Form 10-Q
period 2000-09-30
EDEN BIOSCIENCE CORP
filed 2000-11-13
CIK 930095

================================================================================


                          UNITED STATES SECURITIES AND
                               EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                       -----------------------------------


                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ________ TO ________


                         COMMISSION FILE NUMBER 0-31499

                           EDEN BIOSCIENCE CORPORATION
             (Exact name of registrant as specified in its charter)


          WASHINGTON                                         91-1649604
(State or other jurisdiction of                    (IRS Employer Identification No.)
 incorporation or organization)


                         11816 NORTH CREEK PARKWAY NORTH
                         BOTHELL, WASHINGTON 98011-8205
          (Address of Principal Executive Offices, including Zip Code)

                                 (425) 806-7300
              (Registrant's Telephone Number, including Area Code)


Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [ ]      No [X]

State the number of shares outstanding of each of the registrant's classes of common equity, as of the latest practicable date:

            CLASS                               OUTSTANDING AT OCTOBER 31, 2000
Common Stock, $.0025 Par Value                              23,674,681


================================================================================

                           EDEN BIOSCIENCE CORPORATION

                               INDEX TO FORM 10-Q


                                                                                          Page
                                                                                          ----
PART I. FINANCIAL INFORMATION

Item 1. Financial Statements............................................................... 2

        Condensed Balance Sheets as of December 31, 1999 and September 30, 2000............ 2

        Condensed Statements of Operations for the three and nine months ended
            September 30, 1999 and 2000.................................................... 3

        Condensed Statement of Shareholders' Equity for the nine months ended
           September 30, 2000.............................................................. 4

        Condensed Statements of Cash Flow for the nine months ended
           September 30, 1999 and 2000..................................................... 5

        Notes to Condensed Financial Statements............................................ 6

Item 2. Management's Discussion and Analysis of Financial Condition and Results of
        Operations ........................................................................ 9

Item 3. Quantitative and Qualitative Disclosures About Market Risk.........................20

PART II. OTHER INFORMATION

Item 2. Changes in Securities and Use of Proceeds..........................................21

Item 4. Submission of Matters to a Vote of Security Holders................................22

Item 6. Exhibits and Reports on Form 8-K...................................................22

SIGNATURES ................................................................................23

INDEX TO EXHIBITS..........................................................................23

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                           EDEN BIOSCIENCE CORPORATION

                            CONDENSED BALANCE SHEETS


                                                                                                       Pro Forma as of
                                                                December 31,       September 30,        September 30,
                                                                    1999                2000                2000
                                                               -------------       -------------       -------------
                                                                                    (unaudited)         (unaudited)
                                                          ASSETS
Current assets:
    Cash and cash equivalents                                  $  13,107,250       $     944,178       $  93,990,678
    Accounts receivable                                                   --             622,070             622,070
    Inventory                                                             --             414,824             414,824
    Other current assets                                              61,367             234,511             234,511
                                                               -------------       -------------       -------------
      Total current assets                                        13,168,617           2,215,583          95,262,083
Property and equipment, net                                        2,949,720           6,334,878           6,334,878
Other assets                                                         159,711           1,822,594             343,321
                                                               -------------       -------------       -------------
      Total assets                                             $  16,278,048       $  10,373,055       $ 101,940,282
                                                               =============       =============       =============


                                           LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
    Accounts payable                                           $     725,711       $   3,000,508       $   3,000,508
    Accrued expenses                                               1,100,018           2,479,756           2,479,756
    Current portion of capital lease obligations                     329,085             263,409             263,409
                                                               -------------       -------------       -------------
      Total current liabilities                                    2,154,814           5,743,673           5,743,673
Capital lease obligations, net of current portion                    522,966             331,066             331,066
                                                               -------------       -------------       -------------
      Total liabilities                                            2,677,780           6,074,739           6,074,739
                                                               -------------       -------------       -------------
Commitments and contingencies

Shareholders' equity:
    Convertible preferred stock, $.01 par value,
      10,000,000 shares authorized; 9,964,185 shares
      designated as Series A through F at December 31,
      1999 and no designations at September 30, 2000;
        Issued and outstanding shares - 9,746,396 shares
          at December 31, 1999; no shares at
          September 30, 2000 and pro forma
        Aggregate liquidation preference - $30,554,080 at
          December 31, 1999 and $0 at September 30, 2000              97,464                  --                  --
    Common stock, $.0025 par value, 100,000,000 shares
      authorized; issued and outstanding shares -
      2,694,798 at December 31, 1999; 16,965,115 at
      September 30, 2000; and 23,635,115 pro forma                     6,737              42,413              59,088
    Additional paid-in capital                                    36,675,834          40,044,271         131,594,823
    Common stock subscriptions receivable                            (59,007)            (26,393)            (26,393)
    Deferred stock option compensation expense                      (146,336)            (76,685)            (76,685)
    Accumulated deficit                                          (22,974,424)        (35,685,290)        (35,685,290)
                                                               -------------       -------------       -------------
      Total shareholders' equity                                  13,600,268           4,298,316          95,865,543
                                                               -------------       -------------       -------------
      Total liabilities and shareholders' equity               $  16,278,048       $  10,373,055       $ 101,940,282
                                                               =============       =============       =============


   The accompanying notes are an integral part of these financial statements.

                           EDEN BIOSCIENCE CORPORATION

                       CONDENSED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                            Three Months Ended September 30,       Nine Months Ended September 30,
                                            -------------------------------       -------------------------------
                                                1999               2000                1999             2000
                                            ------------       ------------       ------------       ------------
Revenues:
   Product sales                            $         --       $  1,028,283       $         --       $  1,028,283
   Consulting services                            34,186                 --             77,257                 --
                                            ------------       ------------       ------------       ------------
     Gross revenues                               34,186          1,028,283             77,257          1,028,283
   Sales allowances                                   --            411,314                 --            411,314
                                            ------------       ------------       ------------       ------------
     Net revenues                                 34,186            616,969             77,257            616,969
                                            ------------       ------------       ------------       ------------
Operating expenses:
   Cost of goods sold                                 --            352,683                 --            352,683
   Research and development                    1,743,022          2,128,210          5,455,470          7,244,368
   Selling, general and administrative           557,779          1,774,241          1,568,282          3,685,167
                                            ------------       ------------       ------------       ------------
     Total operating expenses                  2,300,801          4,255,134          7,023,752         11,282,218
                                            ------------       ------------       ------------       ------------
Loss from operations                          (2,266,615)        (3,638,165)        (6,946,495)       (10,665,249)
                                            ------------       ------------       ------------       ------------

Other income (expense):
   Interest income                                84,273             61,402            332,203            339,852
   Interest expense                              (46,147)           (30,369)          (138,746)          (103,945)
   Fee and fair value of warrants
     granted for credit facilities                    --         (2,281,524)                --         (2,281,524)
                                            ------------       ------------       ------------       ------------
        Total other income (expense)              38,126         (2,250,491)           193,457         (2,045,617)
                                            ------------       ------------       ------------       ------------

Net loss                                    $ (2,228,489)      $ (5,888,656)      $ (6,753,038)      $(12,710,866)
                                            ============       ============       ============       ============

Historical basic and diluted net
   loss per share                           $      (1.22)      $      (1.57)      $      (3.70)      $      (4.07)
                                            ============       ============       ============       ============

Historical weighted average
   shares outstanding used to
   compute net loss per share                  1,831,883          3,745,271          1,825,938          3,120,521
                                            ============       ============       ============       ============

Pro forma basic and diluted net
    loss per share                          $      (0.15)      $      (0.35)      $      (0.46)      $      (0.76)
                                            ============       ============       ============       ============

Weighted average shares
   outstanding used to compute
   pro forma net loss per share               14,677,003         16,933,040         14,660,627         16,713,251
                                            ============       ============       ============       ============

Pro forma as adjusted basic and
   diluted net loss per share                                  $      (0.25)                         $      (0.54)
                                                               ============                          ============

Weighted average shares outstanding
   used to compute pro forma as
   adjusted net loss per share                                   23,603,040                            23,383,251
                                                               ============                          ============


   The accompanying notes are an integral part of these financial statements.

                           EDEN BIOSCIENCE CORPORATION

                   CONDENSED STATEMENT OF SHAREHOLDERS' EQUITY
                                   (UNAUDITED)


                                               Outstanding Shares
                                         -------------------------------                                            Additional
                                           Preferred           Common           Preferred          Common            Paid-in
                                             Stock              Stock             Stock             Stock            Capital
                                         ------------       ------------      ------------       ------------      ------------
Balance at December 31, 1999                9,746,396          2,694,798      $     97,464       $      6,737      $ 36,675,834
     Exercise of warrants                          --            189,880                --                475           911,574
     Fair value of warrants granted                --                 --                --                 --         1,981,524
     Offering costs                                --                 --                --                 --           (14,657)
     Interest on subscriptions
        receivable                                 --                 --                --                 --                --
     Exercise of stock options                     --            286,333                --                716           427,017
     Repayment of note receiv-
        able from shareholder                      --                 --                --                 --                --
     Conversion of preferred stock
        upon effectiveness of
        initial public offering            (9,746,396)        13,794,104           (97,464)            34,485            62,979
     Amortization of stock
        option compensation
        expense                                    --                 --                --                 --                --
     Net loss                                      --                 --                --                 --                --
                                         ------------       ------------      ------------       ------------      ------------
Balance at September 30, 2000
     (unaudited)                                   --         16,965,115      $         --       $     42,413      $ 40,044,271
                                         ============       ============      ============       ============      ============



                                           Common             Deferred
                                            Stock              Stock                                  Total
                                          Subscrip-            Option            Accum-               Share-
                                            tions             Compen-           ulated              holders'
                                          Receivable           sation            Deficit             Equity
                                         ------------       ------------       ------------       ------------
Balance at December 31, 1999             $    (59,007)      $   (146,336)      $(22,974,424)      $ 13,600,268
     Exercise of warrants                          --                 --                 --            912,049
     Fair value of warrants granted                --                 --                 --          1,981,524
     Offering costs                                --                 --                 --            (14,657)
     Interest on subscriptions
        receivable                             (2,818)                --                 --             (2,818)
     Exercise of stock options                     --                 --                 --            427,733
     Repayment of note receiv-
        able from shareholder                  35,432                 --                 --             35,432
     Conversion of preferred stock
        upon effectiveness of
        initial public offering                    --                 --                 --                 --
     Amortization of stock
        option compensation
        expense                                    --             69,651                 --             69,651
     Net loss                                      --                 --        (12,710,866)       (12,710,866)
                                         ------------       ------------       ------------       ------------
Balance at September 30, 2000
     (unaudited)                         $    (26,393)      $    (76,685)      $(35,685,290)      $  4,298,316
                                         ============       ============       ============       ============


   The accompanying notes are an integral part of these financial statements.

                           EDEN BIOSCIENCE CORPORATION

                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                           Nine Months Ended
                                                                             September 30,
                                                                    -------------------------------
                                                                        1999               2000
                                                                    ------------       ------------
Cash flows from operating activities:
      Net loss                                                      $ (6,753,038)      $(12,710,866)
      Adjustments to reconcile net loss
      to cash used in operating activities:
          Depreciation and amortization                                  786,601            640,959
          Amortization of stock option compensation expense               73,688             69,651
          Interest income on subscriptions receivable                     (3,239)            (2,818)
          Loss on disposition of fixed assets                                 --             13,159
          Fair value of warrants granted for credit facilities                --          1,981,524
      Changes in assets and liabilities:
          Accounts receivable                                            (11,857)          (622,070)
          Inventory                                                           --           (414,824)
          Other assets                                                  (133,281)        (1,836,027)
          Accounts payable                                              (657,402)         2,274,797
          Accrued expenses                                               445,362          1,379,738
                                                                    ------------       ------------
              Net cash used in operating activities                   (6,253,166)        (9,226,777)
                                                                    ------------       ------------

Cash flows used in investing activities:
      Purchases of property and equipment                             (1,704,601)        (4,039,276)
      Repayment of note receivable from shareholder                           --             35,432
                                                                    ------------       ------------
              Net cash used in investing activities                   (1,704,601)        (4,003,844)
                                                                    ------------       ------------

Cash flows from financing activities:
      Proceeds from sale-leaseback of equipment                          162,999                 --
      Payments on capital equipment leases                              (210,131)          (257,576)
      Sales of preferred stock                                         1,547,880                 --
      Offering costs                                                      (5,871)           (14,657)
      Proceeds from exercise of stock options                             15,000            427,733
      Proceeds from exercise of common stock warrants                         --            912,049
                                                                    ------------       ------------
              Net cash provided by financing activities                1,509,877          1,067,549
                                                                    ------------       ------------

Net decrease in cash and cash equivalents                             (6,447,890)       (12,163,072)
Cash and cash equivalents at beginning of period                      11,723,450         13,107,250
                                                                    ------------       ------------
Cash and cash equivalents at end of period                          $  5,275,560       $    944,178
                                                                    ============       ============

Supplemental disclosures:
      Cash paid for interest                                        $    138,746       $    103,945
                                                                    ============       ============


   The accompanying notes are an integral part of these financial statements.

                           EDEN BIOSCIENCE CORPORATION

                     NOTES TO CONDENSED FINANCIAL STATEMENTS

    (INFORMATION AS OF AND FOR THE THREE MONTH AND NINE MONTH PERIODS ENDED
                   SEPTEMBER 30, 1999 AND 2000 IS UNAUDITED)

1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION AND BUSINESS

       EDEN Bioscience Corporation ("EDEN" or the "Company") was incorporated on July 18, 1994. EDEN is a plant technology company focused on developing, manufacturing and marketing innovative natural products for agriculture. Prior to August 2000, the Company was a development stage company. In August 2000, the Company began sales of its initial product, Messenger.

BASIS OF PRESENTATION

       The accompanying unaudited condensed financial statements have been prepared by the Company in accordance with generally accepted accounting principles for interim financial information and pursuant to the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The balance sheet at December 31, 1999 has been derived from the audited financial statement at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These financial statements and notes should be read in conjunction with the financial statements and notes for the year ended December 31, 1999 included in the Company's Registration Statement on Form S-1, as amended (Registration No. 333-41028), which was declared effective by the Securities and Exchange Commission on September 26, 2000.

       In the opinion of management, the financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to state fairly the financial information set forth therein. Results of operations for the three and nine-month periods ended September 30, 2000 are not necessarily indicative of the results expected for the full fiscal year or for any future period.

USE OF ESTIMATES

       The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

REVENUE RECOGNITION

       The Company sells its products primarily through distributors. Revenues from product sales are recognized at the time of shipment to the distributors. Sales allowances are granted to the distributors based on the specific terms included in the distribution agreement. Revenues from consulting arrangements are recognized as the Company performs activities under the terms of each agreement. The Company does not expect to generate any significant future revenues from consulting services.

NET LOSS PER COMMON SHARE

       Basic net loss per share is calculated as the net loss divided by the weighted average number of common shares outstanding during the period. Diluted net loss per share is calculated as the net loss divided by the sum of the weighted average number of common shares outstanding during the period plus the additional common shares that would have been issued had all dilutive warrants and options been exercised, less shares that would be repurchased with the proceeds from such exercise (Treasury Stock

                           EDEN BIOSCIENCE CORPORATION

                     NOTES TO CONDENSED FINANCIAL STATEMENTS

    (INFORMATION AS OF AND FOR THE THREE MONTH AND NINE MONTH PERIODS ENDED
                   SEPTEMBER 30, 1999 AND 2000 IS UNAUDITED)


Method). The effect of including outstanding options and warrants is antidilutive for all periods presented. Therefore, options and warrants have been excluded from the calculation of diluted net loss per share and consist of the following:

                                                                       As of September 30,
                                                                    -------------------------
                                                                      1999            2000
                                                                    ---------       ---------
Options to purchase common stock...............................     1,365,200       2,455,667
Warrants to purchase common stock..............................     1,334,040         511,878

       Pro forma basic and diluted net loss per share is calculated presuming the conversion of all convertible preferred stock. The actual conversion of the preferred stock occurred on September 26, 2000, the effective date of the Company's initial public offering.

       Pro forma as adjusted basic and diluted net loss per share is calculated presuming the conversion of all convertible preferred stock and issuance at the beginning of the periods presented of 6,670,000 shares of common stock issued in the Company's initial public offering.

2. INITIAL PUBLIC OFFERING

       On October 2, 2000, the Company closed its initial public offering of 6,670,000 shares of common stock, including the underwriters' over-allotment option, at a purchase price of $15.00 per share for proceeds of $91.6 million, net of underwriters' fees, commissions and offering costs.

3. CREDIT FACILITIES

       In August 2000, the Company established unsecured, multiple-advance, committed credit facilities with Stephens Group, Inc. and the WBW Trust Number One (the "Credit Facilities"). Under the terms of the Credit Facilities, the Company had the ability to borrow up to a total of $15 million. The Credit Facilities contained a requirement that any borrowings be repaid at the date that the Company received any cash proceeds from the issuance of equity securities after the date of the Credit Facilities. The Company did not borrow any amounts pursuant to the Credit Facilities and, with the completion of the initial public offering, the Company no longer has the ability to borrow any amounts under the Credit Facilities.

       One of the Company's directors, William T. Weyerhaeuser, is trustee for the WBW Trust Number One. Stephens Group, Inc. beneficially owns approximately 10% the Company's common stock and Jon E.M. Jacoby, a director of the Company, is also a director and an executive vice president of Stephens Group, Inc.

       In connection with the Credit Facilities, the Company paid a loan commitment fee of $300,000 and issued warrants to purchase 200,000 shares of the Company's common stock at an exercise price of $15.00 per share. These warrants may be exercised after March 26, 2001 and expire in August 2005. The Company recorded an expense of $2.3 million in the three month period ended September 30, 2000 for the loan commitment fee and fair value of the warrants related to the Credit Facilities.

                           EDEN BIOSCIENCE CORPORATION

                     NOTES TO CONDENSED FINANCIAL STATEMENTS

    (INFORMATION AS OF AND FOR THE THREE MONTH AND NINE MONTH PERIODS ENDED
                   SEPTEMBER 30, 1999 AND 2000 IS UNAUDITED)


4. PROPERTY AND EQUIPMENT

       Property and equipment, at cost, consists of the following:

                                              December 31,     September 30,
                                                 1999              2000
                                              -----------      -------------
Equipment ..............................      $ 3,575,395       $ 7,539,357
Leasehold improvements .................          974,461         1,016,409
                                              -----------       -----------
                                                4,549,856         8,555,766
Less accumulated depreciation ..........       (1,600,136)       (2,220,888)
                                              -----------       -----------
Net property and equipment .............      $ 2,949,720       $ 6,334,878
                                              ===========       ===========

5. ACCRUED EXPENSES

       Accrued expenses consist of the following:

                                             December 31,    September 30,
                                                 1999            2000
                                             -----------     -------------
Compensation ...........................      $  759,039      $1,243,822
Field trial expenses ...................              --
                                                                 458,213
Accrued offering costs .................              --
                                                                 249,828
Other ..................................         340,979         527,893
                                              ----------      ----------
Total accrued expenses .................      $1,100,018      $2,479,756
                                              ==========      ==========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

       This discussion and analysis should be read in conjunction with our financial statements and accompanying notes included in this document and the 1999 audited financial statements and notes thereto included in our Registration Statement on Form S-1, as amended (No. 333-41028), declared effective on September 26, 2000.

       The following discussion of our financial condition and results of operations contains forward-looking statements that involve risks and uncertainties, such as statements of our plans, objectives, expectations and intentions. We use words such as "anticipate," "believe," "expect," "future" and "intend" and similar expressions to identify forward-looking statements. Our actual results could differ materially from those anticipated in these forward-looking statements for many reasons, including the factors described below and under the caption "Factors That May Affect Our Business, Future Operating Results and Financial Condition" set forth at the end of this Item 2. You should not place undue reliance on these forward-looking statements, which apply only as of the date of this Form 10-Q.

OVERVIEW

       We are a plant technology company focused on developing, manufacturing, and marketing innovative natural products for agriculture. We have a fundamentally new, patented and proprietary technology that we believe will significantly improve plant protection and crop production worldwide. We believe our technology and products offer innovative solutions versus traditional plant protection and crop enhancement alternatives and, importantly, avoid the substantial and growing public resistance to chemical pesticides and gene-based biotechnology.

       Commercial sales of Messenger, our initial product, began in August 2000. Prior to August 2000, we derived all of our revenue from providing consulting services to growers in the analysis and diagnosis of plant and soil diseases and from research grants. We terminated all consulting services in January 2000 in order to focus on commercialization of Messenger. Since 1997, we have not sought, and do not intend to seek in the future, additional research grants.

       We have incurred significant operating losses since inception. As of September 30, 2000, we had an accumulated deficit of $35.7 million. For the year ended December 31, 1999, we had a net loss of $9.4 million and for the nine months ended September 30, 2000, we had a net loss of $12.7 million. Operating expenses were $4.3 million for the quarter ended September 30, 2000, an increase of $2.0 million (85%) from $2.3 million in the comparable quarter of 1999. Operating expenses were $11.3 million for the nine months ended September 30, 2000, an increase of $4.3 million (61%) from $7.0 million in the comparable nine months of 1999. We expect to incur additional losses while we expand and enhance our manufacturing and research and development activities, as well as our sales and marketing capabilities.

RESULTS OF OPERATIONS

Three Months and Nine Months Ended September 30, 1999 and 2000

Revenues

       We generated our first revenue from product sales in August 2000, when we began selling Messenger, our first commercial product. Revenues from product sales were $1.0 million for the quarter and nine months ended September 30, 2000. In January 2000, we terminated all consulting services in order to increase our focus on commercialization of Messenger. Accordingly, revenues from consulting services decreased $34,000 (100%) from the quarter ended September 30, 1999 to the quarter ended

September 30, 2000, and $77,000 (100%) from the nine months ended September 30, 1999 to the comparable period in 2000.

Sales Allowances

       Sales allowances represent costs incurred to an independent distributor for sales and marketing support, product warehousing and delivery and information exchange. For the quarter and nine months ended September 30, 2000, these costs were $411,000, or 40% of product sales. No such costs were incurred in 1999.

Cost of Goods Sold

       Cost of goods sold includes the cost of raw materials, labor and overhead required to manufacture Messenger. For the quarter and nine months ended September 30, 2000, cost of goods sold was $353,000, or 34% of product sales. No such costs were incurred in 1999. We believe that our cost to manufacture Messenger will decrease as we increase our capacity and continue to enhance the manufacturing process.

Research and Development Expenses

       Our research and development expenses consist primarily of personnel and related expenses, field trial expenses, laboratory expenses and facility and equipment expenses. Research and development expenses were $2.1 million for the quarter ended September 30, 2000, an increase of $400,000 (22%) from $1.7 million in the comparable quarter of 1999. Research and development expenses increased $1.8 million (33%) from $5.4 million for the nine months ended September 30, 1999 to $7.2 million for the comparable period in 2000. Research and development expenses have increased primarily because we have increased staffing, conducted more field trials, conducted extensive toxicology tests, developed and enhanced our manufacturing processes and prepared and filed additional patent applications. We expect substantial increases in research and development expenses as we develop new products and attempt to maintain and enhance our harpin-related technology platform.

Selling, General and Administrative Expenses

       Our selling, general and administrative expenses consist of payroll and expenses for sales and marketing, executive and administrative personnel; marketing, recruiting and professional fees; and other corporate expenses. Selling, general and administrative expenses were $1.8 million for the quarter ended September 30, 2000, an increase of $1.2 million (218%) from $600,000 for the comparable quarter in 1999. Selling, general and administrative expenses increased $2.1 million (135%) from $1.6 million for the nine months ended September 30, 1999 to $3.7 million for the comparable period in 2000. Our selling, general and administrative expenses rose primarily due to increased salary expense, marketing costs for the introduction of Messenger and our harpin and harpin-related technology, the expense of hiring additional personnel and increases in professional fees. We expect selling, general and administrative expenses to increase further as we hire additional personnel to support anticipated growth and the commercialization of Messenger, enhance information systems, expand our sales and marketing capability and incur costs associated with being a public company.

Interest Income

       Interest income consists of earnings on our cash and cash equivalents. Interest income was $61,000 for the quarter ended September 30, 2000, a decrease of $23,000 (27%) from $84,000 for the comparable quarter in 1999 as a result of a lower average balance of cash and cash equivalents in 2000.

Interest income increased $8,000 (2%) from $332,000 for the nine months ended September 30, 1999 to $340,000 for the comparable period in 2000, primarily due to funds received late in 1999 from the sale of preferred stock.

Interest Expense

       Interest expense consists of interest we pay on capital leases used to finance our equipment purchases. Interest expense was $30,000 for the quarter ended September 30, 2000, a decrease of $16,000 (34%) from $46,000 for the comparable quarter in 1999. Interest expense decreased $35,000 (25%) from $139,000 for the nine months ended September 30, 1999 to $104,000 for the comparable period in 2000. The decreases in 2000 over comparable periods in 1999 were due to lower average principal balances as we pay down our capital lease obligations.

       In August 2000, we established unsecured, multiple-advance, committed credit facilities with Stephens Group, Inc. and the WBW Trust Number One to borrow up to a total of $15 million. Under the terms of the facilities, we paid commitment fees totaling $300,000 and issued warrants to purchase 200,000 shares of our common stock at an exercise price of $15.00 per share. The commitment fee and fair value of these warrants totaled $2.3 million and is included in other income (expense) for the three months and nine months ended September 30, 2000. We did not borrow any amounts pursuant to these credit facilities and, with the completion of our initial public offering, we no longer have the ability to borrow any amounts under these credit facilities.

Income Taxes

       We have realized a net loss from operations for each period since we began doing business. As of December 31, 1999, we had accumulated approximately $21.3 million of net operating loss carryforwards for federal income tax purposes. These carryforwards expire between 2009 and 2014. The annual use of these net operating loss carryforwards may be limited in the event of a cumulative change in ownership of more than 50%.

LIQUIDITY AND CAPITAL RESOURCES

       Since our inception, we have financed our operations primarily through the private sale of our equity securities, resulting in net proceeds of $36.5 million through September 30, 2000. To a lesser extent, we have financed our equipment purchases through lease financings. As of September 30, 2000, we had cash and cash equivalents of $900,000. On October 2, 2000, we closed the initial public offering of approximately 6.7 million shares of our common stock, resulting in net proceeds of $91.6 million after deducting offering costs of $8.5 million.

       Our operating activities resulted in net cash outflows of $9.2 million for the nine months ended September 30, 2000, an increase of $2.9 million (48%) over net cash outflows of $6.3 million for the comparable period in 1999. These operating cash outflows resulted primarily from significant expenditures on research and development and selling, general and administrative expenses, all of which led to operating losses.

       Investing activities used cash of $4.0 million for the nine months ended September 30, 2000, an increase of $2.3 million (135%) over $1.7 million for the comparable period in 1999. This increase is due primarily to property and equipment purchased in connection with expansion of our manufacturing and research and development facilities.

       Financing activities provided cash of $1.1 million during the nine months ended September 30, 2000, a decrease of $400,000 (29%) from cash of $1.5 million provided from financing activities during the comparable period in 1999. These funds resulted primarily from proceeds from the exercise of common stock warrants and stock options in 2000 and the private sale of our preferred stock in 1999. As of September 30, 2000, our future minimum payments under capital and operating leases totaled approximately $1.2 million and are payable over the next five years.

       We currently expect to substantially increase our operating expenses to enhance and expand our sales and manufacturing capabilities and to continue to enhance our manufacturing and research and development activities. In the next fiscal year, we currently expect to spend approximately $8 million for sales and marketing activities, including personnel, promotional and advertising expenses. We also expect to make capital expenditures of up to approximately $20 million to expand and enhance our manufacturing and research and development facilities. These additional operating expenses and capital expenditures will consume a material amount of our cash resources, including a portion of the net proceeds of our initial public offering. We believe that the net proceeds from the initial public offering, together with our existing cash and cash equivalents at September 30, 2000, will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for at least the next year. Our future capital requirements will depend on the success of our operations.

       In the future, we may require additional funds to support our working capital requirements or for other purposes and may seek to raise such additional funds through public or private equity financing or from other sources. We may be unable to obtain adequate or favorable financing at that time.

FACTORS THAT MAY AFFECT OUR BUSINESS, FUTURE OPERATING RESULTS AND FINANCIAL CONDITION

       You should carefully consider the risks described below together with all of the other information included in this quarterly report on Form 10-Q. The risks and uncertainties described below are not the only ones facing our company. If any of the following risks actually occurs, our business, financial condition or operating results could be harmed.

We are at an early stage of development and are subject to the risks of new enterprises and the commercialization of a new technology.

       We began our operations in 1994 and have recently initiated marketing activities designed to promote the distribution and sale of our first product, Messenger, in the United States. We have not proven our ability to commercialize any products. Our early stage of development, the newness of our technology and the uncertain nature of the market in which we compete make it difficult to assess our prospects or predict our future operating results. We are subject to risks and uncertainties frequently encountered in the establishment of a new business enterprise, particularly in the rapidly changing market for plant protection and yield enhancement products. These risks include our inability to transition from a company with a research focus to a company capable of supporting commercial activities, including manufacturing, regulatory approval and compliance, marketing, sales, distribution and quality control and assurance. Our inability to adequately address these risks could cause us to be unprofitable or to cease operations.

We currently depend on a single product and our development and commercialization of that product may not be successful.

       For the immediately foreseeable future we will be dependent on the successful development and commercialization of one product, which is based on a new technology. While Messenger has been subject to numerous field tests on a wide variety of crops with favorable results, we have only recently begun sales of Messenger, and Messenger could prove to be commercially unsuccessful. Messenger may not prove effective or economically viable for all crops or markets. For example, our potato field trials to date have shown inconsistent results and, therefore, we have determined that the benefits of Messenger to potato growers have not yet proven sufficient for marketing purposes. In addition, because Messenger has not been put to widespread commercial use over significant periods of time, no assurance can be given that adverse consequences might not result from the use of Messenger, such as soil or other environmental degradation, the development of negative effects on animals or plants or reduced benefits in terms of crop yield or protection.

       The markets for Messenger, and other harpin-based products we may develop, are unproven. Messenger may not gain commercial acceptance or success. If we are unable to successfully achieve broad market acceptance of Messenger, we may not be able to generate enough product revenues in the future to achieve profitability. A variety of factors will determine the success of our market development and commercialization efforts and the rate and extent of market acceptance of Messenger, including our ability to implement and maintain an appropriate pricing policy for Messenger, and the rate and extent that growers, regulatory authorities and the public accept new pest control practices and products developed through biotechnology.

Our product development efforts, which are based on an innovative technology that is commercially unproven, may not be successful.

       Our harpin and harpin-related technology is new, in an early stage of development and commercially unproven. It may take years and significant capital investment to develop viable enhancements to our Messenger product or new products based on our harpin and harpin-related technology. Risks inherent in the development of products based on innovative technologies include the possibility that:

       - new products or product enhancements will be difficult to produce on a large scale or will be uneconomical to market;

       - proprietary rights of third parties will prevent us from marketing products; and

       - third parties will market superior or equivalent products or will reach the market with their products first.

Inability to produce a high quality product as we increase our manufacturing capacity could impair our business.

       To be successful, we will have to manufacture Messenger in large quantities at acceptable costs while also preserving high product quality. If we cannot maintain high product quality on a large scale, we may be unable to achieve market acceptance of our products and our sales would likely suffer. Moreover, we do not have backup manufacturing systems and, as a result, a failure of any component required in the manufacturing process could delay or impair our ability to manufacture Messenger in the quantities that we may require.

       We intend to significantly expand our manufacturing facilities, a process that we expect will take approximately 12 to 24 months to complete. We cannot guarantee that we will be successful in expanding our manufacturing activities. We may encounter difficulties in scaling up production of our products, including problems involving manufacturing yields, quality control and assurance, shortages of qualified personnel and compliance with regulatory requirements. Even if we are successful in developing our manufacturing capability and processes, we do not know whether we will do so in time to meet our product commercialization schedule or to satisfy the requirements of our distributors or customers.

We have a history of losses since inception, we expect to continue to incur losses and we may not achieve or sustain profitability.

       We have incurred operating losses in each quarter since inception and we expect to continue to incur further operating losses for the foreseeable future. From our inception in July 1994 to September 30, 2000, we have accrued an accumulated deficit of $35.7 million. For the year ended December 31, 1999, we had a net loss of $9.4 million and for the nine months ended September 30, 2000, we had a net loss of $12.7 million. To date, our revenues have been limited. We expect our future revenues to be primarily from the sale of Messenger and other products and these sales are highly uncertain. We expect to continue to devote substantial resources to expand our research and development activities, further increase manufacturing capacity and expand our sales and marketing activities for the commercialization of Messenger. As a result, we will need to generate significant revenues to achieve and maintain profitability. We may never generate profits, and if we do become profitable, we may be unable to sustain or increase profitability on a quarterly or annual basis.

If our ongoing or future field trials are unsuccessful, we may be unable to achieve market acceptance or obtain regulatory approval of our products.

       The successful completion of multiple field trials in domestic and foreign locations on many crops is critical to the success of our product development and marketing efforts. If our ongoing or future field trials are unsuccessful or produce inconsistent results or unanticipated adverse side effects or if we are unable to collect reliable data, regulatory approval of our products could be delayed or we may be unable to achieve market acceptance of our products. Although we have conducted successful field trials on a broad range of crops, we cannot be certain that additional field trials conducted on a greater number of acres, or on crops for which we have not yet conducted field trials, will be successful. Moreover, the results of our ongoing and future field trials are subject to a number of conditions beyond our control, including weather-related events such as drought or floods, severe heat or frost, hail, tornadoes and hurricanes. Generally, we pay third parties, such as growers, consultants and universities, to conduct our field tests for us. In addition, incompatible crop treatment practices or misapplication of the product by the growers that participate in our field trials could interfere with the success of our field trials.

Rapid changes in technology could render our products unmarketable or obsolete.

       We are engaged in an industry characterized by extensive research efforts and rapid technological development. Our competitors, some of which have substantially greater technological and financial resources than we do, may develop plant protection and yield enhancement technologies and products that are more effective than ours or that render our technology and products obsolete or uncompetitive. To be successful, we will need to continually enhance our products and to design, develop and market new products that keep pace with new technological and industry developments.

Inability to develop adequate sales and marketing capabilities could prevent us from successfully commercializing Messenger and other products we may develop.

       We currently have limited sales and marketing experience and capabilities. Our internal sales and marketing staff consists primarily of sales and marketing specialists and field development specialists who are trained to educate growers and independent distributors on the uses and benefits of Messenger. We will need to further develop our sales, marketing and field development capabilities in order to enhance our commercialization efforts, which will involve substantial costs. These specialists require a high level of technical expertise and knowledge regarding Messenger's capabilities and other plant protection and yield enhancement products and techniques. We cannot assure you that our specialists and other members of our sales and marketing team will successfully compete against the sales and marketing operations of our current and future competitors that may have more established relationships with distributors and growers. Failure to recruit, train and retain important sales and marketing personnel, such as our sales and marketing specialists and field development specialists, or the inability of new sales and marketing personnel to effectively market and sell Messenger and other products we may develop, could impair our ability to gain market acceptance of our products and cause our sales to suffer.

We may be unable to establish and maintain successful relationships with independent distributors, which could adversely affect our sales.

       We intend to rely on independent distributors of agri-chemicals to distribute and assist with the marketing and sale of Messenger and other products we may develop. We are currently engaged in discussions with several independent distributors and have signed our first agreement for the distribution of Messenger. Our future revenue growth will depend in large part on our success in establishing and maintaining these sales and distribution channels. We are in the early stages of developing our distribution network and we may be unable to establish these relationships in a timely or cost-effective manner. Moreover, we cannot assure you that the distributors with which we partner will focus adequate resources on selling our products or will be successful in selling them. Many of our potential distributors are in the business of distributing and sometimes manufacturing other, possibly competing, plant protection and yield enhancement products and may perceive Messenger as a threat to various product lines currently being manufactured or distributed by them. In addition, the distributors may earn higher margins by selling competing products or combinations of competing products. If we are unable to establish or maintain successful relationships with independent distributors, we will need to further develop our own distribution capabilities, which would be expensive and time-consuming and the success of which would be uncertain.

Inability to obtain regulatory approvals, or to comply with ongoing and changing regulatory requirements, could delay or prevent sales of Messenger and other potential products.

       The field testing, manufacture, sale and use of plant protection and yield enhancement products, including Messenger and other products we may develop, are extensively regulated by the EPA and state, local and foreign governmental authorities. These regulations substantially increase the cost and time associated with bringing our products to market. If we do not receive the necessary governmental approvals to test, manufacture and market our products, or if the regulatory authorities revoke our approvals or grant them subject to restrictions on their use, we may be unable to sell our products and our business may fail.

       We recently received conditional approval from the EPA to market and sell our first product, Messenger, in the United States. We are required, however, to obtain regulatory approval from certain state and foreign regulatory authorities before we market Messenger in those jurisdictions. Although we are authorized to sell Messenger in 47 states, we have not yet received approval for Messenger in the remaining states, including California, and we have not yet obtained authorization to sell Messenger in any foreign countries. Certain of these jurisdictions may apply different criteria than the EPA in connection with their approval processes.

       If we make significant enhancements in Messenger's design as a result of our ongoing research and development projects, additional EPA approvals may be required. Moreover, we cannot assure you that we will be able to obtain approval for marketing additional harpin-based products or product extensions that we may develop. For example, while the EPA has in place a registration procedure for products such as Messenger that is streamlined in comparison to the registration procedure for chemical pesticides, there can be no assurance that all of our products or product extensions will be eligible for the streamlined procedure or that additional requirements will not be added by the EPA that could make the procedure more time-consuming and costly for our future products.

       Even after we obtain all necessary regulatory approvals to market and sell Messenger and other products we develop, Messenger will be subject to continuing review and extensive regulatory requirements. The EPA, as well as state and foreign governmental authorities, could withdraw a previously approved product from the market upon receipt of newly discovered information, including an inability to comply with regulatory requirements, the occurrence of unanticipated problems with the product or other reasons. In addition, federal, state and foreign regulations relating to crop protection products developed through biotechnology are subject to public concerns and political circumstances, and, as a result, regulations have changed and may change substantially in the future. These changes may result in limitations on the manufacturing, marketing or use of Messenger or other products that we may develop and commercialize.

Inability to satisfy the conditions of our EPA registration could limit or prevent sales of Messenger.

       The EPA has conditioned its approval of our Messenger registration on the requirement that we conduct four additional studies by April 2001 that are designed to further demonstrate the safety of our product. If we are unable to conduct the studies in a timely manner, or if the results of the studies are unacceptable to the EPA, the EPA may revoke its approval or impose limitations on the use of Messenger that could have a negative impact on our sales. Because EPA approval is required for commercial sales of Messenger, the loss of EPA approval for any reason, including our inability to satisfy the conditions of our EPA registration, would prevent further sales of Messenger.

Inability to comply with regulations applicable to our facilities and procedures could delay, limit or prevent our research and development or manufacturing activities.

       Our research and development and manufacturing facilities and procedures are subject to continual review and periodic inspection. To comply with the regulations applicable to these facilities and procedures, we must spend funds, time and effort in the areas of production, safety and quality control and assurance to ensure full technical compliance. If the EPA or another regulator determines that we are not in compliance, regulatory approval of our products could be delayed or we may be required to limit or cease our research and development or manufacturing activities or pay a monetary fine. If we were required to limit or cease our research and development activities, our ability to develop new products would be impaired. In addition, if we are required to limit or cease our manufacturing activities, our ability to produce Messenger in commercial quantities would be impaired or prohibited, which would have an adverse effect on our sales.

International expansion will subject us to risks associated with international operations, which could adversely affect both our domestic and our international operations.

       Our success depends in part on our ability to expand internationally as we obtain regulatory approvals to market and sell our products in other countries. We have been conducting field trials in the People's Republic of China and elsewhere, and we have recently established an office in Mexico City to facilitate our Mexican operations. International expansion of our operations could impose substantial burdens on our resources, divert management's attention from domestic operations and otherwise adversely affect our business. Furthermore, international operations are subject to several inherent risks, especially different regulatory requirements and reduced protection of intellectual property rights that could adversely affect our ability to compete in international markets and have a negative effect on our operating results.

Inability to address strain on our resources caused by growth could result in our inability to effectively manage our business.

       As we add manufacturing, marketing, sales, field development and other personnel, both domestically and internationally, during the commercialization of Messenger, and expand our manufacturing and research and development capabilities, we expect that our operating expenses and capital requirements will increase. Our ability to manage growth effectively requires us to continue to expend funds to improve our operational, financial and management controls, reporting systems and procedures. In addition, we must effectively expand, train and manage our employee base. We will be unable to effectively manage our business if we are unable to timely and successfully alleviate the strain on our resources caused by growth in our business, which could adversely affect our operating results.

The high level of competition in our market may result in pricing pressures, reduced margins or the inability of our products to achieve market acceptance.

       The market for plant protection and yield enhancement products is intensely competitive, rapidly changing and undergoing consolidation. We may be unable to compete successfully against our current and future competitors, which may result in price reductions, reduced margins and the inability to achieve market acceptance for our products.

       Many entities are engaged in developing plant protection and yield enhancement products. Our competitors include major international agri-chemical companies, specialized biotechnology companies, and research and academic institutions. Many of these organizations have significantly more capital, research and development, regulatory, manufacturing, marketing, human and other resources than we do. As a result, they may be able to devote greater resources to the manufacture, promotion or sale of their products, receive greater resources and support from independent distributors, initiate or withstand substantial price competition, or take advantage of acquisition or other opportunities more readily. Further, many of the large agri-chemical companies have a more diversified product offering than we do, which may give these companies an advantage in meeting customer needs by enabling them to offer integrated solutions to plant protection and yield enhancement.

Inability to protect our patents and proprietary rights in the United States and foreign countries could limit our ability to compete effectively since our competitors may take advantage of our research and development efforts.

       Our success depends on our ability to obtain and maintain patent and other proprietary-right protection for our technology and products in the United States and other countries. If we are unable to obtain or maintain these protections, we may not be able to prevent third parties from using our proprietary rights. We also rely on trade secrets, proprietary know-how and continuing technological innovation to remain competitive. We have taken measures to protect our trade secrets and know-how, including the use of confidentiality agreements with our employees, consultants and advisors. It is possible that these agreements may be breached and that any remedies for a breach will not make us whole. We generally control and limit access to, and the distribution of, our product documentation and other proprietary information. Despite our efforts to protect these proprietary rights, unauthorized parties may copy aspects of our products and obtain and use information that we regard as proprietary. We also cannot guarantee that other parties will not independently develop our know-how or otherwise obtain access to our technology.

       The laws of some foreign countries do not protect proprietary rights to the same extent as the laws of the United States, and many companies have encountered significant problems and costs in protecting their proprietary rights in these foreign countries.

       Patent law is still evolving relative to the scope and enforceability of claims in the fields in which we operate. We are like most biotechnology companies in that our patent protection is highly uncertain and involves complex legal and technical questions for which legal principles are not yet firmly established. Our patents and those patents for which we have license rights may be challenged, narrowed, invalidated or circumvented. In addition, our issued patents may not contain claims sufficiently broad to protect us against third parties with similar technologies or products, or provide us with any competitive advantage. We are not certain that our pending patent applications will be issued. Moreover, our competitors could challenge or circumvent our patents or pending patent applications. The U.S. Patent and Trademark Office and the courts have not established a consistent policy regarding the breadth of claims allowed in biotechnology patents. The allowance of broader claims may increase the incidence and cost of patent interference proceedings and the risk of infringement litigation. On the other hand, the allowance of narrower claims may limit the value of our proprietary rights.

Other companies may claim that we infringe their intellectual property or proprietary rights, which could cause us to incur significant expenses or be prevented from selling our products.

       Our success depends on our ability to operate without infringing the patents and proprietary rights of third parties. Product development is inherently uncertain in a rapidly evolving technological environment in which there may be numerous patent applications pending, many of which are confidential when filed, with regard to similar technologies. Future patents issued to third parties may contain claims that conflict with our patents. Although we believe that our current product does not infringe the proprietary rights of any third parties, third parties could assert infringement claims against us in the future. Any litigation or interference proceedings, regardless of their outcome, would probably be costly and require significant time and attention of our key management and technical personnel. Litigation or interference proceedings could also force us to:

       - stop or delay selling, manufacturing or using products that incorporate the challenged intellectual property;

       -      pay damages; or

       - enter into licensing or royalty agreements that may be unavailable on acceptable terms.

If we do not adequately distinguish Messenger from genetically modified plants and certain other products, public concerns over those products could negatively impact market acceptance of Messenger.

       Claims that genetically engineered products are unsafe for consumption or pose a danger to the environment have led to public concerns and negative public attitudes, particularly in Europe. We intend to distinguish Messenger and harpin-related technologies from products that genetically modify plants. While our technology does involve genetic modification in the process of manufacturing Messenger, Messenger and harpin-related technologies are topically applied and do not genetically modify the plant's DNA. If the public or potential customers perceive Messenger as a genetically modified product, Messenger may not gain market acceptance. Similarly, countries that have imposed more restrictive regulations on genetically modified plants, including Japan and certain members of the European Union, may perceive Messenger as a genetically modified product. If so, regulators in those countries may impose more restrictive regulations on Messenger, which could delay, limit or impair our ability to market and sell Messenger in those countries.

We may be exposed to product liability claims, which could adversely affect our operations.

       We may be held liable or incur costs to settle liability claims if any products we develop, or any products that use or incorporate any of our technologies, cause injury or are found unsuitable during product testing, manufacturing, marketing, sale or use. These risks exist even with respect to products that have received, or may in the future receive, regulatory approval, registration or clearance for commercial use. We cannot guarantee that we will be able to avoid product liability exposure. We currently maintain product liability insurance at levels we believe are sufficient and consistent with industry standards for companies at our stage of development. We cannot guarantee that our product liability insurance is adequate, and, at any time, it is possible that such insurance coverage may not be available on commercially reasonable terms or at all. A product liability claim could result in liability to us greater than our assets and/or insurance coverage. Moreover, even if we have adequate insurance coverage, product liability claims or recalls could result in negative publicity or force us to devote significant time and attention to matters other than those in the normal course of business.

Inability to retain our key employees and other skilled managerial and technical personnel could impair our ability to maintain and expand our business.

       We are highly dependent on the efforts and abilities of our current key managerial and technical personnel, particularly Jerry L. Butler, our Chief Executive Officer and President, and Dr. Zhongmin Wei, our Vice President of Research. Our success will depend in part on retaining the services of Mr. Butler and Dr. Wei and our other existing key management and technical personnel and on attracting and retaining new highly qualified personnel. Inability to retain our existing key management and technical personnel or to attract additional qualified personnel could, among other things, delay our product development, marketing and sales efforts. Although Mr. Butler and Dr. Wei have signed agreements with us that limit their ability to compete directly with us in the future, nothing prevents either of them from leaving EDEN. Moreover, in our field, competition for qualified management and technical personnel is intense. In addition, many of the companies with which we compete for experienced personnel have greater financial and other resources than we do. As a result of these factors, we may be unable to recruit, train and retain sufficient qualified personnel.

We may have to reduce operations if we are unable to meet our funding requirements.

       We will require substantial additional funding to continue our research and development activities, increase manufacturing capabilities and commercialize products. If we are unable to generate sufficient cash flow from operations or obtain funds through additional financing, we may have to delay, curtail or eliminate some or all of our research and development, field testing, marketing and manufacturing programs. We believe that our existing capital resources will be sufficient to support our operations for at least the next year. Our future capital requirements will depend on the success of our operations. If our capital requirements vary from our current plans, we may require additional financing sooner than we anticipate. Financing may be unavailable to us when needed or may not be available to us on acceptable terms.

Our operating results are likely to fluctuate, resulting in an unpredictable level of earnings and possibly in a decrease in our stock price.

       Our operating results for a particular quarter or year are likely to fluctuate, which could result in uncertainty surrounding our level of earnings and possibly in a decrease in our stock price. Numerous factors will contribute to the unpredictability of our operating results. In particular, our sales are expected to be highly seasonal. Sales of plant protection and yield enhancement products are dependent on planting and growing seasons, climatic conditions and other variables, which we expect to result in substantial fluctuations in our quarterly sales and earnings. In addition, most of our expenses, such as employee compensation and lease payments for facilities and equipment, are relatively fixed. Our expense levels are based, in part, on our expectations regarding future sales. As a result, any shortfall in sales relative to our expectations could cause significant changes in our operating results from quarter to quarter. Other factors may also contribute to the unpredictability of our operating results, including the size and timing of significant customer transactions, the delay or deferral of customer use of our products and the fiscal or quarterly budget cycles of our customers. For example, customers may purchase large quantities of our products in a particular quarter to store and use over long periods of time, or time their purchases to coincide with their receipt of revenue or loan proceeds, which may cause significant fluctuations in our operating results for a particular quarter or year.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

       We do not currently hold any derivative instruments and we do not engage in hedging activities. Also, we do not have any outstanding variable rate debt and currently do not enter into any material transactions denominated in a foreign currency. Therefore, our direct exposure to interest rate and foreign exchange fluctuation is currently minimal. We believe that the market risk arising from holdings of our financial instruments is not material.

                          PART II -- OTHER INFORMATION

ITEM 2. CHANGE IN SECURITIES AND USE OF PROCEEDS

(c) Recent Sales of Unregistered Securities

       During the period covered by this report on Form 10-Q, we issued and sold unregistered securities as follows:

       - 42,833 shares of our common stock to employees pursuant to the exercise of stock options under our 1995 combined incentive and nonqualified stock option plan for a total consideration of $28,533.

       - 22,178 shares of our common stock to warrant holders pursuant to the exercise of their warrants for total consideration of $26,386.

       - options to purchase 797,500 shares of our common stock at an exercise price of $14.00 per share, as consideration for the recipients' services to EDEN.

       - warrants to purchase 200,000 shares of our common stock at an exercise price of $15.00 per share, in connection with the establishment of credit facilities.

       The sales and issuances of these shares were exempt from registration under the Securities Act pursuant to Rule 701 promulgated thereunder on the basis that these options and warrants were offered and sold either pursuant to a written compensatory benefit plan or pursuant to written contracts relating to consideration or pursuant to Section 4(2) of the Securities Act on the basis that the transactions did not involve a public offering.

(d) Use of Proceeds

       On September 26, 2000, the SEC declared effective our Registration Statement on Form S-1, as amended (Registration No. 333-41028), as filed with the SEC in connection with our initial public offering. The offering has terminated as a result of the sale of all of the shares. The co-managing underwriters were Merrill Lynch, Pierce, Fenner & Smith Incorporated and Stephens Inc. The offering consisted of 6,670,000 shares of our common stock, including 870,000 shares of common stock offered pursuant to the exercise of the underwriters' over-allotment option. The aggregate price of the shares offered and sold by EDEN was approximately $100.1 million. Proceeds to EDEN, after accounting for $7.0 million in underwriting discounts and commissions and approximately $1.5 million in other expenses, were $91.6 million.

       None of the net offering proceeds were paid, directly or indirectly, to any of our directors or officers, to persons owning ten percent or more of our securities, or to affiliates of EDEN. A portion of the expenses incurred by EDEN in connection with the issuance and distribution of these securities were paid to Stephens Inc., a co-managing underwriter of the offering, for underwriting discounts and commissions. Stephens-EBC, LLC, an affiliate of Stephens Inc., beneficially owns 2.4 million shares, or approximately 10% of the issued and outstanding shares of our common stock. In addition, Stephens Group, Inc. controls Stephens Inc. and is the sole manager of Stephens-EBC, LLC. Mr. John E.M. Jacoby, one of our directors, is also a director and executive vice president of Stephens Inc. and Stephens Group, Inc. Other than the underwriting discounts and commissions paid to Stephens Inc., none of the underwriting discounts and commission, finders' fees, expenses paid to or for underwriters, or other expenses incurred by EDEN in connection with the issuance and distribution of these securities were paid to any of our directors or officers or to any person owning ten percent or more of our common stock.

       We intend to use up to approximately $20 million of the net proceeds raised in the initial public offering to expand and enhance our manufacturing and research and development facilities. We intend to use the remaining portion of the net proceeds for working capital and general corporate purposes, including the expansion of our sales and marketing capabilities for the commercialization of Messenger and the expansion of our research and development activities. Pending such uses, we will invest the net proceeds in short-term, interest-bearing, investment-grade securities.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a) The 2000 annual meeting of shareholders of EDEN Bioscience Corporation was held on August 9, 2000.

(b) The following directors were elected to serve a term expiring on his/her death, resignation of removal, or upon election of any such director's successor:

        Jerry L. Butler                 Agatha L. Maza
        Jon E. M. Jacoby                Albert A. James
        Oscar C. Sandberg               John W. Titcomb
        William T. Weyerhaeuser

(c)    The following additional matters were approved at the annual meeting:

       1. Amendments to our articles of incorporation and subsequent restatement of the articles of incorporation:

                   For                  Against               Abstain
                   ---                  -------               -------
                15,746,338               74,474               62,627

       2. Amendments to our 1995 combined incentive and nonqualified stock option plan, including the reservation of an additional 1,000,000 shares of our common stock for issuance under the plan:

                    For                  Against              Abstain
                    ---                  -------              -------
                 15,470,881              254,775              157,783

       3.     Adoption of our 2000 stock incentive plan:

                    For                  Against              Abstain
                    ---                  -------              -------
                 15,470,340              231,705              181,394

       4.     Adoption of our 2000 employee stock purchase plan:

                    For                  Against              Abstain
                    ---                  -------              -------
                 15,601,426              124,230              157,783

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits.

       3.1 Restated Articles of Incorporation
       27.1 Financial Data Schedule

(b) Reports on Form 8-K.

       We filed no reports on Form 8-K during the quarter covered by this Form 10-Q.



                                   SIGNATURES

       Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     EDEN BIOSCIENCE CORPORATION

                                     Date: November 14, 2000





                                     By: /s/ BRADLEY S. POWELL
                                        ----------------------------------------
                                        Bradley S. Powell
                                        Vice President of Finance, Secretary and
                                        Chief Financial Officer (Principal
                                        financial and accounting officer)




                                INDEX TO EXHIBITS


Exhibit No.          Description
-----------          -----------
3.1                  Restated Articles of Incorporation
27.1                 Financial Data Schedule