Form 10-Q
period 2001-03-31
EDEN BIOSCIENCE CORP
filed 2001-05-15
CIK 930095

================================================================================


                          UNITED STATES SECURITIES AND
                               EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                       -----------------------------------


                                    FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001

                                       OR

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

Yes  X    No
    ---      ---

State the number of shares outstanding of each of the registrant's classes of common equity, as of the latest practicable date:

             CLASS                                OUTSTANDING AS OF MAY 1, 2001
Common Stock, $.0025 Par Value                             23,960,375

================================================================================

                           EDEN BIOSCIENCE CORPORATION

                               INDEX TO FORM 10-Q

                                                                                          Page
                                                                                          ----
PART I. FINANCIAL INFORMATION

Item 1. Financial Statements..............................................................  2

        Condensed Balance Sheets as of December 31, 2000 and March 31, 2001...............  2

        Condensed Statements of Operations for the Three Months Ended
            March 31, 2000 and 2001.......................................................  3

        Condensed Statements of Cash Flows for the Three Months Ended
           March 31, 2000 and 2001........................................................  4

        Notes to Unaudited Condensed Financial Statements.................................  5

Item 2. Management's Discussion and Analysis of Financial Condition and
           Results of Operations..........................................................  7

        Factors That May Affect Our Business, Future Operating Results and
           Financial Condition............................................................ 10

Item 3. Quantitative and Qualitative Disclosures About Market Risk........................ 18

PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K.................................................. 18

SIGNATURES ............................................................................... 19

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                           EDEN BIOSCIENCE CORPORATION

                            CONDENSED BALANCE SHEETS

                                                               December 31,         March 31,
                                                                  2000                2001
                                                              -------------       -------------
                                                                                   (Unaudited)
                                            ASSETS
Current assets:
    Cash and cash equivalents                                 $  86,556,865       $  75,163,076
    Accounts receivable                                             595,470           2,023,657
    Inventory                                                     1,321,241           2,463,429
    Other current assets                                            236,458             690,991
                                                              -------------       -------------
      Total current assets                                       88,710,034          80,341,153
Property and equipment, net                                       9,479,872          14,607,183
Other assets                                                        310,715           1,483,191
                                                              -------------       -------------
      Total assets                                            $  98,500,621       $  96,431,527
                                                              =============       =============


                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
    Accounts payable                                          $   1,415,730       $   1,647,315
    Accrued expenses                                              3,238,398           3,285,929
    Current portion of capital lease obligations                    275,316             269,716
                                                              -------------       -------------
      Total current liabilities                                   4,929,444           5,202,960
Capital lease obligations, net of current portion                   330,394             264,614
Other long-term liabilities                                              --             169,905
                                                              -------------       -------------
      Total liabilities                                           5,259,838           5,637,479
                                                              -------------       -------------
Commitments and contingencies
Shareholders' equity:
    Convertible preferred stock, $.01 par value,
      10,000,000 shares authorized; no shares designated
      at December 31, 2000 and March 31, 2001                            --                  --
    Common stock, $.0025 par value, 100,000,000 shares
      authorized; issued and oustanding shares -
      23,894,680 at December 31, 2000; 23,927,346 at
      March 31, 2001                                                 59,737              59,818
    Additional paid-in capital                                  131,844,183         131,863,268
    Deferred stock option compensation expense                      (28,625)            (24,005)
    Accumulated deficit                                         (38,634,512)        (41,105,033)
                                                              -------------       -------------
      Total shareholders' equity                                 93,240,783          90,794,048
                                                              -------------       -------------
      Total liabilities and shareholders' equity              $  98,500,621       $  96,431,527
                                                              =============       =============

   The accompanying notes are an integral part of these financial statements.

                           EDEN BIOSCIENCE CORPORATION

                       CONDENSED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                  Three Months Ended
                                           -------------------------------
                                             March 31,           March 31,
                                               2000                2001
                                           ------------       ------------
Revenues:
  Product sales                            $         --       $  3,840,952
  Sales allowances                                   --          1,359,529
                                           ------------       ------------
     Net revenues                                    --          2,481,423
                                           ------------       ------------
Operating expenses:
  Cost of goods sold                                 --            974,603
  Research and development                    2,263,418          2,094,426
  Selling, general and administrative           916,685          3,023,078
                                           ------------       ------------
     Total operating expenses                 3,180,103          6,092,107
                                           ------------       ------------
Loss from operations                         (3,180,103)        (3,610,684)
                                           ------------       ------------
Other income (expense):
  Interest income                               160,461          1,165,138
  Interest expense                              (38,482)           (24,975)
                                           ------------       ------------
        Total other income (expense)            121,979          1,140,163
                                           ------------       ------------
Net loss                                   $ (3,058,124)      $ (2,470,521)
                                           ============       ============

Historical basic and diluted net
  loss per share                           $      (1.11)      $      (0.10)
                                           ============       ============
Historical weighted average
  shares outstanding used to
  compute net loss per share                  2,753,792         23,908,272
                                           ============       ============
Pro forma basic and diluted net
   loss per share                          $      (0.18)      $      (0.10)
                                           ============       ============
Weighted average shares
  outstanding used to compute
  pro forma net loss per share               16,547,896         23,908,272
                                           ============       ============

   The accompanying notes are an integral part of these financial statements.

                           EDEN BIOSCIENCE CORPORATION

                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                      Three Months Ended
                                                                          March 31,
                                                               --------------------------------
                                                                    2000               2001
                                                               ------------       ------------
Cash flows from operating activities:
  Net loss                                                     $ (3,058,124)      $ (2,470,521)

  Adjustments to reconcile net loss
  to cash used in operating activities:
    Depreciation and amortization                                   204,480            380,560
    Amortization of stock option compensation expense                23,217              4,620
    Interest income on subscriptions receivable                      (1,143)                --
    Loss (gain) on disposition of fixed assets                        2,852             (3,528)
    Increase in deferred rent payable                                    --            137,405
  Changes in assets and liabilities:
    Accounts receivable                                               7,652         (1,428,187)
    Inventory                                                            --         (1,142,188)
    Other assets                                                   (278,847)        (1,627,009)
    Accounts payable                                               (363,350)           231,585
    Accrued expenses                                                281,552             47,531
    Other liabilities                                                    --             32,500
                                                               ------------       ------------
      Net cash used in operating activities                      (3,181,711)        (5,837,232)
                                                               ------------       ------------

Cash flows used in investing activities:
  Purchases of property and equipment                              (400,098)        (5,509,163)
  Proceeds from disposal of equipment                                    --              4,820
                                                               ------------       ------------
      Net cash used in investing activities                        (400,098)        (5,504,343)
                                                               ------------       ------------

Cash flows from financing activities:
  Payments on capital equipment leases                              (84,658)           (71,380)
  Offering costs                                                     (8,709)                --
  Proceeds from exercise of stock options                            39,200             19,166
  Proceeds from exercise of common stock warrants                    93,150                 --
                                                               ------------       ------------
      Net cash provided by (used in) financing activities            38,983            (52,214)
                                                               ------------       ------------

Net decrease in cash and cash equivalents                        (3,542,826)       (11,393,789)
Cash and cash equivalents at beginning of period                 13,107,250         86,556,865
                                                               ------------       ------------
Cash and cash equivalents at end of period                     $  9,564,424       $ 75,163,076
                                                               ============       ============

Supplemental disclosures:
  Cash paid for interest                                       $     38,482       $     24,975
                                                               ============       ============

   The accompanying notes are an integral part of these financial statements.

                           EDEN BIOSCIENCE CORPORATION

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
            (INFORMATION AS OF AND FOR THE THREE MONTH PERIODS ENDED
                     MARCH 31, 2000 AND 2001 IS UNAUDITED)

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

BASIS OF PRESENTATION

      The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The balance sheet at December 31, 2000 has been derived from the audited financial statement at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These financial statements and notes should be read in conjunction with the financial statements and notes for the year ended December 31, 2000 included in the Company's Annual Report on Form 10-K, which was filed with the Securities and Exchange Commission on March 29, 2001.

      In the opinion of management, the unaudited condensed financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to state fairly the financial information set forth therein. Results of operations for the three-month period ended March 31, 2001 are not necessarily indicative of the results expected for the full fiscal year or for any future period.

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

PROPERTY AND EQUIPMENT

      Equipment and leasehold improvements are stated at historical cost. Improvements and replacements are capitalized. Maintenance and repairs are expensed when incurred. The provision for depreciation and amortization is determined using straight-line and accelerated methods, which allocate costs over their estimated useful lives of two to 20 years. On January 1, 2001, the Company adopted the units-of-production method of depreciation for manufacturing equipment placed into service after that date. Equipment leased under capital leases is depreciated over the shorter of the equipment's estimated useful life or lease term, which ranges between three and five years.

REVENUE RECOGNITION

      The Company recognizes revenue from product sales, net of sales allowances, when the products are shipped and all significant obligations of the Company have been satisfied. Product sales revenue in the quarter ended March 31, 2001 resulted from sales to six distributors, one of which accounted for $2.8 million (73%) of product sales revenue and $1.5 million (74%) of trade accounts receivable at March 31,

2001. Sales to another distributor accounted for $603,000 (16%) of product sales revenue and $422,000 (21%) of trade accounts receivable at March 31, 2001.

NET LOSS PER COMMON SHARE

      Basic net loss per share is calculated as the net loss divided by the weighted average number of common shares outstanding during the period. Diluted net loss per share is calculated as the net loss divided by the sum of the weighted average number of common shares outstanding during the period plus the additional common shares that would have been issued had all dilutive warrants and options been exercised, less shares that would be repurchased with the proceeds from such exercises (treasury stock method). The effect of including outstanding options and warrants is antidilutive for all periods presented. Therefore, options and warrants have been excluded from the calculation of diluted net loss per share and consist of the following:

                                                                  As of March 31,
                                                                ---------------------
                                                                 2000          2001
                                                                ---------   ---------
Options to purchase common stock............................... 1,835,000   2,342,670
Warrants to purchase common stock..............................   442,008     302,644


      Pro forma basic and diluted net loss per share is calculated presuming the conversion of all convertible preferred stock at the beginning of the periods presented. The actual conversion of the preferred stock occurred on September 26, 2000, the effective date of the registration statement filed in connection with the Company's initial public offering.

2.    PROPERTY AND EQUIPMENT

      Property and equipment, at cost, consists of the following:

                                                               December 31,        March 31,
                                                                   2000              2001
                                                               ------------      ------------
Equipment..................................................    $  4,246,033      $  9,979,813
Equipment under capital leases.............................       1,174,262         1,118,083
Leasehold improvements.....................................       1,291,927         4,746,530
Construction in progress...................................       5,246,799         1,619,108
                                                               ------------      ------------
                                                                 11,959,021        17,463,534
Less accumulated depreciation and amortization.............      (2,479,149)       (2,856,351)
                                                               ------------      ------------
   Net property and equipment..............................    $  9,479,872      $ 14,607,183
                                                               ============      ============


3.    ACCRUED EXPENSES

      Accrued expenses consist of the following:

                                                               December 31,        March 31,
                                                                   2000              2001
                                                               ------------      ------------
Compensation and benefits..................................    $  1,542,700      $  1,364,753
Field trial expenses.......................................         550,013           397,444
Sales and marketing expense................................         415,267           169,756
Other......................................................         730,418         1,353,976
                                                               ------------      ------------
   Total accrued expenses..................................    $  3,238,398      $  3,285,929
                                                               ============      ============

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      This discussion and analysis should be read in conjunction with our unaudited condensed financial statements and accompanying notes included in this document and the 2000 audited financial statements and notes thereto included in our Annual Report on Form 10-K, which was filed with the Securities and Exchange Commission on March 29, 2001.

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

OVERVIEW

      We are a plant technology company focused on developing, manufacturing, and marketing innovative natural products for agriculture. We have a fundamentally new, patented and proprietary technology that we believe will significantly improve plant protection and crop production worldwide. We believe our technology and initial product offer innovative solutions versus traditional plant protection and crop enhancement alternatives and, importantly, avoid the substantial and growing public resistance to chemical pesticides and gene-based biotechnology. Commercial sales of Messenger, our initial product, began in August 2000.

      We have incurred significant operating losses since inception. As of March 31, 2001, we had an accumulated deficit of $41.1 million. We incurred net losses of $3.1 million and $2.5 million for the quarters ended March 31, 2000 and 2001, respectively, and $15.7 million for the year ended December 31, 2000. Operating expenses were $6.1 million for the quarter ended March 31, 2001, an increase of $2.9 million (92%) from $3.2 million in the comparable quarter of 2000. We expect to incur additional losses as we expand and enhance our research and development activities and sales and marketing capabilities in the United States and in foreign countries.

RESULTS OF OPERATIONS

Three Months Ended March 31, 2000 and 2001

Revenues

      We generated our first revenue from product sales in August 2000, when we began selling our first commercial product, Messenger. Product sales to six distributors in the quarter ended March 31, 2001 totaled $3.8 million. Sales to United Agri Products, a subsidiary of ConAgra Foods, Inc., accounted for $2.8 million (73%) of product sales revenue and $1.5 million (74%) of trade accounts receivable at March 31, 2001. Sales to Western Farm Service accounted for $603,000 (16%) of product sales revenue and $422,000 (21%) of trade accounts receivable at March 31, 2001.

Sales Allowances

      Sales allowances represent allowances granted to independent distributors for sales and marketing support, product warehousing and delivery and information exchange. Sales allowances for the first quarter of 2001 were $1.4 million, or 35% of product sales. No such allowances were granted in the first quarter of 2000. We believe the sales allowance percentage will range between 35% and 40% as we proceed with the commercialization of Messenger.

Cost of Goods Sold

      Cost of goods sold includes the cost of raw materials, labor and overhead required to manufacture Messenger. For the quarter ended March 31, 2001, cost of goods sold was $975,000, or 25% of product sales revenue. No such costs were incurred in the first quarter of 2000. We believe that our cost to manufacture Messenger will decrease as a percentage of product sales revenue as we utilize our expanded plant capacity and continue to enhance the manufacturing process.

Research and Development Expenses

      Research and development expenses consist primarily of personnel and related costs, field trials and laboratory, regulatory, patents and facility and equipment expenses. Research and development expenses were $2.1 million for the first quarter of 2001, a reduction of $169,000 (7%) from $2.3 million in the comparable quarter of 2000. This decrease was primarily due to lower patent expenses in the first quarter of 2001 and expenses incurred in 2000 in connection with the initial registration of Messenger that were not repeated in the first quarter of 2001. We expect to incur substantial increases in research and development expenses as we expand our domestic and international field trial programs, pursue international regulatory approvals, develop new products and enhance our harpin-related technology platform.

Selling, General and Administrative Expenses

      Selling, general and administrative expenses consist primarily of payroll and related expenses for sales and marketing, executive and administrative personnel; advertising, marketing and professional fees; and other corporate expenses. Selling, general and administrative expenses were $3.0 million for the first quarter of 2001, an increase of $2.1 million (230%) from $917,000 in the comparable quarter of 2000. Over half of the increase is due to increased payroll and employee benefit expenses related primarily to the expansion of our sales and marketing efforts. Other non-personnel advertising and marketing expenses increased significantly in connection with the commercialization and promotion of Messenger. We expect selling, general and administrative expenses to increase further as we continue hiring additional personnel to support anticipated growth and the commercialization of Messenger, enhance information systems, expand our sales and marketing capability and incur costs associated with being a public company.

Interest Income

      Interest income consists of earnings on our cash and cash equivalents. Interest income was $1.2 million for the first quarter of 2001, an increase of $1.0 million (626%) from $160,000 in the comparable quarter of 2000. The increased interest income resulted from the investment of $91.5 million of net proceeds received in our initial public offering, which closed on October 2, 2000.

Interest Expense

      Interest expense consists of interest we pay on capital leases used to finance our equipment purchases. Interest expense was $25,000 for the quarter ended March 31, 2001, a decrease of $13,000 (35%) from $38,000 in the comparable quarter of 2000. This decrease resulted from lower average principal balances as we paid down our capital lease obligations. We expect interest expense to continue to decrease as we pay off additional capital leases.

Income Taxes

      We have realized a net loss from operations in each period since we began doing business. As of December 31, 2000, we had accumulated approximately $36.0 million of net operating loss carryforwards for federal income tax purposes. These carryforwards expire between 2009 and 2015. The annual use of these net operating loss carryforwards may be limited in the event of a cumulative change in ownership of more than 50%.

LIQUIDITY AND CAPITAL RESOURCES

      Since our inception, we have financed our operations primarily through the sale of equity securities. Prior to October 2000, most of our capital was raised through private sales of our preferred stock, which resulted in net proceeds of approximately $36.5 million. In October 2000, we received $91.5 million of net proceeds from the initial public offering of 6.67 million shares of our common stock. To a lesser extent, we have financed our equipment purchases through lease financings. As of March 31, 2001, we had cash and cash equivalents of $75.2 million.

      Our operating activities resulted in net cash outflows of $5.8 million for the three months ended March 31, 2001, an increase of $2.6 million (83%) over net cash outflows of $3.2 million in the comparable quarter of 2000. These operating cash outflows resulted primarily from an increase in working capital and other assets and significant expenditures on research and development and selling, general and administrative expenses.

      Investing activities used cash of $5.5 million for the first quarter of 2001, an increase of $5.1 million over $400,000 in the comparable quarter of 2000. This increase is due primarily to property and equipment purchased and leasehold improvements made in connection with a major expansion of our manufacturing facilities, which was substantially completed during the first quarter of this year. In addition to this project, we expect to spend approximately $7 to $9 million dollars during the next nine months to build out our new research and administration facility and further improve our manufacturing facility.

      Financing activities used cash of $52,000 during the three months ended March 31, 2001, a decrease of $91,000 (234%) from cash provided by financing activities of $39,000 during the comparable quarter of 2000. This decrease resulted primarily from a reduction of $113,000 in proceeds from the exercise of common stock options and warrants. As of March 31, 2001, our future minimum payments under capital lease obligations totaled $534,000 and are payable over the next five years.

      We expect to substantially increase our operating expenditures as we expand our sales and marketing capabilities and research and development activities. In addition, we expect to make capital expenditures during the remainder of this year of up to approximately $10 million to expand our manufacturing, research and development and administration facilities. These additional operating and capital expenditures will use a material amount of our cash resources. We believe that our existing cash and cash equivalents at March 31, 2001 will be sufficient to meet our anticipated cash needs for operating activities, working capital and capital expenditures for at least the next 12 months. Our future capital requirements will depend on the success of our operations.

      In the future, we may require additional funds to support our working capital requirements or for other purposes and may seek to raise such additional funds through public or private equity financings or from other sources. We may be unable to obtain adequate or favorable financing at that time.

FACTORS THAT MAY AFFECT OUR BUSINESS, FUTURE OPERATING RESULTS AND FINANCIAL CONDITION

      You should carefully consider the risks described below, together with all of the other information included in this quarterly report on Form 10-Q. The risks and uncertainties described below are not the only ones facing our company. If any of the following risks actually occurs, our business, financial condition or operating results could be harmed.

WE ARE AT AN EARLY STAGE OF DEVELOPMENT AND ARE SUBJECT TO THE RISKS OF A NEW ENTERPRISE AND THE COMMERCIALIZATION OF A NEW TECHNOLOGY.

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

WE CURRENTLY DEPEND ON A SINGLE PRODUCT AND OUR DEVELOPMENT AND
COMMERCIALIZATION OF THAT PRODUCT MAY NOT BE SUCCESSFUL.

      For the immediately foreseeable future we will be dependent on the successful development and commercialization of one product, Messenger, which is based on a new technology. While Messenger has been subject to numerous field tests on a wide variety of crops with favorable results, we have only recently begun sales of Messenger, and Messenger could prove to be commercially unsuccessful. Messenger may not prove effective or economically viable for all crops or markets. In addition, because Messenger has not been put to widespread commercial use over significant periods of time, no assurance can be given that adverse consequences might not result from the use of Messenger, such as soil or other environmental degradation, the development of negative effects on animals or plants or reduced benefits in terms of crop yield or protection.

      The markets for Messenger and other harpin-based products we may develop are unproven. Messenger may not gain commercial acceptance or success. If we are unable to successfully achieve broad market acceptance of Messenger, we may not be able to generate enough product revenues in the future to achieve profitability. A variety of factors will determine the success of our market development and commercialization efforts and the rate and extent of market acceptance of Messenger, including our ability to implement and maintain an appropriate pricing policy for Messenger, general economic conditions in agricultural markets, including commodity prices, climatic conditions and the extent that growers, regulatory authorities and the public accept new pest control practices and products developed through biotechnology.

OUR PRODUCT DEVELOPMENT EFFORTS, WHICH ARE BASED ON AN INNOVATIVE TECHNOLOGY THAT IS COMMERCIALLY UNPROVEN, MAY NOT BE SUCCESSFUL.

      Our harpin and harpin-related technology is new, in an early stage of development and commercially unproven. It may take years and significant capital investment to develop viable enhancements of Messenger or new products based on our harpin and harpin-related technology. Risks inherent in the development of products based on innovative technologies include the possibility that:

      - new products or product enhancements will be difficult to produce on a large scale or will be uneconomical to market;

      - proprietary rights of third parties will prevent us from marketing products; and

      - third parties will market superior or equivalent products or will market their products first.

INABILITY TO PRODUCE A HIGH QUALITY PRODUCT AS WE INCREASE OUR MANUFACTURING CAPACITY COULD IMPAIR OUR BUSINESS.

      To be successful, we will have to manufacture Messenger in large quantities at acceptable costs while also preserving high product quality. If we cannot maintain high product quality on a large scale, we may be unable to achieve market acceptance of our products and our sales would likely suffer. Moreover, we do not have back-up manufacturing systems and, as a result, any failure of any component required in the manufacturing process could delay or impair our ability to manufacture Messenger in the quantities that we may require.

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

WE HAVE A HISTORY OF LOSSES SINCE INCEPTION, WE EXPECT TO CONTINUE TO INCUR LOSSES AND WE MAY NOT ACHIEVE OR SUSTAIN PROFITABILITY.

      We have incurred operating losses in each quarter since inception and we expect to continue to incur further operating losses for the foreseeable future. From our inception in July 1994 to March 31, 2001, we have accumulated a deficit of $41.1 million. For the quarter ended March 31, 2001, we had a net loss of $2.5 million and for the years ended December 31, 2000 and 1999, we had net losses of $15.7 million and $9.4 million, respectively. To date, our revenues have been limited. We expect our future revenues to come primarily from the sale of Messenger and other products, and these sales are highly uncertain. We expect to continue to devote substantial resources to expand our research and development activities, further increase manufacturing capacity and expand our sales and marketing activities for the commercialization of Messenger worldwide. As a result, we will need to generate significant revenues to achieve and maintain profitability. We may never generate profits, and if we do become profitable, we may be unable to sustain or increase profitability on a quarterly or annual basis.

IF OUR ONGOING OR FUTURE FIELD TRIALS ARE UNSUCCESSFUL, WE MAY BE UNABLE TO ACHIEVE MARKET ACCEPTANCE OR OBTAIN REGULATORY APPROVAL OF OUR PRODUCTS.

      The successful completion of multiple field trials in domestic and foreign locations on many crops is critical to the success of our product development and marketing efforts. If our ongoing or future field trials are unsuccessful or produce inconsistent results or unanticipated adverse side effects, or if we are unable to collect reliable data, regulatory approval of our products could be delayed or we may be unable to achieve market acceptance of our products. Although we have conducted successful field trials on a broad range of crops, we cannot be certain that additional field trials conducted on a greater number of acres, or on crops for which we have not yet conducted field trials, will be successful. Moreover, the results of our ongoing and future field trials are subject to a number of conditions beyond our control, including weather-related events such as droughts and floods, severe heat and frost, hail, tornadoes and hurricanes. Generally, we pay third parties, such as growers, consultants and universities, to conduct our field tests for us. In addition, incompatible crop treatment practices or misapplication of the product by the growers that participate in our field trials could interfere with the success of our field trials.

RAPID CHANGES IN TECHNOLOGY COULD RENDER OUR PRODUCTS UNMARKETABLE OR OBSOLETE.

      We are engaged in an industry characterized by extensive research efforts and rapid technological development. Our competitors, many of which have substantially greater technological and financial resources than we do, may develop plant protection and yield enhancement technologies and products that are more effective than ours or that render our technology and products obsolete or uncompetitive. To be successful, we will need to continually enhance our products and to design, develop and market new products that keep pace with new technological and industry developments.

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

      Two of our distributors accounted for an aggregate of approximately 89% of our product sales and 95% of our accounts receivable balance as of March 31, 2001. One distributor, United Agri

Products, a subsidiary of ConAgra Foods, Inc., accounted for approximately 73% of our product sales revenue and 74% of our accounts receivable balance, and Western Farm Service accounted for approximately 16% of our product sales revenue and 21% of our accounts receivable balance as of March 31, 2001. We anticipate that we will continue to extend credit to these distributors. If either of these distributors, or any other distributor which purchases a significant amount of our products, were to discontinue purchasing our products at any time, our sales would be adversely affected. In addition, the failure of either of these distributors, or of any other distributor to which we extend a significant amount of credit, to pay its account, now or in the future, may harm our operating results.

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

      In April 2000, we received conditional approval from the EPA to market and sell our first product, Messenger, in the United States. We are required, however, to obtain regulatory approval from certain state and foreign regulatory authorities before we market Messenger in those jurisdictions. Although we are authorized to sell Messenger in 48 states on virtually all crops and in California on strawberry, we have not yet received approval for Messenger in Colorado or for use on other crops in California. We have not yet obtained authorization to sell Messenger in any foreign countries. Certain of these jurisdictions may apply different criteria than the EPA in connection with their approval processes.

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

      Even after we obtain all necessary regulatory approvals to market and sell Messenger and other products we may develop, Messenger and other such products will be subject to continuing review and extensive regulatory requirements. The EPA, as well as state and foreign governmental authorities, could withdraw a previously approved product from the market upon receipt of newly discovered information, including an inability to comply with regulatory requirements, the occurrence of unanticipated problems with the product or other reasons. In addition, federal, state and foreign regulations relating to crop protection products developed through biotechnology are subject to public concerns and political circumstances, and, as a result, regulations have changed and may change substantially in the future. These changes may result in limitations on the manufacturing, marketing or use of Messenger or other products that we may develop and commercialize.

INABILITY TO SATISFY THE CONDITIONS OF OUR EPA AND CALIFORNIA REGISTRATIONS COULD LIMIT OR PREVENT SALES OF MESSENGER.

      The EPA has conditioned its approval of our Messenger registration on the requirement that we conduct four additional studies by April 19, 2001 that are designed to further demonstrate the safety of our product. These studies were completed and submitted to the EPA on April 16, 2001. In addition, our registration to sell Messenger in California, which is limited to sales for use on strawberry for disease management, is conditioned on the requirement that we submit data from several additional studies within various required timeframes over the next two years. If we are unable to conduct the studies required by the California Department of Pesticide Regulation in a timely manner, or if the results of the studies are unacceptable to the EPA or CDPR, as applicable, the EPA or the CDPR may revoke its approvals or impose limitations on the use of Messenger that could have a negative impact on our sales. Because EPA and state approvals are required for commercial sales of Messenger, the loss of such approvals for any reason, including our inability to satisfy the conditions of our EPA registration, would prevent further sales of Messenger.

INABILITY TO COMPLY WITH REGULATIONS APPLICABLE TO OUR FACILITIES AND PROCEDURES COULD DELAY, LIMIT OR PREVENT OUR RESEARCH AND DEVELOPMENT OR MANUFACTURING ACTIVITIES.

      Our research and development and manufacturing facilities and procedures are subject to continual review and periodic inspection. To comply with the regulations applicable to these facilities and procedures, we must spend funds, time and effort in the areas of production, safety and quality control and assurance to help ensure full technical compliance. If the EPA or another regulator determines that we are not in compliance, regulatory approval of our products could be delayed or we may be required to limit or cease our research and development or manufacturing activities or pay a monetary fine. If we were required to limit or cease our research and development activities, our ability to develop new products would be impaired. In addition, if we were required to limit or cease our manufacturing activities, our ability to produce Messenger in commercial quantities would be impaired or prohibited, which would have an adverse effect on our sales.

IF THIRD-PARTY MANUFACTURERS FAIL TO ADEQUATELY PERFORM, WE COULD BE UNABLE TO MEET DEMAND AND OUR REVENUES COULD BE IMPAIRED.

      We currently depend on independent manufacturers to perform certain portions of our production process. We intend to engage, and we are in discussions with, additional third-party manufacturers to perform this process. Any failure or delay in the ability of our current or any future manufacturers to provide us with material they produce could adversely affect our ability to produce Messenger in the quantities necessary to satisfy the requirements of our distributors or customers, or could increase our costs associated with obtaining fermented materials. In addition, the time and resources that our current or future third-party manufacturers devote to our business are not within our control. We cannot ensure that our current or future third-party manufacturers will perform their obligations to meet our quality standards, that we will derive cost savings or other benefits from our relationships with them or that we will be able to maintain a satisfactory relationship with them on commercially acceptable terms. Moreover, these manufacturers may support products that compete directly or indirectly with ours, or offer similar or greater support to our competitors. If any of these events were to occur, our business and operations could be adversely affected.

INTERNATIONAL EXPANSION WILL SUBJECT US TO RISKS ASSOCIATED WITH INTERNATIONAL OPERATIONS, WHICH COULD ADVERSELY AFFECT BOTH OUR DOMESTIC AND OUR INTERNATIONAL OPERATIONS.

      Our success depends in part on our ability to expand internationally as we obtain regulatory approvals to market and sell our products in other countries. We have been conducting field trials in several international locations, and we hired personnel in Mexico and Europe to develop operations in those regions. International expansion of our operations could impose substantial burdens on our resources, divert management's attention from domestic operations and otherwise adversely affect our business. Furthermore, international operations are subject to several inherent risks, especially different regulatory requirements and reduced protection of intellectual property rights, that could adversely affect our ability to compete in international markets and have a negative effect on our operating results.

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

      The market for plant protection and yield enhancement products is intensely competitive, rapidly changing and undergoing consolidation. We may be unable to compete successfully against our current and future competitors, which may result in price reductions, reduced margins and the inability to achieve market acceptance of our products.

      Many companies are engaged in developing plant protection and yield enhancement products. Our competitors include major international agri-chemical companies, specialized biotechnology companies and research and academic institutions. Many of these organizations have significantly more capital, research and development, regulatory, manufacturing, marketing, human and other resources than we do. As a result, they may be able to devote greater resources to the manufacture, promotion or sale of their products, receive greater resources and support from independent distributors, initiate or withstand substantial price competition or take advantage of acquisition or other opportunities more readily. Further, many of the large agri-chemical companies have a more diversified product offering than we do, which may give these companies an advantage in meeting customer needs by enabling them to offer integrated solutions to plant protection and yield enhancement.

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

      The laws of some foreign countries do not protect proprietary rights to the same extent as the laws of the United States, and many companies have encountered significant problems and incurred significant costs in protecting their proprietary rights in these foreign countries.

      Patent law is still evolving relative to the scope and enforceability of claims in the fields in which we operate. We are like most biotechnology companies in that our patent protection is highly uncertain and involves complex legal and technical questions for which legal principles are not firmly established. Our patents and those patents for which we have license rights may be challenged, narrowed, invalidated or circumvented. In addition, our issued patents may not contain claims sufficiently broad to protect us against third parties with similar technologies or products, or provide us with any competitive advantage. We are not certain that our pending patent applications will be issued. Moreover, our competitors could challenge or circumvent our patents or pending patent applications.

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

WE MAY BE EXPOSED TO PRODUCT LIABILITY CLAIMS, WHICH COULD ADVERSELY AFFECT OUR OPERATIONS.

      We may be held liable or incur costs to settle product liability claims if any products we develop, or any products that use or incorporate any of our technologies, cause injury or are found unsuitable during product testing, manufacturing, marketing, sale or use. These risks exist even with respect to products that have received, or may in the future receive, regulatory approval, registration or clearance for commercial use. We cannot guarantee that we will be able to avoid product liability exposure.

      We currently maintain product liability insurance at levels we believe are sufficient and consistent with industry standards for companies at our stage of development. We cannot guarantee that our product liability insurance is adequate, and, at any time, it is possible that such insurance coverage may not be available on commercially reasonable terms or at all. A product liability claim could result in liability to us greater than our assets and insurance coverage. Moreover, even if we have adequate insurance coverage, product liability claims or recalls could result in negative publicity or force us to devote significant time and attention to matters other than those in the normal course of business.

INABILITY TO RETAIN OUR KEY EMPLOYEES AND OTHER SKILLED MANAGERIAL AND TECHNICAL PERSONNEL COULD IMPAIR OUR ABILITY TO MAINTAIN AND EXPAND OUR BUSINESS.

      We are highly dependent on the efforts and abilities of our current key managerial and technical personnel, particularly Jerry L. Butler, our Chief Executive Officer and President, and Dr. Zhongmin Wei, our Vice President of Research. Our success will depend in part on retaining the services of Mr. Butler and Dr. Wei and our other existing key management and technical personnel and on attracting and retaining new, highly qualified personnel. Inability to retain our existing key management and technical personnel or to attract additional qualified personnel could, among other things, delay our product development and marketing and sales efforts. Although Mr. Butler and Dr. Wei have signed agreements with us that limit their ability to compete directly with us in the future, nothing prevents either of them from leaving EDEN. Moreover, in our field, competition for qualified management and technical personnel is intense. In addition, many of the companies with which we compete for experienced personnel have greater financial and other resources than we do. As a result of these factors, we may be unable to recruit, train and retain sufficient qualified personnel.

WE MAY HAVE TO REDUCE OPERATIONS IF WE ARE UNABLE TO MEET OUR FUNDING REQUIREMENTS.

      We will require substantial additional funding to continue our research and development activities, increase manufacturing capabilities and commercialize products. If we are unable to generate sufficient cash flow from operations, or obtain funds through additional financing, we may have to delay, curtail or eliminate some or all of our research and development, field testing, marketing and manufacturing programs. We believe that our existing capital resources will be sufficient to support our operations for at least the next year. Our future capital requirements will depend on the success of our operations.

      If our capital requirements vary from our current plans, we may require additional financing sooner than we anticipate. Financing may be unavailable to us when needed or may not be available to us on acceptable terms.

OUR OPERATING RESULTS ARE LIKELY TO FLUCTUATE, RESULTING IN AN UNPREDICTABLE LEVEL OF EARNINGS AND POSSIBLY IN A DECREASE IN OUR STOCK PRICE.

      Our operating results for a particular quarter or year are likely to fluctuate, which could result in uncertainty surrounding our level of earnings and possibly in a decrease in our stock price. Numerous factors will contribute to the unpredictability of our operating results. In particular, our sales are expected to be highly seasonal. Sales of plant protection and yield enhancement products are dependent on planting and growing seasons, climatic conditions and other variables, which we expect to result in substantial fluctuations in our quarterly sales and earnings. For example, weather-related events such as droughts and floods, severe heat and frost, hail, tornadoes and hurricanes could decrease demand for our product and have an adverse impact on our operating results from quarter to quarter. In addition, most of our expenses, such as employee compensation and lease payments for facilities and equipment, are relatively fixed. Our expense levels are based, in part, on our expectations regarding future sales. As a result, any shortfall in sales relative to our expectations could cause significant changes in our operating results from quarter to quarter. Other factors may also contribute to the unpredictability of our operating results, including the size and timing of significant customer transactions, the delay or deferral of customer use of our products and the fiscal or quarterly budget cycles of our customers. For example, customers may purchase large quantities of our products in a particular quarter to store and use over long periods of time, or time their purchases to coincide with the availability of capital, which may cause significant fluctuations in our operating results for a particular quarter or year.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      We do not currently hold any derivative instruments, and we do not engage in hedging activities. Also, we do not have any outstanding variable rate debt and currently do not enter into any material transactions denominated in a foreign currency. Therefore, our direct exposure to interest rate and foreign exchange fluctuation is currently minimal. We believe that the market risk arising from holdings of our financial instruments is not material.


                          PART II -- OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

      The following exhibit is being filed as part of this quarterly report on Form 10-Q.

      (a)   Exhibits.

     EXHIBIT
     NUMBER                                        DESCRIPTION
     -------                                       -----------
      11.1         Statement re computation of per share loss.

      (b)   Reports on Form 8-K.

      There were no reports on Form 8-K filed during the three months ended March 31, 2001.

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        EDEN BIOSCIENCE CORPORATION

Date: May 14, 2001





                                        By: /S/ Bradley S. Powell
                                            ------------------------------------
                                            Bradley S. Powell
                                            Vice President of Finance, Secretary
                                            and Chief Financial Officer
                                            (principal financial and accounting
                                            officer)