Form 10-Q
period 2001-06-30
EDEN BIOSCIENCE CORP
filed 2001-08-14
CIK 930095

================================================================================

                          UNITED STATES SECURITIES AND
                               EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                             -----------------------

                                    FORM 10-Q

    (Mark One)

        [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2001

                                        OR

        [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE TRANSITION PERIOD FROM ________ TO ________

                         COMMISSION FILE NUMBER 0-31499

                           EDEN BIOSCIENCE CORPORATION
             (Exact name of registrant as specified in its charter)

               WASHINGTON                               91-1649604
            (State or other                 (IRS Employer Identification No.)
     jurisdiction of incorporation
            or organization)

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

Yes   [X]      No   [ ]

State the number of shares outstanding of each of the registrant's classes of common equity, as of the latest practicable date:

                 CLASS                       OUTSTANDING AS OF AUGUST 1, 2001
     Common Stock, $.0025 Par Value                     23,977,347

================================================================================

                           EDEN BIOSCIENCE CORPORATION

                               INDEX TO FORM 10-Q

                                                                                                               Page
                                                                                                               ----
PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements..................................................................................  2

         Condensed Balance Sheets as of December 31, 2000 and June 30, 2001....................................  2

         Condensed Statements of Operations for the Three Months and Six Months Ended June 30, 2000
          and 2001.............................................................................................  3

         Condensed Statements of Cash Flows for the Six Months Ended June 30, 2000 and 2001....................  4

         Notes to Unaudited Condensed Financial Statements.....................................................  5

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations ................  7

         Factors That May Affect Our Business, Future Operating Results and Financial Condition................ 10

Item 3.  Quantitative and Qualitative Disclosures About Market Risk............................................ 19

PART II. OTHER INFORMATION

Item 2.  Changes in Securities and Use of Proceeds............................................................. 19

Item 4.  Submission of Matters to a Vote of Security Holders................................................... 19

Item 6.  Exhibits and Reports on Form 8-K...................................................................... 20

SIGNATURES .................................................................................................... 20

                        PART I -- FINANCIAL INFORMATION

Item 1. Financial Statements

                          EDEN BIOSCIENCE CORPORATION

                            CONDENSED BALANCE SHEETS

                                                          December 31,        June 30,
                                                              2000              2001
                                                          -------------     -------------
                                                                              (Unaudited)
                                        ASSETS

Current assets:
   Cash and cash equivalents                              $  86,556,865     $  63,428,310
   Accounts receivable                                          595,470         1,778,721
   Inventory                                                  1,321,241         2,539,655
   Other current assets                                         236,458           681,486
                                                          -------------     -------------
    Total current assets                                     88,710,034        68,428,172
Property and equipment, net                                   9,479,872        19,460,846
Other assets                                                    310,715         1,754,402
                                                          -------------     -------------
    Total assets                                          $  98,500,621     $  89,643,420
                                                          =============     =============

                         LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                       $   1,415,730     $   2,275,109
   Accrued expenses                                           3,238,398         3,500,561
   Current portion of capital lease obligations                 275,316           262,505
                                                          -------------     -------------
    Total current liabilities                                 4,929,444         6,038,175
Capital lease obligations, net of current portion               330,394           221,597
Other long-term liabilities                                          --           204,228
                                                          -------------     -------------
    Total liabilities                                         5,259,838         6,464,000
                                                          -------------     -------------
Commitments and contingencies

Shareholders' equity:
   Convertible preferred stock, $.01 par value,
    10,000,000 shares authorized; no shares designated
    at December 31, 2000 and June 30, 2001                           --                --
   Common stock, $.0025 par value, 100,000,000 shares
    authorized; issued and outstanding shares -
    23,894,680 at December 31, 2000; 23,977,347 at
    June 30, 2001                                                59,737            59,943
   Additional paid-in capital                               131,844,183       132,131,819
   Deferred stock option compensation expense                   (28,625)          (19,385)
   Cumulative translation adjustment                                 --           (18,149)
   Accumulated deficit                                      (38,634,512)      (48,974,808)
                                                          -------------     -------------
    Total shareholders' equity                               93,240,783        83,179,420
                                                          -------------     -------------
    Total liabilities and shareholders' equity            $  98,500,621     $  89,643,420
                                                          =============     =============

   The accompanying notes are an integral part of these financial statements.

                           EDEN BIOSCIENCE CORPORATION

                       CONDENSED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                          Three Months Ended June 30,        Six Months Ended June 30,
                                         ------------     ------------     ------------     ------------
                                             2000             2001             2000             2001
                                         ------------     ------------     ------------     ------------
Revenues:
  Product sales                          $         --     $    875,486     $         --     $  4,716,438
  Sales allowances                                 --         (300,032)              --       (1,659,561)
                                         ------------     ------------     ------------     ------------
    Net revenues                                   --          575,454               --        3,056,877
                                         ------------     ------------     ------------     ------------
Operating expenses:
  Cost of goods sold                               --        2,202,462               --        3,177,065
  Research and development                  2,852,738        3,439,446        5,116,156        5,684,173
  Selling, general and administrative         994,243        3,586,436        1,910,928        6,459,213
                                         ------------     ------------     ------------     ------------
    Total operating expenses                3,846,981        9,228,344        7,027,084       15,320,451
                                         ------------     ------------     ------------     ------------
Loss from operations                       (3,846,981)      (8,652,890)      (7,027,084)     (12,263,574)
                                         ------------     ------------     ------------     ------------
Other income (expense):
  Interest income                             117,989          805,525          278,450        1,970,663
  Interest expense                            (35,093)         (22,410)         (73,575)         (47,385)
                                         ------------     ------------     ------------     ------------
       Total other income (expense)            82,896          783,115          204,875        1,923,278
                                         ------------     ------------     ------------     ------------
Net loss                                 $ (3,764,085)    $ (7,869,775)    $ (6,822,209)    $(10,340,296)
                                         ============     ============     ============     ============
Historical basic and diluted net
  loss per share                         $      (1.31)    $      (0.33)    $      (2.38)    $      (0.43)
                                         ============     ============     ============     ============
Historical weighted average
  shares outstanding used to
  compute net loss per share                2,862,661       23,953,703        2,862,661       23,931,113
                                         ============     ============     ============     ============
Pro forma basic and diluted net
  loss per share                         $      (0.23)                     $      (0.41)
                                         ============                      ============
Weighted average shares
  outstanding used to compute
  pro forma net loss per share             16,656,765                        16,656,765
                                         ============                      ============

   The accompanying notes are an integral part of these financial statements.

                            EDEN BIOSCIENCE CORPORATION

                        CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                              Six Months Ended June 30,
                                                            -----------------------------
                                                                2000             2001
                                                            ------------     ------------
Cash flows from operating activities:
  Net loss                                                  $ (6,822,209)    $(10,333,984)
  Adjustments to reconcile net loss
  to cash used in operating activities:
   Depreciation and amortization                                 395,197          528,032
   Amortization of stock option compensation expense              46,434            9,240
   Interest income on subscriptions receivable                    (2,050)              --
   Loss (gain) on disposition of fixed assets                      2,852             (765)
   Increase in deferred rent payable                                  --          171,728
  Changes in assets and liabilities:
   Accounts receivable                                                --       (1,183,134)
   Inventory                                                          --       (1,218,414)
   Other assets                                                 (771,658)      (1,890,422)
   Accounts payable                                             (156,334)         862,203
   Accrued expenses                                            1,156,370       (1,303,673)
   Other liabilities                                                  --           32,500
                                                            ------------     ------------
     Net cash used in operating activities                    (6,151,398)     (14,326,689)
                                                            ------------     ------------
Cash flows used in investing activities:
  Purchases of property and equipment                         (1,447,365)      (8,944,113)
  Proceeds from disposal of equipment                                 --            2,733
                                                            ------------     ------------
     Net cash used in investing activities                    (1,447,365)      (8,941,380)
                                                            ------------     ------------
Cash flows from financing activities:
  Proceeds from capital equipment leases                              --           19,418
  Payments on capital equipment leases                          (169,343)        (141,026)
  Offering costs                                                 (14,657)              --
  Proceeds from issuance of stock                                     --          209,858
  Proceeds from exercise of stock options                        399,200           40,965
  Proceeds from exercise of common stock warrants                885,662           37,019
                                                            ------------     ------------
     Net cash provided by (used in) financing activities       1,100,862          166,234
                                                            ------------     ------------
Effect of foreign currency exchange rates on cash
  and cash equivalents                                                --          (26,720)
                                                            ------------     ------------
Net decrease in cash and cash equivalents                     (6,497,901)     (23,128,555)
Cash and cash equivalents at beginning of period              13,107,250       86,556,865
                                                            ------------     ------------
Cash and cash equivalents at end of period                  $  6,609,349     $ 63,428,310
                                                            ============     ============
Supplemental disclosures:
  Cash paid for interest                                    $     73,575     $     47,385
  Accrued expenses for construction in process                        --        1,565,767


   The accompanying notes are an integral part of these financial statements.

                           EDEN BIOSCIENCE CORPORATION

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
        (INFORMATION AS OF AND FOR THE THREE MONTHS AND SIX MONTHS ENDED
                      JUNE 30, 2000 AND 2001 IS UNAUDITED)

1.   ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION AND BUSINESS

         EDEN Bioscience Corporation ("EDEN(R)" or the "Company") was incorporated in the State of Washington on July 18, 1994. EDEN is a plant technology company focused on developing, manufacturing and marketing innovative natural products for agriculture. Prior to August 2000, the Company was a development stage company. In August 2000, the Company began sales of its initial product, Messenger(R).

BASIS OF PRESENTATION

         The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The balance sheet at December 31, 2000 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These financial statements and notes should be read in conjunction with the financial statements and notes for the year ended December 31, 2000 included in the Company's Annual Report on Form 10-K, which was filed with the Securities and Exchange Commission on March 29, 2001.

         In the opinion of management, the unaudited condensed financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to state fairly the financial information set forth therein. Results of operations for the three months and six months ended June 30, 2001 are not necessarily indicative of the results expected for the full fiscal year or for any future period.

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

PROPERTY AND EQUIPMENT

         Equipment and leasehold improvements are stated at historical cost. Improvements and replacements are capitalized. Maintenance and repairs are expensed when incurred. The provision for depreciation and amortization is determined using straight-line and accelerated methods, which allocate costs over estimated useful lives of two to 20 years. On January 1, 2001, the Company adopted the units-of-production method of depreciation for manufacturing equipment placed into service after that date. Equipment leased under capital leases is depreciated over the shorter of the equipment's estimated useful life or lease term, which ranges between three and five years.

REVENUE RECOGNITION

         The Company recognizes revenue from product sales, net of sales allowances, when the products are shipped and all significant obligations of the Company have been satisfied. Product sales revenue in the six months ended June 30, 2001 resulted from sales to six distributors, one of which accounted for

                           EDEN BIOSCIENCE CORPORATION

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
        (INFORMATION AS OF AND FOR THE THREE MONTHS AND SIX MONTHS ENDED
                      JUNE 30, 2000 AND 2001 IS UNAUDITED)

$3.4 million (72%) of product sales revenue and $1.48 million (83%) of accounts receivable at June 30, 2001. Sales to another distributor accounted for $603,000 (13%) of product sales revenue for the six months ended June 30, 2001 and $292,000 (16%) of accounts receivable at June 30, 2001.

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

                                                             As of June 30,
                                                         ----------------------
                                                            2000         2001
                                                         ---------    ---------
Options to purchase common stock ......................  2,468,000    2,649,537
Warrants to purchase common stock .....................    334,056      290,805

         Pro forma basic and diluted net loss per share is calculated assuming the conversion of all convertible preferred stock at the beginning of the periods presented. The actual conversion of the preferred stock occurred on September 26, 2000, the effective date of the registration statement filed in connection with the company's initial public offering.

2. PROPERTY AND EQUIPMENT

         Property and equipment, at cost, consists of the following:

                                                           December 31,       June 30,
                                                               2000             2001
                                                           ------------     ------------
Equipment .............................................    $  4,246,033     $ 10,228,921
Equipment under capital leases ........................       1,174,262        1,137,501
Leasehold improvements ................................       1,291,927        4,740,149
Construction in progress ..............................       5,246,799        6,687,101
                                                           ------------     ------------
                                                             11,959,021       22,793,672
Less accumulated depreciation and amortization ........      (2,479,149)      (3,332,826)
                                                           ------------     ------------
   Net property and equipment .........................    $  9,479,872     $ 19,460,846
                                                           ============     ============

3. ACCRUED EXPENSES

         Accrued expenses consist of the following:

                                                            December 31,       June 30,
                                                                2000             2001
                                                            ------------      ----------
Compensation and benefits .............................      $1,542,700       $1,730,374
Field trial expenses ..................................         550,013          578,841
Sales and marketing expense ...........................         415,267          144,766
Other .................................................         730,418        1,046,580
                                                             ----------       ----------
   Total accrued expenses .............................      $3,238,398       $3,500,561
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

         The following discussion of our financial condition and results of operations contains forward-looking statements that involve risks and uncertainties, such as statements of our plans, objectives, expectations and intentions. We use words such as "anticipate," "believe," "expect," "future" and "intend" and similar expressions to identify forward-looking statements. However, these words are not the exclusive means of identifying such statements. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances are forward-looking statements. Our actual results could differ materially from those anticipated in these forward-looking statements for many reasons, including the factors described below and under the caption "Factors That May Affect Our Business, Future Operating Results and Financial Condition" set forth at the end of this
Item 2. You should not place undue reliance on these forward-looking statements, which apply only as of the date of this Form 10-Q. The cautionary statements made in this document should be read as being applicable to all related forward-looking statements wherever they appear in this document.

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

         We have incurred significant operating losses since inception. As of June 30, 2001, we had an accumulated deficit of $49.0 million. We incurred a net loss of $7.9 million for the quarter ended June 30, 2001, an increase of $4.1 million (108%) from $3.8 million in the comparable quarter of 2000. The net loss for the six months ended June 30, 2001 was $10.3 million, or $3.5 million (51%) more than the $6.8 million loss for the six months ended June 30, 2000. We expect to incur additional losses as we expand and enhance our research and development activities and sales and marketing capabilities in the United States and in foreign countries.

RESULTS OF OPERATIONS

Three Months and Six Months Ended June 30, 2000 and 2001

Revenues

         We generated our first revenue from product sales in August 2000, when we began selling our first commercial product, Messenger. Product sales revenue in the three months and six months ended June 30, 2001 totaled $875,000 and $4.7 million, respectively. No product sales revenue was recorded in the first six months of 2000. Sales in the first six months of 2001 were made to six distributors, of which two accounted for more than 10% of revenue during that period. Sales to United Agri Products, a subsidiary of ConAgra Foods, Inc., accounted for $3.4 million (72%) of product sales revenue for the six months ended June 30, 2001 and $1.48 million (83%) of accounts receivable at June 30, 2001. Sales to Western Farm Service accounted for $603,000 (13%) of product sales revenue for the six months ended June 30, 2001 and $292,000 (16%) of accounts receivable at June 30, 2001. We believe sales for the first six months of 2001 were significantly lower than our expectations due primarily to the severity of the growers' economic conditions in our initially targeted markets, principally cotton and citrus.

Sales Allowances

         Sales allowances represent allowances granted to independent distributors for sales and marketing support, product warehousing and delivery and information exchange. Sales allowances were $300,000 (34% of product sales) for the three months ended June 30, 2001 and $1.7 million (36% of product sales) for the six months then ended. No such allowances were granted in the first six months of 2000. We believe the sales allowance percentage will range between 30% and 40% as we proceed with the commercialization of Messenger.

Cost of Goods Sold

         Cost of goods sold includes the cost of raw materials, labor and overhead required to manufacture Messenger. Cost of goods sold was $2.2 million for the three months ended June 30, 2001 and $3.2 million for the six months then ended. No such costs were incurred in the first six months of 2000. During the quarter ended June 30, 2001, we recorded a charge to costs of goods sold of $1.4 million related to the write-down of inventory consisting primarily of bulk Messenger product. The write-down is the result of the following general factors. First, the demand for Messenger was significantly less than our expectations, which we believe is primarily due to the severity of the growers' economic conditions in our initially targeted markets. Although we scaled back our manufacturing activities during the quarter, inventory levels still exceeded our requirements based on our current nine-month revenue forecasts. Second, we intend to replace our current Messenger product formula with an improved formula that we expect will be approved by the EPA within the next nine months, at which time we expect to begin commercial production and sales of the new formula. Last, we eliminated bulk material that did not meet our highest standards as a result of a change, since rectified, in the manufacturing process at our new facility. Based on these factors, we recorded the charge in the second quarter of 2001. Also included in second quarter cost of goods sold are costs incurred while our manufacturing plant was not in production. We expect to continue to incur idle capacity costs for the next several months.

Research and Development Expenses

         Research and development expenses consist primarily of personnel and related costs, field trials and laboratory, regulatory, patents and facility and equipment expenses. Research and development expenses were $3.4 million for the second quarter of 2001, an increase of $587,000 (20%) from $2.8 million in the comparable quarter of 2000. For the first six months of 2001, research and development expenses were $5.7 million, an increase of $568,000 (11%) over $5.1 million for the same period in 2000. This increase was primarily due to an increase in the number of international field development personnel and increased field trial costs incurred to pursue foreign regulatory approval. We expect to incur additional increases in research and development expenses as we expand our domestic and international field trial programs, pursue additional international regulatory approvals, develop new products and enhance our harpin-related technology platform.

Selling, General and Administrative Expenses

         Selling, general and administrative expenses consist primarily of payroll and related expenses for sales and marketing, executive and administrative personnel; advertising, marketing and professional fees; and other corporate expenses. Selling, general and administrative expenses were $3.6 million for the second quarter of 2001, an increase of $2.6 million (260%) from $1.0 million in the comparable quarter of 2000. For the first six months of 2001, selling, general and administrative expenses were $6.5 million, an increase of $4.6 million (242%) over $1.9 million for the same period in 2000. This increase is due primarily to costs associated with hiring additional sales, marketing and administrative personnel and continuance of our 2001 sales and marketing campaign to build Messenger brand awareness and to educate growers on the benefits of using Messenger. We expect selling, general and administrative expenses to decrease in the third and fourth quarters of this year as the growing season ends, and to increase in 2002 as we enter a new growing season and as we continue to hire additional personnel to support anticipated growth and the commercialization of Messenger, enhance information systems and expand our sales and marketing capability.

Interest Income

         Interest income consists of earnings on our cash and cash equivalents. Interest income was $806,000 for the second quarter of 2001, an increase of $688,000 (583%) from $118,000 in the comparable quarter of 2000. For the first six months of 2001, interest income was $2.0 million, an increase of $1.7 million (612%) over $278,000 for the same period in 2000. The increased interest income resulted from the investment of net proceeds received in our initial public offering, which closed on October 2, 2000. Interest income is affected by interest rate movements and will decline as we use cash in operations and purchase property and equipment.

Interest Expense

         Interest expense consists of interest we pay on capital leases used to finance our equipment purchases. Interest expense was $22,000 for the quarter ended June 30, 2001, a decrease of $13,000 (37%) from $35,000 in the comparable quarter of 2000. For the six months ended June 30, 2001, interest expense was $47,000, a decrease of $27,000 (36%) from $74,000 for the same period in 2000. This decrease resulted from lower average principal balances as we paid down our capital lease obligations. We expect interest expense to fluctuate as we pay off existing capital leases and enter into new capital leases.

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

LIQUIDITY AND CAPITAL RESOURCES

         Since our inception, we have financed our operations primarily through the sale of equity securities. Prior to October 2000, the majority of our capital was raised through private sales of our preferred stock, which resulted in net proceeds of approximately $36.5 million. In October 2000, we received $91.5 million of net proceeds from the initial public offering of 6.67 million shares of our common stock. To a lesser extent, we have financed our equipment purchases through lease financings. As of June 30, 2001, we had cash and cash equivalents of $63.4 million.

         Net cash used in operations for the six months ended June 30, 2001 was $14.3 million, an increase of $8.1 million (131%) from $6.2 million in the comparable period of 2000. These operating cash outflows resulted primarily from losses from operations and an increase in working capital and other assets.

         Investing activities for the six months ended June 30, 2001 used cash of $8.9 million, an increase of $7.5 million (536%) over $1.4 million in the comparable period of 2000. This increase is due primarily to property and equipment purchased and leasehold improvements made in connection with a major expansion of our manufacturing facilities, which was substantially completed during the first quarter of this year, and our research and development and administration facility, which is expected to be completed in the third quarter of this year. Capital expenditures for the remainder of this year are expected to total $5 million to $6 million.

         Financing activities for the six months ended June 30, 2001 provided cash of $166,000, a decrease of $934,000 (85%) from the $1.1 million provided in the comparable period of 2000. This decrease resulted primarily from a reduction of approximately $1.0 million in proceeds from the exercise of common stock options and warrants and the issuance of common stock. As of June 30, 2001, our future minimum payments under capital lease obligations totaled $571,000 and are payable over the next five years.

         We expect to increase our operating expenditures as we expand our sales and marketing capabilities and research and development activities. In addition, we expect to make capital expenditures during the remainder of this year of up to approximately $6 million, primarily to complete construction of our new research and development and administration facility. These operating and capital expenditures will use a material amount of our cash resources. We believe that our existing cash and cash equivalents of $63.4 million at June 30, 2001 will be sufficient to meet our anticipated cash needs for operating activities, working capital and capital expenditures for at least the next 12 months. Our future capital requirements will depend on the success of our operations.

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

         The markets for Messenger and other harpin-based products we may develop are unproven. Messenger may not gain commercial acceptance or success. If we are unable to successfully achieve broad market acceptance of Messenger, we may not be able to generate enough product revenues in the future to achieve profitability. A variety of factors will determine the success of our market development and commercialization efforts and the rate and extent of market acceptance of Messenger, including our ability to implement and maintain an appropriate pricing policy for Messenger, general economic conditions in agricultural markets, including commodity prices, climatic conditions and the extent that growers, regulatory authorities and the public accept new agricultural practices and products developed through biotechnology.

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

         We intend to continue to make changes to our manufacturing processes and facilities in order to improve the efficiency and quality of our manufacturing activities. We cannot guarantee that we will be successful in this regard, and specifically that the changes we make will improve our manufacturing activities. We may encounter difficulties in the production of our current or future products, including problems involving manufacturing yields, quality control and assurance, shortages of qualified personnel and compliance with regulatory requirements. Even if we are successful in developing our manufacturing capability and processes, we do not know whether we will satisfy the requirements of our distributors or customers.

WE HAVE A HISTORY OF LOSSES SINCE INCEPTION, WE EXPECT TO CONTINUE TO INCUR LOSSES AND WE MAY NOT ACHIEVE OR SUSTAIN PROFITABILITY.

         We have incurred operating losses in each quarter since inception and we expect to continue to incur further operating losses for the foreseeable future. From our inception in July 1994 to June 30, 2001, we have accumulated a deficit of approximately $49.0 million. For the six-months ended June 30, 2001, we had a net loss of $10.3 million and for the years ended December 31, 2000 and 1999, we had net losses of $15.7 million and $9.4 million, respectively. To date, our revenues have been limited. We expect our future revenues to come primarily from the sale of Messenger and other products, and these sales are highly uncertain. We expect to continue to devote substantial resources to expand our research and development activities, maintain and operate our manufacturing facility and expand our sales and marketing activities for the commercialization of Messenger worldwide. As a result, we will need to generate significant revenues to achieve and maintain profitability. We may never generate profits, and if we do become profitable, we may be unable to sustain or increase profitability on a quarterly or annual basis.

IF OUR ONGOING OR FUTURE FIELD TRIALS ARE UNSUCCESSFUL, WE MAY BE UNABLE TO ACHIEVE MARKET ACCEPTANCE OR OBTAIN REGULATORY APPROVAL OF OUR PRODUCTS.

         The successful completion of multiple field trials in domestic and foreign locations on many crops is critical to the success of our product development and marketing efforts. If our ongoing or future field trials are unsuccessful or produce inconsistent results or unanticipated adverse side effects, or if we are unable to collect reliable data, regulatory approval of our products could be delayed or withheld or we may be unable to achieve market acceptance of our products. Although we have conducted successful field trials on a broad range of crops, we cannot be certain that additional field trials conducted on a greater number of acres, or on crops for which we have not yet conducted field trials, will be successful. Moreover, the results of our ongoing and future field trials are subject to a number of conditions beyond our control, including weather-related events such as droughts and floods, severe heat and frost, hail, tornadoes and hurricanes. Generally, we pay third parties, such as growers, consultants and universities, to conduct our field tests for us. Incompatible crop treatment practices or misapplication of the product by third parties could interfere with the success of our field trials.

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

         Two of our distributors accounted for an aggregate of approximately 85% of our product sales for the six months ended June 30, 2001 and 99% of our accounts receivable balance as of June 30, 2001. One distributor, United Agri Products, a subsidiary of ConAgra Foods, Inc., accounted for approximately 72% of our product sales revenue and 83% of our accounts receivable balance, and Western Farm Service Company accounted for approximately 13% of our product sales revenue and 16% of our accounts receivable balance as of June 30, 2001. We anticipate that we will continue to extend credit to these distributors. If either of these distributors, or any other distributor which purchases a significant amount of our products, were to discontinue purchasing our products at any time, our sales would be adversely affected. In addition, the failure of either of these distributors, or of any other distributor to which we extend a significant amount of credit, to pay its account, now or in the future, may harm our operating results.

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

         In April 2000, we received conditional approval from the EPA to market and sell our first product, Messenger, in the United States. We are required, however, to obtain regulatory approval from certain state and foreign regulatory authorities before we market Messenger in those jurisdictions. Although we are authorized to sell Messenger in 48 states on virtually all crops and in California on strawberry, we have not yet received approval for Messenger in Colorado or for use on other crops in California. We have also received authorization to sell Messenger in Ecuador, though we have not yet obtained authorization to sell Messenger in any other foreign countries. Certain of these jurisdictions may apply different criteria than the EPA in connection with their approval processes.

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

INABILITY TO SATISFY THE CONDITIONS OF OUR EPA AND CALIFORNIA REGISTRATIONS COULD LIMIT OR PREVENT SALES OF MESSENGER.

         The EPA conditioned its approval of our Messenger registration on the requirement that we conduct four additional studies by April 19, 2001 that are designed to further demonstrate the safety of our product. These studies were completed and submitted to the EPA on April 16, 2001. In addition, our registration to sell Messenger in California, which is limited to sales for use on strawberry for disease management, is conditioned on the requirement that we submit data from several additional studies within various required timeframes over the next two years. If we are unable to conduct the studies required by the California Department of Pesticide Regulation in a timely manner, or if the results of the studies are unacceptable to the EPA or the CDPR, as applicable, the EPA or the CDPR may revoke its approvals or impose limitations on the use of Messenger that could have a negative impact on our sales. Because EPA and state approvals are required for commercial sales of Messenger, the loss of such approvals for any reason, including our inability to satisfy the conditions of our EPA registration, would prevent further sales of Messenger.

INABILITY TO COMPLY WITH REGULATIONS APPLICABLE TO OUR FACILITIES AND PROCEDURES COULD DELAY, LIMIT OR PREVENT OUR RESEARCH AND DEVELOPMENT OR MANUFACTURING ACTIVITIES.

         Our research and development and manufacturing facilities and procedures are subject to continual review and periodic inspection. To comply with the regulations applicable to these facilities and procedures, we must spend funds, time and effort in the areas of production, safety and quality control and assurance to help ensure full technical compliance. If the EPA or another regulator determines that we are not in compliance, regulatory approval of our products could be delayed or withheld or we may be required to limit or cease our research and development or manufacturing activities or pay a monetary fine. If we were required to limit or cease our research and development activities, our ability to develop new products would be impaired. In addition, if we were required to limit or cease our manufacturing activities, our ability to produce Messenger in commercial quantities would be impaired or prohibited, which would have an adverse effect on our sales.

IF THIRD-PARTY MANUFACTURERS FAIL TO ADEQUATELY PERFORM, WE COULD BE UNABLE TO MEET DEMAND AND OUR REVENUES COULD BE IMPAIRED.

         We currently depend on independent manufacturers to perform certain portions of our production process. We intend to engage, and we are in discussions with, additional third-party manufacturers to perform this process. Any failure or delay in the ability of our current or any future manufacturers to provide us with material they produce could adversely affect our ability to produce Messenger in the quantities necessary to satisfy the requirements of our distributors or customers, or could increase our costs associated with obtaining such materials. In addition, the time and resources that our current or future third-party manufacturers devote to our business are not within our control. We cannot ensure that our current or future third-party manufacturers will perform their obligations to meet our quality standards, that we will derive cost savings or other benefits from our relationships with them or that we will be able to maintain a satisfactory relationship with them on commercially acceptable terms. Moreover, these manufacturers may support products that compete directly or indirectly with ours, or offer similar or greater support to our competitors. If any of these events were to occur, our business and operations could be adversely affected.

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

         Many companies are engaged in developing plant protection and yield enhancement products. Our competitors include major international agri-chemical companies, specialized biotechnology companies and research and academic institutions. Many of these organizations have significantly more capital, research and development, regulatory, manufacturing, distribution, sales, marketing, human and other resources than we do. As a result, they may be able to devote greater resources to the development, manufacture, promotion or sale of their products, receive greater resources and support from independent distributors, initiate or withstand substantial price competition or take advantage of acquisition or other opportunities more readily. Further, many of the large agri-chemical companies have a more diversified product offering than we do, which may give these companies an advantage in meeting customer needs by enabling them to offer integrated solutions to plant protection and yield enhancement.

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

         Patent law is still evolving relative to the scope and enforceability of claims in the fields in which we operate. We are like many biotechnology companies in that our patent protection is highly uncertain and involves complex legal and technical questions for which legal principles are not firmly established. Our patents and those patents for which we have license rights may be challenged, narrowed, invalidated or circumvented. In addition, our issued patents may not contain claims sufficiently broad to protect us against third parties with similar technologies or products, or provide us with any competitive advantage. We are not certain that our pending patent applications will be issued. Moreover, our competitors could challenge or circumvent our patents or pending patent applications.

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

WE MAY HAVE TO REDUCE OPERATIONS IF WE ARE UNABLE TO MEET OUR FUNDING REQUIREMENTS.

         We will require substantial additional funding to continue our research and development activities, maintain and operate our manufacturing facilities and commercialize products worldwide. If we are unable to generate sufficient cash flow from operations, or obtain funds through additional financing, we may have to delay, curtail or eliminate some or all of our research and development, field testing, marketing and manufacturing programs. We believe that our existing capital resources will be sufficient to support our operations for at least the next year. Our future capital requirements will depend on the success of our operations.

         If our capital requirements vary from our current plans, we may require additional financing sooner than we anticipate. Financing may be unavailable to us when needed or may not be available to us on acceptable terms.

OUR OPERATING RESULTS ARE LIKELY TO FLUCTUATE, RESULTING IN AN UNPREDICTABLE LEVEL OF SALES AND EARNINGS AND POSSIBLY IN A DECREASE IN OUR STOCK PRICE.

         Our operating results for a particular quarter or year are likely to fluctuate, which could result in uncertainty surrounding our level of sales and earnings and possibly result in a decrease in our stock price. Numerous factors will contribute to the unpredictability of our operating results. In particular, our sales are expected to be highly seasonal. Sales of plant protection and yield enhancement products are dependent on planting and growing seasons, climatic conditions, economic and other variables, which we expect to result in substantial fluctuations in our quarterly sales and earnings. For example, weather-related events such as droughts and floods, severe heat and frost, hail, tornadoes and hurricanes could decrease demand for our product and any future products we may develop and have an adverse impact on our operating results from quarter to quarter. In addition, most of our expenses, such as employee compensation and lease payments for facilities and equipment, are relatively fixed. Our expense levels are based, in part, on our expectations regarding future sales. As a result, any shortfall in sales relative to our expectations could cause significant changes in our operating results from quarter to quarter. Other factors may also contribute to the unpredictability of our operating results, including the size and timing of significant customer transactions, the delay or deferral of customer use of our products and the fiscal or quarterly budget cycles of our customers. For example, customers may purchase large quantities of our products in a particular quarter to store and use over long periods of time, or time their purchases to coincide with the availability of capital, which may cause significant fluctuations in our operating results for a particular quarter or year.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         We do not currently hold any derivative instruments, and we do not engage in hedging activities. Also, we do not have any outstanding variable rate debt and currently do not enter into any material transactions denominated in a foreign currency. Therefore, our direct exposure to interest rate and foreign exchange fluctuation is currently not material to our results of operations. We believe that the market risk arising from holdings of our financial instruments is not material.

                           PART II -- OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

(a) On September 26, 2000, the SEC declared effective our Registration Statement on Form S-1, as amended (Registration No. 333-41028), as filed with the SEC in connection with our initial public offering. Proceeds to EDEN, after accounting for $7.0 million in underwriting discounts and commissions and approximately $1.6 million in other expenses, were $91.5 million.

     To date, of the net offering proceeds, we have used approximately
     $12.4 million to expand and enhance our manufacturing and research and development facilities, and approximately $16.6 million for working capital and general corporate purposes. The remaining portion of the net offering proceeds has been invested in cash equivalent investments. Our use of the proceeds from the offering does not represent a material change in the use of proceeds described in the prospectus included as part of the Registration Statement.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a) The 2001 annual meeting of shareholders of EDEN Bioscience Corporation was held on May 17, 2001.

(b)  The following directors were elected into three classes:

     Class                                       Name                                  For          Withheld
     -----                                       ----                               ----------      --------
     Class I Directors to serve one-             Oscar C. Sandberg                  18,377,779       183,874
     year terms expiring in 2002                 John W. Titcomb, Jr.               18,378,479       183,174

     Class II Directors to serve two-            Albert A. James                    18,434,779       126,874
     year terms expiring in 2003                 Agatha L. Maza                     18,378,179       183,474

     Class III Directors to serve three-         Jerry L. Butler                    18,090,653       471,000
     year terms expiring in 2004                 Jon E. M. Jacoby                   18,435,179       126,474
                                                 William T. Weyerhaeuser            18,434,979       126,674

     There were no broker nonvotes in the election of directors since brokers who hold shares for the accounts of their clients have discretionary authority to vote such shares with respect to election of directors.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

The following exhibits are being filed as part of this quarterly report on Form 10-Q.

(a)  Exhibits.

      EXHIBIT
       NUMBER                                  DESCRIPTION
      -------                                  -----------
        10.15   Lease, dated May 29, 2001, between S/I North Creek I, LLC and the Registrant
        11.1    Statement re computation of per share loss.

(b)  Reports on Form 8-K.

     There were no reports on Form 8-K filed during the three months ended June 30, 2001.

                                    SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       EDEN BIOSCIENCE CORPORATION

Date: August 14, 2001

                                       By: /s/ BRADLEY S. POWELL
                                           -------------------------------------
                                           Bradley S. Powell
                                           Vice President of Finance, Secretary
                                           and Chief Financial Officer
                                           (principal financial and accounting
                                           officer)