Form 10-Q
period 2001-09-30
EDEN BIOSCIENCE CORP
filed 2001-11-14
CIK 930095

UNITED STATES SECURITIES AND
EXCHANGE COMMISSION

Washington, D.C. 20549

___________________________________

FORM 10-Q

(Mark One)
[X]    Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2001

or

[   ]    Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                      to

Commission File Number 0-31499

EDEN Bioscience Corporation

(Exact name of registrant as specified in its charter)

Washington	91-1649604
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

3830 Monte Villa Parkway
Bothell, Washington 98021-6942
(Address of principal executive offices, including zip code)

(425) 806-7300
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

Yes [X] No [   ]

State the number of shares outstanding of each of the registrant’s classes of common equity, as of the latest practicable date:

Class Common Stock, $.0025 Par Value	Outstanding as of November 1, 2001 24,008,415

EDEN Bioscience Corporation

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

EDEN Bioscience Corporation

Condensed Consolidated Balance Sheets

	December 31,	September 30,
	2000	2001

		(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$86,556,865	$56,710,883
Accounts receivable	595,470	418,300
Inventory	1,321,241	2,398,260
Other current assets	236,458	1,020,224

Total current assets	88,710,034	60,547,667
Property and equipment, net	9,479,872	23,130,318
Other assets	310,715	1,736,409

Total assets	$98,500,621	$85,414,394

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,415,730	$2,132,889
Accrued liabilities	3,238,398	5,364,507
Current portion of capital lease obligations	275,316	242,163

Total current liabilities	4,929,444	7,739,559
Capital lease obligations, net of current portion	330,394	173,703
Other long-term liabilities	—	238,551

Total liabilities	5,259,838	8,151,813

Commitments and contingencies
Shareholders’ equity:
Convertible preferred stock, $.01 par value, 10,000,000 shares authorized; no shares designated at December 31, 2000 and September 30, 2001	—	—
Common stock, $.0025 par value, 100,000,000 shares authorized; issued and oustanding shares - 23,894,680 at December 31, 2000; 23,979,847 at September 30, 2001	59,737	59,950
Additional paid-in capital	131,844,183	132,134,312
Deferred stock option compensation expense	(28,625)	(14,765)
Cumulative translation adjustment	—	(23,687)
Accumulated deficit	(38,634,512)	(54,893,229)

Total shareholders’ equity	93,240,783	77,262,581

Total liabilities and shareholders’ equity	$98,500,621	$85,414,394

The accompanying notes are an integral part of these financial statements.

EDEN Bioscience Corporation

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,

	2000	2001	2000	2001

Revenues:
Product sales	$1,028,283	$644,299	$1,028,283	$5,360,737
Sales allowances	(411,314)	(205,174)	(411,314)	(1,864,735)

Net revenues	616,969	439,125	616,969	3,496,002

Operating expenses:
Cost of goods sold	352,683	782,351	352,683	3,959,416
Research and development	2,128,210	3,645,357	7,244,368	9,329,530
Selling, general and administrative	1,774,241	2,495,848	3,685,167	8,955,061

Total operating expenses	4,255,134	6,923,556	11,282,218	22,244,007

Loss from operations	(3,638,165)	(6,484,431)	(10,665,249)	(18,748,005)

Other income (expense):
Interest income	61,402	585,341	339,852	2,556,004
Interest expense	(30,369)	(19,331)	(103,945)	(66,716)
Fee and fair value of warrants granted for credit facilities	(2,281,524)	—	(2,281,524)	—

Total other income (expense)	(2,250,491)	566,010	(2,045,617)	2,489,288

Net loss	$(5,888,656)	$(5,918,421)	$(12,710,866)	$(16,258,717)

Historical basic and diluted net loss per share	$(1.57)	$(0.25)	$(4.07)	$(0.68)

Historical weighted average shares outstanding used to compute net loss per share	3,745,271	23,978,189	3,120,521	23,946,978

Pro forma basic and diluted net loss per share	$(0.35)		$(0.76)

Weighted average shares outstanding used to compute pro forma net loss per share	16,933,040		16,713,251

The accompanying notes are an integral part of these financial statements.

EDEN Bioscience Corporation

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended September 30,

	2000	2001

Cash flows from operating activities:
Net loss	$(12,710,866)	$(16,258,717)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	640,959	843,763
Amortization of stock option compensation expense	69,651	13,860
Interest income on subscriptions receivable	(2,818)	—
Loss (gain) on disposition of fixed assets	13,159	(765)
Increase in deferred rent payable	—	206,051
Fair value of warrants granted for credit facilities	1,981,524	—
Changes in assets and liabilities:
Accounts receivable	(622,070)	178,926
Inventory	(414,824)	(1,077,019)
Other assets	(1,836,027)	(2,207,865)
Accounts payable	2,274,797	(979,661)
Accrued liabilities	1,379,738	1,526,882
Other liabilities	—	32,500

Net cash used in operating activities	(9,226,777)	(17,722,045)

Cash flows used in investing activities:
Purchases of property and equipment	(4,039,276)	(12,207,942)
Proceeds from disposal of equipment	—	2,733
Repayment of note receivable from shareholder	35,432	—

Net cash used in investing activities	(4,003,844)	(12,205,209)

Cash flows from financing activities:
Reduction in capital lease obligations	(257,576)	(189,844)
Offering costs	(14,657)	—
Proceeds from issuance of stock	—	209,858
Proceeds from exercise of common stock options	427,733	43,465
Proceeds from exercise of common stock warrants	912,049	37,019

Net cash provided by financing activities	1,067,549	100,498

Effect of foreign currency exchange rates on cash and cash equivalents	—	(19,226)

Net decrease in cash and cash equivalents	(12,163,072)	(29,845,982)
Cash and cash equivalents at beginning of period	13,107,250	86,556,865

Cash and cash equivalents at end of period	$944,178	$56,710,883

Supplemental disclosures:
Cash paid for interest	$103,945	$66,716
Current liabilities for construction in progress	—	2,287,540

The accompanying notes are an integral part of these financial statements.

EDEN Bioscience Corporation

Notes to Condensed Consolidated Financial Statements

(Information as of and for the three months and nine months ended September 30, 2000 and 2001 is unaudited)

1. Organization and Summary of Significant Accounting Policies

Organization and Business

     EDEN Bioscience Corporation (“EDEN®” or the “Company”) was incorporated in the State of Washington on July 18, 1994. EDEN is a plant technology company focused on developing, manufacturing and marketing innovative natural products for agriculture. Prior to August 2000, the Company was a development stage company. In August 2000, the Company began sales of its initial product, Messenger®.

Basis of Presentation

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The balance sheet at December 31, 2000 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These financial statements and notes should be read in conjunction with the financial statements and notes for the year ended December 31, 2000 included in the Company’s Annual Report on Form 10-K, which was filed with the Securities and Exchange Commission on March 29, 2001.

     In the opinion of management, the unaudited condensed consolidated financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to state fairly the financial information set forth therein. Results of operations for the three months and nine months ended September 30, 2001 are not necessarily indicative of the results expected for the full fiscal year or for any future period.

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

Property and Equipment

     Equipment and leasehold improvements are stated at historical cost. Improvements and replacements are capitalized. Maintenance and repairs are expensed when incurred. The provision for depreciation and amortization is determined using straight-line and accelerated methods, which allocate costs over estimated useful lives of two to 20 years. On January 1, 2001, the Company adopted the units-of-production method of depreciation for manufacturing equipment placed into service after that date. Equipment leased under capital leases is depreciated over the shorter of the equipment’s estimated useful life or lease term, which ranges between three to five years.

Revenue Recognition

     The Company recognizes revenue from product sales, net of sales allowances, when product is shipped to its distributors and all significant obligations of the Company have been satisfied, unless

EDEN Bioscience Corporation

Notes to Condensed Consolidated Financial Statements
(Information as of and for the three months and nine months ended September 30, 2000 and 2001 is unaudited)

acceptance provisions or other contingencies exist. If acceptance provisions or contingencies exist, revenue is recognized after such provisions or contingencies have been satisfied. Distributors do not have price protection or product return rights. Product sales revenue in the nine months ended September 30, 2001 resulted from sales to seven distributors, one of which accounted for $3.9 million (72.7%) of product sales revenue and $409,000 (92.3%) of accounts receivable at September 30, 2001. Sales to another distributor accounted for $602,800 (11.2%) of product sales revenue for the nine months ended September 30, 2001. There were no accounts receivable from this distributor at September 30, 2001.

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

	As of September 30,

	2000	2001

Options to purchase common stock	2,455,667	2,675,737
Warrants to purchase common stock	511,878	290,805

     Pro forma basic and diluted net loss per share is calculated assuming the conversion of all convertible preferred stock at the beginning of the periods presented. The actual conversion of the preferred stock occurred on September 26, 2000, the effective date of the registration statement filed in connection with the Company’s initial public offering.

2. Property and Equipment

     Property and equipment, at cost, consist of the following:

	December 31,	September 30,
	2000	2001

Equipment	$4,246,033	$11,631,032
Equipment under capital leases	1,174,262	1,067,083
Leasehold improvements	1,291,927	4,799,063
Construction in progress	5,246,799	9,507,366

	11,959,021	27,004,544
Less accumulated depreciation and amortization	(2,479,149)	(3,874,226)

Net property and equipment	$9,479,872	$23,130,318

EDEN Bioscience Corporation

Notes to Condensed Consolidated Financial Statements
(Information as of and for the three months and nine months ended September 30, 2000 and 2001 is unaudited)

3. Accrued Liabilities

     Accrued liabilities consist of the following:

	December 31,	September 30,
	2000	2001

Compensation and benefits	$1,542,700	$1,958,484
Field trial expenses	550,013	892,996
Sales and marketing expenses	415,267	68,025
Construction costs	—	595,769
Insurance premiums	—	653,768
Distribution costs	—	580,755
Other	730,418	614,710

Total accrued liabilities	$3,238,398	$5,364,507

4. Credit Facilities

     In August 2000, the Company established unsecured, multiple-advance, committed credit facilities with Stephens Group, Inc. and the WBW Trust Number One (the “Credit Facilities”). Under the terms of the Credit Facilities, the Company had the ability to borrow up to a total of $15 million. The Credit Facilities contained a requirement that any borrowings be repaid at the date that the Company received any cash proceeds from the issuance of equity securities after the date of the Credit Facilities. The Company did not borrow any amounts pursuant to the Credit Facilities and, with the completion of the initial public offering, the Company no longer has the ability to borrow any amounts under the Credit Facilities.

     One of the Company’s directors, William T. Weyerhaeuser, is trustee for the WBW Trust Number One. Stephens Group, Inc. beneficially owns approximately 10% the Company’s common stock and Jon E.M. Jacoby, a director of the Company, is also a director and an executive vice president of Stephens Group, Inc.

     In connection with the Credit Facilities, the Company paid a loan commitment fee of $300,000 and issued warrants to purchase 200,000 shares of the Company’s common stock at an exercise price of $15.00 per share. These warrants became exercisable in March 2001 and expire in August 2005. The Company recorded an expense of $2.3 million in the three-month period ended September 30, 2000 for the loan commitment fee and fair value of the warrants related to the Credit Facilities.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     This discussion and analysis should be read in conjunction with our unaudited condensed consolidated financial statements and accompanying notes included in this document and with the 2000 audited financial statements and notes thereto included in our Annual Report on Form 10-K, which was filed with the Securities and Exchange Commission on March 29, 2001.

     The following discussion of our financial condition and results of operations contains forward-looking statements that involve risks and uncertainties, such as statements of our plans, objectives, expectations and intentions. We use words such as “anticipate,” “believe,” “expect,” “future” and “intend” and similar expressions to identify forward-looking statements. However, these words are not the exclusive means of identifying such statements. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances are forward-looking statements.

Our actual results could differ materially from those anticipated in these forward-looking statements for many reasons, including the factors described below and under the caption “Factors That May Affect Our Business, Future Operating Results and Financial Condition” set forth at the end of this Item 2. You should not place undue reliance on these forward-looking statements, which apply only as of the date of this Form 10-Q. The cautionary statements made in this document should be read as being applicable to all related forward-looking statements wherever they appear in this document.

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

     We have incurred significant operating losses since inception. As of September 30, 2001, we had an accumulated deficit of $54.9 million. We incurred net losses of $5.9 million in each of the quarters ended September 30, 2001 and 2000. The net loss for the nine months ended September 30, 2001 was $16.3 million, or $3.6 million (28.3%) more than the $12.7 million loss for the nine months ended September 30, 2000. We expect to incur additional losses as we continue our research and development activities and expand sales and marketing capabilities in the United States and in foreign countries.

     In October 2001, we announced a reduction of approximately 20% of our workforce, bringing our headcount to 99 employees. We expect these work force reductions to reduce salaries and related expenses by approximately $2.9 million on an annualized basis. We expect to record a severance charge of $300,000 in the fourth quarter of 2001 in connection with these reductions.

Results of Operations

Three Months and Nine Months Ended September 30, 2000 and 2001

Revenues

     We generated our first revenue from product sales in August 2000, when we began selling our first commercial product, Messenger. Product sales revenue was $644,300 for the third quarter of 2001, a decrease of $355,700 (35.6%) from $1.0 million in the comparable quarter of 2000. For the first nine months of 2001, product sales revenue was $5.4 million, an increase of $4.4 million (440.0%) over $1.0 million for the same period in 2000. Sales in the first nine months of 2001 were made to seven distributors, of which two accounted for more than 83.9% of revenue during that period. Sales to United Agri Products, a subsidiary of ConAgra Foods, Inc., accounted for $3.9 million (72.7%) of product sales revenue for the nine months ended September 30, 2001 and $409,000 (92.3%) of accounts receivable at September 30, 2001. Sales to Western Farm Service accounted for $602,800 (11.2%) of product sales revenue for the nine months ended September 30, 2001. There were no accounts receivable from this distributor at September 30, 2001. We believe sales for the first nine months of 2001 were significantly lower than our expectations due primarily to the severity of growers’ economic conditions in our initially targeted markets, principally cotton and citrus. We expect the fourth quarter of 2001 to be somewhat in line with third quarter 2001.

Sales Allowances

     Sales allowances represent allowances granted to independent distributors for sales and marketing support, product warehousing and delivery and information exchange. Sales allowances were $205,200 (31.8% of product sales revenue) in the third quarter of 2001, compared to $411,300 (40% of product sales revenue) in the same quarter of 2000. For the first nine months of 2001, sales allowances were $1.9 million (34.8% of product sales revenue), compared to $411,300 (40% of product sales revenue) for the same period in 2000. This percentage has declined as we have increased the number of distributors. We believe the sales allowance percentage will range between 30% and 35% in the fourth quarter of this year.

Cost of Goods Sold

     Cost of goods sold includes the cost of raw materials, labor and overhead required to manufacture Messenger and idle capacity charges when our manufacturing plant is not operating. Cost of goods sold was $782,400 (121.4% of product sales revenue) for the third quarter of 2001, compared to $352,700 (34.3% of product sales revenue) in the same quarter of 2000. This increase was due to idle capacity charges in 2001. For the first nine months of 2001, cost of goods sold was $4.0 million (73.9% of product sales revenue), compared to $352,700 (34.3% of product sales revenue) for the same period in 2000. This increase was due to idle capacity charges and a $1.4 million write-down of inventory in 2001. We expect to continue to incur idle-capacity costs for the next several months and recently took steps to lower such charges by reducing our staff and controlling other manufacturing costs.

     During the quarter ended June 30, 2001, we recorded a charge to costs of goods sold of $1.4 million related to the write-down of inventory consisting primarily of bulk Messenger product. The write-down was the result of the following general factors. First, the demand for Messenger was significantly less than our expectations, which we believe is primarily due to the severity of growers’ economic conditions in our initially targeted markets. Although we scaled back our manufacturing activities during the quarter, inventory levels still exceeded our requirements based on our then-current nine-month revenue forecasts. Second, we intend to replace our current formula for Messenger with an improved formula that we expect will be approved by the EPA within the next six months, at which time we expect to begin commercial production and sales of the new formula. Last, we eliminated bulk material that did not meet our highest standards as a result of a change, since rectified, in the manufacturing process at our new facility. Based on these factors, we recorded the charge in the second quarter of 2001.

Research and Development Expenses

     Research and development expenses consist primarily of personnel and related costs, field trials and laboratory, regulatory, patent, facility and equipment expenses. Research and development expenses were $3.6 million for the second quarter of 2001, an increase of $1.5 million (71.4%) from $2.1 million in the comparable quarter of 2000. For the first nine months of 2001, research and development expenses were $9.3 million, an increase of $2.1 million (29.2%) over $7.2 million for the same period in 2000. These increases were primarily due to an increase in the number of research and development and international field development personnel and increased field trial costs in the United States and in other countries. We expect that these costs will decrease slightly in the fourth quarter of this year as a result of recent workforce reductions.

Selling, General and Administrative Expenses

     Selling, general and administrative expenses consist primarily of payroll and related expenses for sales and marketing, executive and administrative personnel; advertising, marketing and professional fees; and other corporate expenses. Selling, general and administrative expenses were $2.5 million for the third quarter of 2001, an increase of $700,000 (38.9%) from $1.8 million in the comparable quarter of 2000. For the first nine months of 2001, selling, general and administrative expenses were $9.0 million, an increase of $5.3 million (143.2%) over $3.7 million for the same period in 2000. These increases were due primarily to costs associated with hiring additional sales, marketing and administrative personnel and continuance of our 2001 sales and marketing campaign to educate growers on the benefits of using Messenger. We expect selling, general and administrative expenses to decrease slightly in the fourth quarter of this year as the growing season ends and as a result of recent workforce reductions.

Interest Income

     Interest income consists of earnings on our cash and cash equivalents. Interest income was $585,300 for the third quarter of 2001, an increase of $523,900 (853.3%) from $61,400 in the comparable quarter of 2000. For the first nine months of 2001, interest income was $2.6 million, an increase of $2.3 million (676.7%) over $339,900 for the same period in 2000. The increased interest income resulted from the investment of net proceeds received in our initial public offering, which closed on October 2, 2000. Interest income is affected by interest rate movements and will decline as we use cash in operations and purchase property and equipment.

Interest Expense

     Interest expense consists of interest we pay on capital leases used to finance our equipment purchases. Interest expense was $19,300 for the quarter ended September 30, 2001, a decrease of $11,100 (36.5%) from $30,400 in the comparable quarter of 2000. For the nine months ended September 30, 2001, interest expense was $66,700, a decrease of $37,200 (35.8%) from $103,900 for the same period in 2000. These decreases resulted from lower average principal balances as we paid down our capital lease obligations. We expect interest expense to fluctuate as we pay off existing capital leases and enter into new capital leases.

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

Income Taxes

     We have realized a net loss from operations in each period since we began doing business. As of December 31, 2000, we had accumulated approximately $38.0 million of net operating loss carryforwards for federal income tax purposes. These carryforwards expire between 2009 and 2015. The annual use of these net operating loss carryforwards may be limited in the event of a cumulative change in ownership of more than 50%.

Liquidity and Capital Resources

     Since our inception, we have financed our operations primarily through the sale of equity securities. Prior to October 2000, the majority of our capital was raised through private sales of our preferred stock, which resulted in net proceeds of approximately $36.5 million. In October 2000, we received $91.5 million of net proceeds from the initial public offering of 6.67 million shares of our common stock. To a lesser extent, we have financed our equipment purchases through lease financings. As of September 30, 2001, we had cash and cash equivalents of $56.7 million.

     Net cash used in operations for the nine months ended September 30, 2001 was $17.7 million, an increase of $8.5 million (92.4%) from $9.2 million in the comparable period of 2000. These operating cash outflows resulted primarily from losses from operations and an increase in working capital and other assets.

     Investing activities for the nine months ended September 30, 2001 used cash of $12.2 million, an increase of $8.2 million (205.0%) over $4.0 million in the comparable period of 2000. This increase is due primarily to property and equipment purchased and leasehold improvements made in connection with a major expansion of our manufacturing facilities, which was substantially completed during the first quarter of this year, and construction of our research and development and administration facility, which is expected to be completed during the fourth quarter of this year. Capital expenditures for the remainder of this year are expected to total $2.5 million to $3.0 million.

     Financing activities for the nine months ended September 30, 2001 provided cash of $100,500, a decrease of $1.0 million (90.9%) from the $1.1 million provided in the comparable period of 2000. This decrease resulted primarily from a reduction of approximately $1.0 million in proceeds from the exercise of common stock options and warrants and the issuance of common stock. As of September 30, 2001, our future minimum payments under capital lease obligations totaled $483,700 and are payable over the next five years.

     We anticipate that operating expenditures will decrease slightly in the fourth quarter of 2001, and may increase in 2002 as we expand our sales and marketing capabilities and research and development activities. In addition, we expect to make capital expenditures during the remainder of this year of up to approximately $2.5 to $3.0 million, primarily to complete construction of our new research and development and administration facility. These operating and capital expenditures will use a material amount of our cash resources. We believe that our existing cash and cash equivalents of $56.7 million at September 30, 2001 will be sufficient to meet our anticipated cash needs for operating activities, working capital and capital expenditures for at least the next 12 months. Our future capital requirements will depend on the success of our operations.

     In the future, we may require additional funds to support our working capital requirements or for other purposes and may seek to raise such additional funds through public or private equity financings or from other sources. We may be unable to obtain adequate or favorable financing at that time.

Recent Accounting Pronouncements

     In June 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 141, “Business Combinations” (effective July 1, 2001) and SFAS No. 142, “Goodwill and Other Intangible Assets” (effective January 1, 2002). SFAS No. 141 prohibits pooling-of-interests accounting for acquisitions. SFAS No. 142 specifies that goodwill and some intangible assets will no longer be amortized but instead will be subject to periodic impairment testing. We do not expect the impact of adopting SFAS No. 142 to be material to our consolidated financial position, consolidated results of operations or consolidated cash flows.

     On October 3, 2001, the FASB issued SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets,” which addresses financial accounting and reporting for the disposal of long-lived assets. SFAS No. 144 becomes effective for financial statements issued for fiscal years beginning after December 15, 2001 and interim periods within those fiscal years. The Company does not expect the pronouncement to have a material impact on its consolidated financial position, consolidated results of operations or consolidated cash flows.

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

     We currently have limited sales and marketing experience and capabilities. Our internal sales and marketing staff consists primarily of sales and marketing specialists and field development specialists who are trained to educate growers and independent distributors on the uses and benefits of Messenger. We will need to further develop our sales, marketing and field development capabilities in order to enhance our commercialization efforts, which will involve substantial costs. These specialists require a high level of technical expertise and knowledge regarding Messenger’s capabilities and other plant protection and yield enhancement products and techniques. We cannot assure you that our specialists and other members of our sales and marketing team will successfully compete against the sales and marketing operations of our current and future competitors that may have more established relationships with distributors, retailer and growers. Failure to recruit, train and retain important sales and marketing personnel, such as our sales and marketing specialists and field development specialists, or the inability of new sales and marketing personnel to effectively market and sell Messenger and other products we may develop, could impair our ability to gain market acceptance of our products and cause our sales to suffer.

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

     Our harpin and harpin-related technology is new, in an early stage of development and commercially unproven. It may take years and significant capital investment to develop viable enhancements of Messenger or new products based on our harpin and harpin-related technology. Risks inherent in the development of products based on innovative technologies include the possibility that:

• new products or product enhancements will be difficult to produce on a large scale or will be uneconomical to market;

• proprietary rights of third parties will prevent us from marketing products; and

• third parties will market superior or equivalent products or will market their products first.

Inability to produce a high quality product could impair our business.

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

     We intend to continue to make changes to our manufacturing processes and facilities in order to improve the efficiency and quality of our manufacturing activities. We cannot guarantee that we will be successful in this regard, and specifically that the changes we make will improve our manufacturing activities. We may encounter difficulties in the production of our current or future products, including problems involving manufacturing yields, packaging, quality control and assurance, shortages of qualified personnel and compliance with regulatory requirements. Even if we are successful in developing our manufacturing capability and processes, we do not know whether we will satisfy the requirements of our distributors or customers.

We have a history of losses since inception, we expect to continue to incur losses and we may not achieve or sustain profitability.

     We have incurred operating losses in each quarter since inception and we expect to continue to incur further operating losses for the foreseeable future. From our inception in July 1994 to September 30, 2001, we have accumulated a deficit of approximately $54.9 million. For the nine-months ended September 30, 2001, we had a net loss of $16.3 million and for the years ended December 31, 2000 and 1999, we had net losses of $15.7 million and $9.4 million, respectively. To date, our revenues have been limited. We expect our future revenues to come primarily from the sale of Messenger and other products, and these sales are highly uncertain. We expect to continue to devote substantial resources to maintain and operate our manufacturing facility and to fund our research and development and sales and marketing activities. As a result, we will need to generate significant revenues to achieve and maintain profitability. We may never generate profits, and if we do become profitable, we may be unable to sustain or increase profitability on a quarterly or annual basis.

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

We may be unable to establish and maintain successful relationships with independent distributors and retailers, which could adversely affect our sales.

     We intend to rely on independent distributors and retailers of agri-chemicals to distribute and assist with the marketing and sale of Messenger and other products we may develop. We have engaged several independent distributors and retailers for the distribution and sale of Messenger. Our future revenue growth will depend in large part on our success in establishing and maintaining these sales and distribution channels. We are in the early stages of developing our distribution network and we may be unable to establish or maintain these relationships in a timely or cost-effective manner. Moreover, we cannot assure you that the distributors and retailers with which we partner will focus adequate resources on selling our products or will be successful in selling them. Many of our potential distributors and retailers are in the business of distributing and sometimes manufacturing other, possibly competing, plant protection and yield enhancement products and may perceive Messenger as a threat to various product lines currently being manufactured or distributed by them. In addition, the distributors may earn higher margins by selling competing products or combinations of competing products. If we are unable to establish or maintain successful relationships with independent distributors and retailers, we will need to further develop our own distribution capabilities, which would be expensive and time-consuming and the success of which would be uncertain.

     Two of our distributors accounted for an aggregate of approximately 83.9% of our product sales for the nine months ended September 30, 2001 and 92.3% of our trade accounts receivable balance as of September 30, 2001. One distributor, United Agri Products, a subsidiary of ConAgra Foods, Inc., accounted for approximately 72.7% of our product sales revenue and 92.3% of our trade accounts receivable balance, and Western Farm Service accounted for approximately 11.2% of our product sales revenue. There were no accounts receivable from Western Farm Service at September 30, 2001. We anticipate that we will continue to extend credit to these distributors. If either of these distributors, or any other distributor which purchases a significant amount of our products, were to discontinue purchasing our products at any time, our sales would be adversely affected. In addition, the failure of either of these distributors, or of any other distributor to which we extend a significant amount of credit, to pay its account, now or in the future, may harm our operating results.

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

     In April 2000, we received conditional approval from the EPA to market and sell our first product, Messenger, in the United States. We are required, however, to obtain regulatory approval from certain state and foreign regulatory authorities before we market Messenger in those jurisdictions. Although we are authorized to sell Messenger in 48 states on virtually all crops and in California on strawberry for disease management, we have not yet received approval for Messenger in Colorado or for use on other crops in California. We have also received authorization to sell Messenger in Ecuador for use on all crops and temporary authorization to sell Messenger in the People’s Republic of China for use on tomatoes and peppers. Certain of these jurisdictions may apply different criteria than the EPA in connection with their approval processes.

     If we make significant enhancements in Messenger’s design as a result of our ongoing research and development projects, additional EPA approvals may be required. Moreover, we cannot assure you that we will be able to obtain approval for marketing additional harpin-based products or product extensions that we may develop. For example, while the EPA has in place a registration procedure for products such as Messenger that is streamlined in comparison to the registration procedure for chemical pesticides, there can be no assurance that all of our products or product extensions will be eligible for the streamlined procedure or that additional requirements will not be added by the EPA that could make the procedure more time-consuming and costly for any future products we may develop.

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

     In April 2000, the EPA granted conditional registration for the full commercial use of Messenger. Our Messenger registration will automatically expire two years from the date it was granted. Before the expiration date, the EPA will reevaluate the registration and determine whether to convert the product to a non-expiring registration. We will not be permitted to continue sales of Messenger if we do not receive a non-expiring registration.

     The EPA also conditioned its approval of our Messenger registration on the requirement that we conduct four additional studies by April 19, 2001 that are designed to further demonstrate the safety of our product. These studies were completed and submitted to the EPA on April 16, 2001. In addition, our registration to sell Messenger in California, which is limited to sales for use on strawberry for disease management, is conditioned on the requirement that we submit data from several additional studies within various required timeframes over the next two years. If we are unable to conduct the studies required by the California Department of Pesticide Regulation in a timely manner, or if the results of the studies are unacceptable to the EPA or the CDPR, as applicable, the EPA or the CDPR may revoke its approvals or impose limitations on the use of Messenger that could have a negative impact on our sales. Because EPA and state approvals are required for commercial sales of Messenger, the loss of such approvals for any reason, including our inability to satisfy the conditions of our EPA registration, would prevent further sales of Messenger.

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

     We currently depend on independent manufacturers to perform certain portions of our production process. We intend to engage additional third-party manufacturers as necessary to perform this process. Any failure or delay in the ability of our current or any future manufacturers to provide us with material they produce could adversely affect our ability to produce Messenger in the quantities necessary to satisfy the requirements of our distributors or customers, or could increase our costs associated with obtaining such materials. In addition, the time and resources that our current or future third-party manufacturers devote to our business are not within our control. We cannot ensure that our current or future third-party manufacturers will perform their obligations to meet our quality standards, that we will derive cost savings or other benefits from our relationships with them or that we will be able to maintain a satisfactory relationship with them on commercially acceptable terms. Moreover, these manufacturers may support products that compete directly or indirectly with ours, or offer similar or greater support to our competitors. If any of these events were to occur, our business and operations could be adversely affected.

International expansion will subject us to risks associated with international operations, which could adversely affect both our domestic and our international operations.

     Our success depends in part on our ability to expand internationally as we obtain regulatory approvals to market and sell our products in other countries. We have been conducting field trials in several international locations, and we hired personnel in Europe and Mexico to develop operations in those regions. International expansion of our operations could impose substantial burdens on our resources, divert management’s attention from domestic operations and otherwise adversely affect our business. Furthermore, international operations are subject to several inherent risks, especially different regulatory requirements and reduced protection of intellectual property rights, that could adversely affect our ability to compete in international markets and have a negative effect on our operating results.

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

     The market for plant protection and yield enhancement products is intensely competitive, rapidly changing and undergoing consolidation. We may be unable to compete successfully against our current and future competitors, which may result in price reductions, reduced margins or the inability to achieve market acceptance of our products.

     Many companies are engaged in developing plant protection and yield enhancement products. Our competitors include major international agri-chemical companies, specialized biotechnology companies and research and academic institutions. Many of these organizations have significantly more capital, research and development, regulatory, manufacturing, distribution, sales, marketing, human and other resources than we do. As a result, they may be able to devote greater resources to the development, manufacture, promotion or sale of their products, receive greater resources and support from independent distributors, initiate or withstand substantial price competition or take advantage of acquisition or other opportunities more readily. Furthermore, many of the large agri-chemical companies have a more diversified product offering than we do, which may give these companies an advantage in meeting customer needs by enabling them to offer integrated solutions to plant protection and yield enhancement.

Inability to protect our patents and proprietary rights in the United States and foreign countries could limit our ability to compete effectively since our competitors may take advantage of our research and development efforts.

     Our success depends on our ability to obtain and maintain patent and other proprietary-right protection for our technology and products in the United States and other countries. If we are unable to obtain or maintain these protections, we may not be able to prevent third parties from using our proprietary rights. We also rely on trade secrets, proprietary know-how and continuing technological innovation to remain competitive. We have taken measures to protect our trade secrets and know-how, including the use of confidentiality agreements with our employees, consultants and advisors. It is possible that these agreements may be breached and that any remedies for a breach will not make us whole. We generally control and limit access to, and the distribution of, our product documentation and other proprietary information. Despite our efforts to protect these proprietary rights, unauthorized parties may copy aspects of our products or obtain and use information that we regard as proprietary. We also cannot guarantee that other parties will not independently develop our know-how or otherwise obtain access to our technology.

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

     Our success depends on our ability to operate without infringing the patents and proprietary rights of third parties. Product development is inherently uncertain in a rapidly evolving technological environment in which there may be numerous patent applications pending, many of which are confidential when filed, with regard to similar technologies. Future patents issued to third parties may contain claims that conflict with our patents. Although we believe that our current product does not infringe the proprietary rights of any third parties, third parties could assert infringement claims against us in the future. Any litigation or interference proceedings, regardless of their outcome, would probably be costly and require significant time and attention of our key management and technical personnel. Litigation or interference proceedings could also force us to:

•	stop or delay selling, manufacturing or using products that incorporate the challenged intellectual property;

•	pay damages; or

•	enter into licensing or royalty agreements that may be unavailable on acceptable terms.

If we do not adequately distinguish Messenger from genetically modified plants and certain other products, public concerns over those products could negatively impact market acceptance of Messenger.

     Claims that genetically engineered products are unsafe for consumption or pose a danger to the environment have led to public concerns and negative public attitudes, particularly in Europe. We intend to distinguish Messenger and harpin-related technologies from products that genetically modify plants. While our technology does involve genetic modification in the process of manufacturing Messenger,

Messenger and harpin-related technologies are topically applied and do not genetically modify the plant’s DNA. If the public or potential customers perceive Messenger as a genetically modified product, Messenger may not gain market acceptance. Similarly, countries that have imposed more restrictive regulations on genetically modified plants, including Japan and certain members of the European Union, may perceive Messenger as a genetically modified product. If so, regulators in those countries may impose more restrictive regulations on Messenger, which could delay, limit or impair our ability to market and sell Messenger in those countries.

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

     Our operating results for a particular quarter or year are likely to fluctuate, which could result in uncertainty surrounding our level of sales and earnings and possibly result in a decrease in our stock price. Numerous factors will contribute to the unpredictability of our operating results. In particular, our sales are expected to be highly seasonal. Sales of plant protection and yield enhancement products are dependent on planting and growing seasons, climatic conditions, economic and other variables, which we expect to result in substantial fluctuations in our quarterly sales and earnings. For example, weather-related events such as droughts and floods, severe heat and frost, hail, tornadoes and hurricanes could decrease demand for our product and any future products we may develop, and have an adverse impact on our operating results from quarter to quarter. In addition, most of our expenses, such as employee compensation and lease payments for facilities and equipment, are relatively fixed. Our expense levels are based, in part, on our expectations regarding future sales. As a result, any shortfall in sales relative to our expectations could cause significant changes in our operating results from quarter to quarter. Other factors may also contribute to the unpredictability of our operating results, including the amount of Messenger carried in inventory by independent distributors and retailers, the size and timing of significant customer transactions, the delay or deferral of customer use of our products and the fiscal or quarterly budget cycles of our customers. For example, customers may purchase large quantities of our products in a particular quarter to store and use over long periods of time, or time their purchases to coincide with the availability of capital, which may cause significant fluctuations in our operating results for a particular quarter or year.

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

PART II — OTHER INFORMATION

Item 2. Changes in Securities and Use of Proceeds

(a)	On September 26, 2000, the SEC declared effective our Registration Statement on Form S-1, as amended (Registration No. 333-41028), as filed with the SEC in connection with our initial public offering. Proceeds to EDEN, after accounting for $7.0 million in underwriting discounts and commissions and approximately $1.6 million in other expenses of the offering, were $91.5 million.

To date, of the net offering proceeds, we have used approximately $15.6 million to expand and enhance our manufacturing and research and development and administration facilities, and approximately $20.0 million for working capital and general corporate purposes. The remaining portion of the net offering proceeds has been invested in cash equivalent investments. Our use of the proceeds from the offering does not represent a material change in the use of proceeds described in the prospectus included as part of the Registration Statement.

Item 6. Exhibits and Reports on Form 8-K

The following exhibits are being filed as part of this quarterly report on Form 10-Q.

(a)	Exhibits.

Exhibit
Number	Description

11.1	Statement re computation of per share loss.

(b)	Reports on Form 8-K.

     There were no reports on Form 8-K filed during the three months ended September 30, 2001.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EDEN BIOSCIENCE CORPORATION

Date: November 14, 2001
	By:	/s/ Bradley S. Powell

Bradley S. Powell Vice President of Finance, Secretary and Chief Financial Officer (principal financial and accounting officer)