Form 10-K405
period 2001-12-31
EDEN BIOSCIENCE CORP
filed 2002-03-29
CIK 930095

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2001

OR

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to .

Commission File Number 0-31499

EDEN Bioscience Corporation
(Exact name of registrant as specified in its charter)

Washington	91-164960411816
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

3830 Monte Villa Parkway Bothell, Washington (Address of principal executive offices)	98021-6942 (Zip code)

(425) 806-7300

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to Section 12(g) of the Act:

Common stock, par value $0.0025 per share
(Title of class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes     ☒          No     ☐

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☒

      The aggregate market value of the common stock held by non-affiliates of the registrant, based on the closing sale price on March 25, 2002 as reported on The Nasdaq National Market, was $41,367,280.

      The number of shares of the registrant’s common stock outstanding as of March 25, 2002 was 24,217,640.

DOCUMENTS INCORPORATED BY REFERENCE

      Portions of EDEN Bioscience Corporation’s proxy statement for its 2002 Annual Meeting of Shareholders to be filed with the Commission pursuant to Regulation 14A not later than 120 days after December 31, 2001 is incorporated by reference in Part III of this Form 10-K.

EDEN BIOSCIENCE CORPORATION

i

PART I

      This Annual Report on Form 10-K and the documents incorporated herein by reference contain forward-looking statements. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expect,” “plan,” “intend,” “anticipate,” “believe,” “estimate,” “predict,” “potential” or “continue,” the negative of these terms or other terminology. These statements are only predictions. Actual events or results may differ materially. In evaluating these statements, you should specifically consider various factors, including the risks outlined in the “Factors That May Affect Our Business, Future Operating Results and Financial Condition” section included elsewhere in this report. These factors may cause our actual results to differ materially from any forward-looking statement. We undertake no obligation to publicly release any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

Item 1.     Business.

Overview

      We are a plant technology company focused on developing, manufacturing and marketing innovative natural products for agriculture. We have a fundamentally new, patented and proprietary technology that we believe will improve crop production and plant protection worldwide. We believe our technology and our initial product, Messenger, allow us to offer valuable alternatives to existing crop yield enhancement and plant protection products in terms of both performance and safety and, importantly, to avoid the substantial public resistance to many chemical pesticides and genetically modified plants.

      Our proprietary technology is based on a new class of nontoxic, naturally occurring proteins called harpins. Harpin proteins trigger a plant’s natural defense systems to protect against disease and pests, and simultaneously activate certain plant growth systems, leading to increased biomass, photosynthesis, nutrient uptake and root development and, ultimately, to greater crop yield and quality.

      Messenger received conditional EPA approval in April 2000, and we began sales in August 2000. Utilizing our harpin and harpin-related technology, Messenger simultaneously activates the plant’s natural defense and growth systems, providing broad protection against disease, reduced damage caused by pests and improved plant growth, crop yield and quality. Messenger is a water-soluble, granular powder that is topically applied either independently or in conjunction with traditional chemical pesticides. Once applied, Messenger degrades rapidly and leaves no detectable residue. Unlike traditional chemical pesticides, Messenger and other products we are developing have no direct killing effect on pests and pathogens, reducing the likelihood of pest resistance. In addition, unlike genetically modified plants, Messenger does not alter the plant’s DNA.

      Our near-term focus is the commercialization of Messenger for use on a wide variety of crops. We are currently concentrating our efforts in the United States on high-value crops, such as grapes, citrus, tomatoes, peppers, cucumbers, strawberries and other horticultural and specialty crops from which we expect growers will derive the greatest economic benefit from Messenger. In 2000, we sold 453,000 ounces of Messenger to our distributors and recognized net product sales of $1.2 million. We estimate that 66,000 ounces were sold by our distributors to growers in 2000 and 387,000 ounces remained in distributors’ inventories at December 31, 2000. In 2001, we sold 1,225,000 ounces of Messenger to our distributors and recognized net product sales of $3.5 million. We estimate that 596,000 ounces were sold by our distributors to growers in 2001 and 1,016,000 ounces remained in distributors’ inventories at December 31, 2001. We are working with our distributors and growers to reduce distributors’ inventories of Messenger in 2002.

      In conjunction with the commercialization of Messenger, we plan to continue to focus significant resources on research and development activities to develop and commercialize new products based on our harpin and harpin-related technology. We believe that the additional products and technologies currently under development will lead to significant business opportunities in the future. We were incorporated in the state of Washington in 1994.

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

      In today’s competitive agricultural environment, growers must maximize crop productivity by enhancing yield and minimizing crop losses. In addition to basic agronomic practices such as crop rotation, cultivation or variety selection, growers generally have two alternatives to limit economic losses and increase yields. The first approach is to use traditional chemical pesticides, and the second is to grow genetically modified plants that are engineered to resist disease and infestation or to tolerate applications of nonselective herbicides. Each of these approaches has come under criticism from a variety of sources worldwide including environmental groups, government regulators, consumers and labor advocacy groups.

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

      While genetically modified plants have been widely used, environmental groups, some scientists and consumers, especially in Europe, have raised questions regarding the potential adverse side effects, long-term risks and uncertainties associated with genetically modified plants. Some countries, primarily in the European Union, have established restrictions on the planting of certain genetically modified seeds or on the importation of grain produced from these seeds. Moreover, some countries, including Japan and certain members of the European Union, have imposed labeling requirements on genetically modified food products, and federal legislation requiring such labeling has been proposed in the United States. Several food-related companies have indicated that they will not use genetically modified crops in their products.

      Given the resistance to, and criticism of, the use of genetically modified plants and many chemical pesticides, we believe growers are seeking new yield enhancement and plant protection products to reduce the need for traditional agricultural chemicals, and that allow them to improve crop yield and quality and help manage plant disease without modifying a plant’s DNA.

The EDEN Solution and Advantages

      Utilizing our harpin and harpin-related technology, we are developing products that activate a plant’s natural defense and growth systems without altering the plant’s DNA. We believe our harpin and harpin-related technology provides the following advantages over current plant protection and yield enhancement products:

•	Simultaneous activation of natural plant systems to:

–	Improve plant growth, crop yield and quality. We have demonstrated an ability to improve plant growth as evidenced by one or more of the following: increased biomass, photosynthesis, nutrient uptake and root development. We believe the improved plant growth observed in our Messenger field trials leads to increased plant quality and generally increased yields over current agronomic practices using traditional chemicals.

–	Protect against a broad array of viral, fungal and bacterial diseases. Our technology has demonstrated an ability to activate a plant’s natural defense systems against a broad spectrum of viral, fungal and bacterial diseases, including some diseases for which there is currently no effective treatment.

–	Reduce damage caused by a variety of pests. Our technology has shown an ability to reduce crop infestation and damage caused by certain harmful insects and other pests. Unlike chemical pesticides, however, our technology has no direct killing effect and, therefore, we believe that beneficial insects and microorganisms will not be adversely affected by our product.

•	Effectiveness across a wide array of crops. Our technology has proven effective in activating natural plant defense and growth systems in over 40 crops, including high-value crops such as grapes, citrus, tomatoes, peppers, cucumbers and strawberries; traditional field crops such as cotton, wheat, rice, corn and soybean; and ornamental crops such as roses.

•	Improved food safety. Our technology allows us to use small amounts of harpin protein, our active ingredient. Generally, only two to four grams of harpin protein are required to treat one acre. Once applied, harpin protein degrades rapidly and leaves no detectable residue. As a result, we believe harpin-based products will improve food safety compared to food harvested from crops treated with traditional chemical pesticides.

•	Reduced risk of environmental damage and increased worker safety. Based on independent toxicology studies, in-house laboratory tests and extensive field testing, we believe harpin protein has little, if any, impact on the environment. As a result, we believe harpin-based products have significant advantages over traditional chemical pesticides in terms of worker safety and environmental damage.

•	Reduced likelihood of pest resistance. Over time, the direct killing function associated with chemical pesticides sometimes results in pest and pathogen resistance. Because the mode of action of our technology has no direct killing effect, we believe it is less likely that pests and pathogens will develop resistance to our product.

Our Business Strategy

      Our objective is to utilize our proprietary technology to develop, manufacture and market products that enhance crop yield and quality and plant protection. We plan to achieve this goal by implementing the following key strategies:

•	Commercialize Messenger, and any future products we may develop based on our proprietary technology, worldwide. We are conducting marketing activities designed to promote the distribution and sale of our first product, Messenger, and made our first commercial sales of the product in August 2000. We plan to commercialize Messenger, and any future products we may develop, worldwide beginning in the United States and expanding to foreign countries over time as we obtain regulatory approvals and establish business relationships. We intend to distribute these products through established agri-chemical distributors in order to leverage their existing sales forces and grower relationships.

•	Promote the benefits of Messenger and our harpin and harpin-related technology. We intend to use our existing and growing body of field trial results to promote the use of Messenger and the benefits of our proprietary technology. We plan to build market awareness through a wide range of programs, materials and events, including conference and trade show appearances and the dissemination of sales literature and promotional materials.

•	Continue to develop Messenger product extensions and new products that utilize natural plant defense and growth systems. We plan to continue to focus significant resources on research and development activities to develop and commercialize new products based on our harpin and harpin-related technology platform. These efforts will include Messenger product line extensions, such as crop, disease and pest specific products, and new harpin proteins.

•	Control and protect our technology. We own or have obtained exclusive worldwide rights to patents and patent applications that cover Messenger and its use and other related technologies. We have not granted any geographic, crop or technology rights, other than for research and limited field trials, to these patents and patent applications. We plan to aggressively protect our control of these technologies by enforcing our current patents and filing additional patent applications in many countries worldwide. Where appropriate, we plan to continue to file patent applications jointly with Cornell University or other institutions.

•	Maintain control over product manufacturing. In order to control the quality and supply of Messenger and any future products we may develop and help to maintain our proprietary position, we intend to retain control over the manufacturing of these products. We have established comprehensive and detailed quality control and assurance systems to ensure that we sell the highest quality product. We will only use independent manufacturing arrangements when we can assure ourselves that we can maintain our quality standards.

Core Technology Platform

      The active ingredient in our initial product, Messenger, is one of a class of environmentally safe, nontoxic proteins called harpins, which were discovered by Dr. Zhongmin Wei, our Vice President of Research and Chief Scientific Officer, and his colleagues while at Cornell University. Science magazine recognized the importance of the harpin discovery and published the related study as its cover story in July 1992. The USDA also recognized the discovery, describing it as a “scientific breakthrough” in understanding how plants respond to pathogens.

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

     How Harpin Works

      As shown above, the harpin protein serves to initiate several key plant reactions that generally result in improved disease and pest resistance and plant growth. Once a harpin protein is applied to a plant and binds to a plant receptor, production of hydrogen peroxide, an important mechanism of plant defense, is induced in plant cells and a series of ion exchanges are stimulated in the cell membrane. Then, a series of reactions occur that result in the following benefits:

•	Improved plant growth, crop yield and quality. Harpin is able to induce the expression of many plant growth and development related genes, such as cell elongation, ion channels, cell wall development, photosynthesis proteins, flowering initiation and fruit size. Activation of plant growth and related pathways results in increased photosynthesis and nutrient uptake. Harpin-treated plants generally show increased biomass, root development, earlier flowering and fruit maturation, as well as increased crop yield and quality.

•	Disease and pest resistance. The systemic acquired resistance pathway is broadly classified as encoding pathogenesis-related proteins, which play an active role in disease resistance. In addition, our researchers have demonstrated that harpin proteins induce the jasmonic acid/ethylene dependent pathway that plays an important role in disease and pest defense.

      The first harpin was isolated from Erwinia amylovora, a pathogenic bacterium that causes fire blight in apple, pear and other rosaceous plants. Since then, EDEN and Cornell University, as well as other research institutions, have isolated several harpin or harpin-like proteins from other major groups of plant pathogenic bacteria. We believe we own or have licensed the exclusive right to use the harpin family of proteins.

Messenger — Our Initial Product

      Utilizing our proprietary harpin and harpin-related technology, we have developed our first product, Messenger, which activates natural plant defense and growth systems without altering the plant’s DNA or having a direct killing effect on targeted pests or pathogens. Messenger received conditional approval from the EPA in April 2000. We have a facility to manufacture Messenger in commercial quantities and began commercial sales of the product in August 2000. Messenger is a water-soluble, granular powder that is topically applied either independently or in conjunction with certain traditional agricultural chemicals. Once applied, Messenger degrades rapidly and leaves no detectable residue. Messenger provides all the advantages of our core technology, including:

•	simultaneous activation of natural plant systems to:

–	improve plant growth, crop yield and quality;

–	protect against a broad array of viral, fungal and bacterial diseases, including some diseases for which no effective treatment is currently available; and

–	reduce damage caused by a variety of pests;

•	effectiveness across a wide array of crops;

•	improved food safety;

•	reduced risk of environmental damage;

•	increased worker safety; and

•	reduced likelihood of pest resistance.

      In addition to these key advantages of our proprietary technology, Messenger provides the following additional benefits:

•	Low dosage and quick activation of plant systems. Generally, only two to four grams of harpin protein, Messenger’s active ingredient, are required to treat one acre. Upon application, Messenger generally initiates the activation of the plant’s defense and growth systems within five to ten minutes, with full activation occurring within three to five days. The presence of Messenger initiates the plant response. The continued presence of Messenger is not required for full activation, reducing the need for re-application due to rain or other environmental conditions.

•	Simple application. Messenger can be applied using standard equipment and a variety of simple application methods, such as direct foliar sprays, seed treatments and soil drenches. For foliar spray applications, Messenger is mixed with water, either alone or in combination with certain other plant treatments, and applied using conventional spray equipment. In contrast to many traditional pesticides, which generally require that each individual plant leaf be sprayed, it is not necessary to spray the entire plant for Messenger to be effective.

•	Extended effect. In certain crops, such as corn, wheat and rice, we believe only one application of Messenger per season is necessary. For other crops, such as fresh vegetables and ornamentals, repeat applications have been shown to enhance the growth and defense benefits of Messenger.

•	Reduced use restrictions and ease of disposal. Many chemical pesticides have restrictions that prohibit farm workers from re-entering treated fields or greenhouses for periods of 24 to 48 hours, which may cause significant delays in grower activities. Messenger, on the other hand, qualifies for the EPA’s minimum restricted entry interval of four hours. Similarly, many chemical pesticides are subject to restrictions that impose minimum time periods, ranging from a few days to several weeks, between the product’s last application and the time of harvest. Because Messenger is virtually nontoxic and leaves no detectable residues on treated crops, there is no pre-harvest interval. In addition, in contrast to most traditional chemical pesticides, personal protective equipment, such as respirators, rubber gloves, boots and complete suits of protective outerwear, is not required for workers applying Messenger. Unlike products containing toxic chemicals, Messenger’s packaging materials can be easily disposed of in traditional municipal or county waste collection systems.

  Messenger’s Performance in Field Trials

      We conduct both small scientifically oriented field trials and large demonstration field trials to test the efficacy and performance of Messenger, to educate growers and their advisors regarding the value and use of Messenger, and to generate data to enable us to improve application rates and timing. In addition, we conduct field trials in connection with our research and development of new products. Field trials are conducted with major growers, universities and consultants. Generally, we pay these independent third parties to execute, evaluate and report on our trials pursuant to specific protocols agreed to by such parties. Compliance with such protocols is monitored by our field development scientists.

      Since 1996, we have completed in excess of 1,000 field trials on over 40 crops in the United States, the People’s Republic of China, Mexico, Europe, Africa, the Middle East and in other regions of the world. The majority of trials were conducted on citrus, cotton, cucumber, peppers, strawberries, tobacco, tomatoes, grapes and corn. Our field trials generally demonstrated that there is an increase of 10% to 20% in yields of crops treated with Messenger over the yields of crops grown under current agronomic practices. In addition, Messenger provided disease management against a broad spectrum of viral, fungal and bacterial diseases.

      Field trials are subject to numerous environmental and human variables beyond our control that can cause results to vary significantly. Not all the trials we have conducted have shown commercially significant results. We plan to continue to research the crops that may prove to be unresponsive to Messenger as we learn more about agronomic growing practices and plant biochemistry through our research programs.

  Messenger’s Safety

      Independent toxicology studies, in-house laboratory tests and our extensive field testing experience demonstrate that Messenger is virtually nontoxic to humans and the environment. The following is a summary of the human health and environmental safety attributes of Messenger:

•	Negligible human dietary and environmental exposure. There is virtually no human dietary or environmental exposure to Messenger resulting from application of the product. Residues of Messenger on treated crops are rapidly degraded by sunlight, rain and microorganisms and are undetectable within three to ten days following application, even when applied at rates far above our recommended application rates.

•	Safe for animals. The EPA requires that toxicology studies be conducted to evaluate the impact of Messenger on selected animals. The EPA-required mammalian toxicology testing placed Messenger in the EPA’s “Toxicity Category IV,” a designation reserved for materials with the lowest hazard potential. Further, only at dose levels hundreds of times higher than would ever be present as a result of recommended field applications is there any evidence of toxicity to fish or other aquatic organisms. Unlike many plant protection and yield enhancement products, Messenger requires no label warnings or special use restrictions to protect animals.

•	Nontoxic to plants. Messenger has never been observed to cause toxicity or any other adverse effects in plants during the course of hundreds of field trials conducted on a variety of crops under a wide range of environmental conditions. Also, we have not observed any adverse effects attributable to Messenger in numerous controlled laboratory studies to evaluate its effects on seedling germination and emergence.

•	Safe for use in sensitive habitats. The EPA has expressed concern about the use of crop protection products in or around highly sensitive habitats such as estuaries and areas inhabited by threatened or endangered plants or animals. Because Messenger exhibits such a high degree of safety to plants and nontarget organisms, we believe it is an ideal candidate for use within and adjacent to environmentally sensitive areas and the Messenger label bears no restrictions or precautions regarding such use.

Commercialization Strategy

      Our marketing activities are designed to promote the benefits of Messenger to distributors and growers. We plan to continue to commercialize Messenger by implementing the following strategies:

•	Focus on high-value crops and large commercial growers. Our commercialization efforts are focused on high-value crops in the United States, such as grapes, citrus, tomatoes, peppers, cucumbers, strawberries and other horticultural and specialty crops from which we expect growers will derive the greatest benefit from Messenger, both in terms of its relative cost compared to the value of the crops treated and the value of the expected increases in yields and quality. In addition, we are focusing on large commercial growers in the United States who have significant purchasing power and are generally considered early adopters of new technologies. We are working with leading growers and their consultants in field demonstrations, enabling them to become familiar with Messenger and to experience its benefits firsthand.

•	Maintain our sales and field development team. We intend to maintain our team of sales and field development specialists to educate growers and distributors on the use and benefits of Messenger. This team will maintain close relationships with growers and distributors through the growing seasons to collect product performance information and position Messenger for expanded usage in the following seasons.

•	Employ existing industry distribution channels. We plan to continue employing established industry methods to distribute Messenger. These distributors have developed positive working relationships with growers over many years and provide us with valuable marketing and sales assistance in the introduction of our new technology.

•	Capitalize on international opportunities. Over time, we intend to continue to pursue international opportunities by establishing relationships with individuals or companies having experience in selected foreign markets, conducting additional international field trials, pursuing regulatory approval in international markets and establishing business relationships with foreign entities in an effort to capitalize on global opportunities.

Sales, Marketing and Distribution

      We market and sell our product as an attractive supplement to growers’ integrated crop production programs. We plan to utilize traditional industry distribution channels in our sales efforts, as well as to employ sales, marketing and field development specialists, to market and sell our product to large commercial growers.

      Our distribution strategy is to focus on large, nationwide and regional independent distributors. We will be highly selective in choosing distributors to represent our product. They will be selected based on commitment to our product, technical expertise, local market knowledge and financial stability. We believe our distributors will have the opportunity to achieve attractive profit margins selling our product and, therefore, will have an incentive to promote and sell Messenger and any other products we may develop. To ensure that they have adequate selling incentives, we may also offer volume discounts, extended payment terms or establish other programs designed to appeal to our distributors and growers. We have engaged several independent distributors regarding the distribution and sale of Messenger.

      Some of our major distributors, particularly in our Southern business unit, currently hold significant inventories of Messenger. In 2000, we sold 453,000 ounces of Messenger to our distributors. We estimate that 66,000 ounces were sold by our distributors to growers in 2000 and 387,000 remained in distributors’ inventories at December 31, 2000. In 2001, we sold 1,225,000 ounces of Messenger to our distributors. We estimate that 596,000 ounces were sold by our distributors to growers in 2001 and 1,016,000 remained in distributors’ inventories at December 31, 2001. We do not expect distributors that have significant inventories of Messenger to place additional orders for Messenger until their current inventories are reduced. We are working with our distributors and growers to reduce distributors’ inventories of Messenger in 2002.

      Our sales and marketing staff consists of sales and marketing specialists and field development specialists who possess a high level of technical expertise and knowledge regarding Messenger and our harpin and harpin-related technology, as well as competing plant protection and yield enhancement products and techniques. Our specialists support our product and educate growers and independent distributors on the uses and benefits of our technology. Our field sales and marketing and research staff is organized into separate business units that focus on particular regions and crops. As of December 31, 2001, we had established three business units in the United States. Our Southern business unit currently consists of nine sales and field development personnel and is focused primarily on citrus and fresh vegetable crops. Our Northern business unit currently consists of five sales and field development personnel and is focused primarily on fresh vegetables, grapes, small fruits and tobacco. Our Western business unit consists of 11 sales and field development personnel and is focused primarily on grapes, fresh and processed vegetables, tree fruit and small fruits. We also have business units for Mexico-Central America and for the European-North African regions that are focused on conducting field trials and obtaining regulatory approvals for the sale and use of Messenger in those markets.

      We conduct a number of marketing and awareness programs to support the sale and distribution of Messenger, including programs that promote the initial use of the product and programs for repeat users to expand their use. We use integrated marketing campaigns in our targeted crops and regions aimed at increasing brand awareness among large growers. These include print advertising in trade magazines, targeted direct mail promotions, publicity articles and trade show promotions. In addition, we have programs that are designed to educate distributors, major commercial growers and their pest and disease control advisors about the benefits of Messenger. Our field development scientists conduct field trials with these influential groups to further evaluate product efficacy, timing of application, combination treatments incorporating other agricultural chemicals and use in integrated crop management programs.

      We also target crop specialists and university agricultural research personnel in an effort to increase industry awareness of our harpin and harpin-related technology and its potential benefits. We have sponsored field trials for these groups, who independently test Messenger, report their results to us and make recommendations to growers on inclusion of Messenger in integrated crop management programs.

Manufacturing

      We believe that we have the manufacturing capacity to meet our currently anticipated near-term commercial requirements. In 2001, we completed a significant expansion of our manufacturing facility and now have the capacity to manufacture approximately 25 million ounces of Messenger annually. To ensure the quality and supply of our products and to protect our proprietary technology, we intend to retain control over the manufacturing process. We have established comprehensive and detailed quality control and assurance systems to ensure that we sell the highest quality product. We currently conduct numerous quality control tests on each Messenger production lot. We will use independent manufacturing arrangements only when we can assure ourselves that we can maintain our strict quality standards. We currently depend on independent manufacturers to perform certain portions of our production process.

      We have designed and developed a water-based fermentation process to manufacture Messenger and other harpin-based products. First, we place the harpin gene into a benign form of common laboratory bacterium, Escherichia coli, which is frequently used in pharmaceutical production and is nonpathogenic and nutritionally deficient and cannot survive in normal environmental conditions. Once the harpin protein has been produced, the bacteria are destroyed and the harpin protein is extracted and dried. We do not create harmful intermediates in the production of Messenger or other harpin-based products we are developing. Further, waste materials are biodegradable and are easily disposable. The raw materials used in the manufacture of our products are readily available from multiple sources. We do not currently depend on any single supplier for the raw materials necessary for the manufacture of Messenger.

      Approximately 42,000 square-feet of our Bothell, Washington facilities are dedicated to the manufacturing, packaging, warehousing and shipment of Messenger. The manufacturing portion of our facility is monitored and regulated by a number of different governmental agencies including local, state and federal authorities. We believe that we are in compliance with all regulatory requirements relating to our facilities.

Research and Development Programs

      Our research and development efforts utilize protein and organic chemistry, analytical chemistry, recombinant technologies and traditional water-based fermentation techniques, among others. As of December 31, 2001, we employed 47 researchers and support staff in Bothell, Washington and other locations, ten of whom hold doctoral degrees. These employees work in the following functional areas: 28 researchers and support staff who perform traditional laboratory research and development in Bothell, Washington; 16 field development personnel in the United States, Mexico, Europe and Africa whose primary responsibility is to plan, coordinate and oversee Messenger field trials; and three employees in the United States and Europe who manage regulatory affairs.

      Through our extensive knowledge of harpin effects and harpin receptors and our intensive research program, we believe that we will continue to discover and develop new products that will improve yield enhancement and plant protection in the future. We intend to continue to focus our research and development efforts in the following areas:

•	Conducting Messenger field trials. We are conducting field trials to further evaluate Messenger efficacy in various crops and regions. Some of these trials are necessary to support Messenger registration in California and in certain foreign countries.

•	Developing additional Messenger products and product extensions. We are currently developing additional Messenger products and product extensions that are crop, disease or pest specific, or that can be applied to seeds before planting.

•	Identifying new harpin proteins. We have identified and are currently performing efficacy studies on new harpin proteins that we have shown to be many times more potent than our current product and that are also expected to have effects on other classes of disease or induce additional growth pathways in plants.

•	Identifying harpin protein fragments. We have discovered that small sections, or fragments, of the harpin protein are responsible for separate and distinct harpin-induced effects such as growth enhancement and disease control. We are currently working to identify which of these fragments correspond to each separate harpin effect and, in some cases, we are now able to selectively “switch on” individual characteristics in plants. Products incorporating this technology may be useful in circumstances in which it is desirable to control disease without activating plant growth systems.

•	Understanding the plant receptor system. We believe that our scientists are leading the effort in the international research community to understand how the harpin protein message is received by the plant’s receptors and carried throughout the plant and which biochemical pathways are activated in that process. We believe this research will allow us to better understand the potential use of harpin and other harpin-related products.

      In addition, we conduct in-house research and development activities to increase our understanding of harpin and harpin-related technology, including genetic modification of plants. While we currently do not intend to manufacture and sell products that modify a plant’s DNA in the foreseeable future, no assurance can be given that we will not manufacture and sell these products if market conditions become favorable.

      In July 2001, we entered into an exclusive business relationship with The Scotts Company to evaluate harpin protein technology for use in consumer products for lawn and garden care and in professional horticulture.

Continuing Cornell University Relationship

      In May 1995, we entered into a license agreement with the Cornell Research Foundation whereby we acquired worldwide exclusive rights to Cornell University’s technology relating to harpin proteins and related genes. Since then, our researchers and researchers at Cornell University have worked together to continue the development of harpin protein technologies, designing research programs and regularly exchanging and discussing information relating to the technology.

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

      Currently, we have exclusive rights under the license agreement to 14 U.S. patents and ten U.S. patent applications. The patents and patent applications include claims that protect Messenger and, accordingly, our ability to market and sell Messenger depends on the license agreement. Future inventions may be added to the license agreement based on inventorship, our funding of the research at Cornell that produced the invention and the relationship of potential patent claims of the invention to the claims of the licensed patents or licensed patent applications.

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

Patents and Proprietary Rights

      We own or have exclusive rights to approximately 121 U.S. and foreign patents and patent applications, consisting of 25 U.S. and foreign issued patents and 96 patent applications pending in the U.S. and abroad. Protection of our proprietary rights is vital to our business. In addition to our policy of seeking patents on our inventions, we rely on trade secrets, know-how that is not patented and continuing technological innovation to develop and maintain our competitive position. In addition, we maintain a policy of acquiring licenses under selected patents or patent applications from third parties, and entering into confidential information and invention assignment agreements with our employees, consultants and other third parties.

      Through our license agreement with the Cornell Research Foundation, we have exclusive rights to 14 U.S. patents and ten pending U.S. patent applications either owned solely by the Cornell Research Foundation or jointly with us. We also own or have exclusive rights to 11 foreign patents and 74 foreign patent applications corresponding to the issued patents or pending U.S. filings. We have filed 12 U.S. patent applications covering technologies that have been invented solely by our researchers.

      Our Messenger product is covered by the U.S. patents to which we have exclusive rights. These patents, which include claims for the harpin family of proteins generally, for various specific harpins and for the use of harpin proteins to impart disease and insect resistance and to enhance plant growth and improve yields, will expire between 2013 and 2018. We believe these patents preclude our competitors and other entities from making, using or selling harpin proteins and using harpin proteins to impart disease and insect resistance and to improve yields and enhance plant growth.

      Our pending patent applications include claims to several specific harpin proteins, methods to apply harpin proteins to seeds, the insertion of the harpin genes into plants to impart disease resistance and the use of harpin proteins to prevent post-harvest disease in fruits and vegetables and desiccation in ornamental cuttings. In addition, we have filed for patent protection for imparting tolerance to environmental or chemical stress, segments of harpin proteins and their uses, harpin protein receptor technologies, as well as the activation of specific plant genes and gene families by harpin proteins.

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

      EDEN Bioscience® and Messenger® are registered trademarks in the United States, the People’s Republic of China, Mexico, the European Union and other key foreign countries. EDEN® is also a registered trademark in the United States and certain foreign countries. Applications to register those trademarks are pending in other key foreign jurisdictions.

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

      On April 19, 2000, the EPA granted conditional registration for the full commercial use of Messenger. Our Messenger registration will automatically expire on April 30, 2002. Before the expiration date, the EPA will reevaluate the registration and determine whether to convert the product to a non-expiring registration. We will not be permitted to continue sales of Messenger if we do not receive a non-expiring registration or an extension of our conditional registration.

      The EPA also granted EDEN an exemption from tolerance under the FFDCA, meaning that it was not necessary to establish a maximum level of harpin residue that may be present on food or animal feed. Now that Messenger is registered by the EPA, the Food and Drug Administration is responsible for monitoring and enforcing Messenger’s exemption from tolerance.

      In April 2001, we submitted the results of the following studies and assays as required by our conditional registration:

•	one additional laboratory study on a highly sensitive aquatic species to confirm that Messenger poses no foreseeable hazard to nontarget organisms;

•	two additional assays to assess product purity; and

•	assays of five Messenger production batches to verify our quality standards to protect against potential microbial contamination.

      Upon review and acceptance of this information, we expect the EPA to convert our Messenger registration to non-expiring on or before April 30, 2002. However, if we are unable to meet the conditions specified by the EPA within the time frames specified in the EPA’s notice of pesticide registration, the agency could revoke our registration or impose use restrictions that are not currently applicable. The conditional status of our registration does not currently impact our ability to market and sell Messenger.

      Even upon satisfying the conditions imposed by the EPA and the conversion of our conditional registration to a non-expiring registration, Messenger will be subject to continuing review by the EPA and extensive regulatory requirements. The EPA could at any time revoke our registration or impose limitations on the use of Messenger upon receipt of newly discovered information, including an inability to comply with regulatory requirements or the occurrence of unanticipated problems with the product.

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

      We are required to obtain regulatory approval from certain state and foreign regulatory authorities before we market Messenger in those jurisdictions. Certain of these jurisdictions may apply different criteria than the EPA in connection with their approval processes. Foreign jurisdictions, in particular, have taken a variety of approaches in the review and approval of Messenger. For example, Messenger is exempt from regulation in Morocco, and in Germany Messenger is approved for use as a “plant strengthener,” which gives us the ability to sell Messenger throughout the country. There can be no assurance that review and approval processes of other foreign jurisdictions will not result in the delay or denial of our registrations in those jurisdictions.

      We are authorized to sell Messenger in 48 states on virtually all crops for crop production and disease management and in California for use on strawberries, grapes and fruiting vegetables for disease management. The California approval for grapes and fruiting vegetables is unconditional. The approval for strawberries is conditioned on the requirement that we submit data from several additional studies, some of which were submitted in April and December 2001. The remaining data will be collected and submitted within various required time frames ending on March 31, 2003. Upon review and acceptance of the data and information, we expect California to convert its strawberries approval to unconditional. We have not received approval for Messenger in Colorado. During 2001, in addition to Germany and Morocco, we obtained authorization to sell Messenger in the following foreign countries: China, Ecuador, Egypt, Guatemala, Honduras, Kenya, Kuwait, Lebanon, Panama and Qatar. Our registration in China is temporary and limited to the sale of Messenger for use on tomatoes and peppers. The registration is valid through September 29, 2002, but we expect to receive final registration upon completion of this initial one-year period

      Our manufacturing operations are subject to regulation and periodic inspection by the EPA and other federal and state regulatory agencies.

Competition

      The crop protection and yield enhancement industry is highly competitive and is dominated by multinational chemical and pharmaceutical companies, including Syngenta AG, Aventis S.A., Monsanto Company, BASF AG, Bayer AG, E.I. DuPont de Nemours and Company and The Dow Chemical Company. Many of these companies have substantially greater financial, technical, distribution and marketing resources than we do. Competition is based primarily on price and efficacy. In addition, attracting and retaining qualified personnel, developing production and marketing expertise, developing proprietary products or processes and obtaining regulatory approvals on a timely basis are essential to establishing a competitive market position.

      Many of the large chemical pesticide companies are also developing products that they believe are less environmentally harmful than traditional chemical pesticides and that may directly compete with Messenger or other products we may develop. Syngenta AG, a large multinational company, manufactures a product that is designed to induce disease-resistant systems in wheat and in other plants. Other small companies may also prove to be significant competitors, particularly through collaborative arrangements with large and established companies. Furthermore, academic institutions, government agencies and other public and private research organizations may also conduct research, seek patent protection and establish collaborative arrangements for discovery, research, development and marketing of products similar to ours.

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

Employees

      As of December 31, 2001, we employed 98 persons, 56 of whom were located at our corporate headquarters in Bothell, Washington and 42 of whom were located elsewhere. Of these employees, approximately 47 were engaged in research and development and related areas, five in manufacturing, 25 in sales and marketing and 21 in management and administration. None of our employees is covered by collective bargaining agreements. We believe relations with our employees are good.

Executive Officers and Directors

      The following table sets forth certain information regarding our executive officers and directors as of March 1, 2002:

Name	Age	Position

Bradley S. Powell	41	Interim President, Chief Financial Officer and Secretary
Zhongmin Wei, Ph.D.	45	Vice President of Research and Chief Scientific Officer
William T. Weyerhaeuser, Ph.D.	58	Chairman of the Board of Directors
Jon E. M. Jacoby	63	Director
Albert A. James	70	Director
Agatha L. Maza	61	Director
Oscar C. Sandberg	72	Director
John W. Titcomb, Jr.	51	Director

      Bradley S. Powell has served as our Interim President since November 2001, as Secretary since June 2000 and as Chief Financial Officer and Vice President of Finance since July 1998. From March 1994 to July 1998, he served as Vice President and Corporate Controller of Omega Environmental, Inc., a provider of products and services to owners of underground storage tanks. In 1983, Mr. Powell joined KPMG Peat Marwick, an international public accounting firm, as a certified public accountant and, from 1990 to March 1994, served as a Senior Audit Manager. Mr. Powell received a B.S. degree from Central Washington University.

      Zhongmin Wei, Ph.D. has served as our Chief Scientific Office since November 2001, as Vice President of Research since May 1998, as Director of Research from April 1997 to May 1998 and as Senior Scientist from June 1996 to April 1997. From November 1995 to April 1996, Dr. Wei served as Principal Investigator at the Institute of Molecular Agrobiology in Singapore, an agricultural biotechnology research organization. From July 1992 to June 1996, Dr. Wei served as a Research Scientist and, from September 1989 to September 1992, as a Post-Doctoral Associate at the Cornell University School of Agricultural and Life Sciences. Dr. Wei received a B.S. degree from Zhejiang University and M.S. and Ph.D. degrees from Nanjing Agricultural University, both in the People’s Republic of China.

      William T. Weyerhaeuser, Ph.D. has served as Chairman of the Board of Directors since November 2001 and as one of our directors since May 1998. Dr. Weyerhaeuser was in private practice as a clinical psychologist from 1975 to 1999. From May 1993 to June 1994, he served as President of Rock Island Company, a private investment company, and from July 1994 to June 1998 as its Chairman of the Board and Chief Executive Officer. Dr. Weyerhaeuser currently serves as a director of several privately held companies and foundations, and of two public companies, Potlatch Corporation, a timber and paper products company, and Columbia Banking System, Inc., a financial institution. Dr. Weyerhaeuser received a B.A. degree from Stanford University, an M.A. degree from Fuller Theological Seminary and a Ph.D. degree from the Fuller Graduate School of Psychology.

      Jon E. M. Jacoby has served as one of our directors since February 1999. Mr. Jacoby has been employed by Stephens, Inc. and Stephens Group, Inc., both of which engage in investment banking activities, since 1963 and is presently a director and officer of each of those companies. He is also a director of Delta & Pine Land Company, an agricultural products company; Power One, Inc., a power supplies manufacturer; and Sangamo Biosciences, a biotechnology company. Mr. Jacoby received a B.S. degree from the University of Notre Dame and an M.B.A. degree from Harvard Business School.

      Albert A. James has served as one of our directors since May 1995 and as our Secretary from May 1995 to June 2000. Mr. James is a private investor and currently serves as a general partner in several real estate projects in the western United States and as a director of Auteo Media, Inc., a public automotive software and communications company, and Usedbooks.com, an internet-based used books retailer. From 1982 to November 1997, Mr. James served as Managing Partner of Bellevue Associates, a commercial real estate management company. He served as Secretary and Treasurer of Anthony’s Restaurants, a regional chain of restaurants, from 1976 to June 1995, and, from 1981 to March 1994, Mr. James served as Vice President of Alpine Industries, a window and laminated glass manufacturing company. In 1957, Mr. James founded a discount drug and cosmetic business that merged with a chain of discount retail drug stores, which was ultimately sold to Payless Drug Stores Northwest in 1969. Mr. James received a B.S. degree in Pharmacy from the University of Washington.

      Agatha L. Maza has served as one of our directors since May 1995. From February 1994 to October 1995, Ms. Maza served as Chief Executive Officer of the National Testing Laboratory in Portland, a division of the American Red Cross involved in biological testing of blood. From July 1991 to January 1994, she served as Chief Executive Officer of Medical Arts Laboratory and, from January 1988 to December 1990, as Chief Executive Officer of Eastside Medical Laboratory, both of which are medical diagnostics services laboratories. Ms. Maza currently serves as Chief Executive Officer, President of Roadable Aircraft International, Inc., a start-up company involved in the research and development of new transportation technologies. Ms. Maza received a B.S. degree from Seattle University and an M.B.A. degree from City University and has completed the Executive Marketing Management Program at Stanford University.

      Oscar C. Sandberg has served as one of our directors since May 1995, and is presently Secretary, Treasurer and a director of two retail automobile dealerships and a director of Bay Center Mariculture Company, a shellfish farming company. Mr. Sandberg has served as an officer or director of several businesses, including First Western Bank, a financial institution, and Drug Emporium, a chain of retail drug stores. He has also served as a general partner in various real estate ventures. In 1954, Mr. Sandberg co-founded House of Values, a chain of discount stores, which was sold to Payless Drug Stores in 1969. Mr. Sandberg received a B.A. degree in business administration from the University of Washington.

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

Factors That May Affect Our Business, Future Operating Results and Financial Condition

      You should carefully consider the risks described below, together with all of the other information included in this Annual Report on Form 10-K. The risks and uncertainties described below are not the only ones facing our company. If any of the following risks actually occurs, our business, financial condition or operating results could be harmed.

We are at an early stage of development and are subject to the risks of a new enterprise and the commercialization of a new technology.

      We began our operations in 1994 and began the marketing and sale of our first product, Messenger, in the third quarter of 2000. Our early stage of development, the newness of our technology and the uncertain nature of the market in which we compete make it difficult to assess our prospects or predict our future operating results. We are subject to risks and uncertainties frequently encountered in the establishment of a new business enterprise, particularly in the rapidly changing market for plant protection and yield enhancement products. These risks include our inability to transition from a company with a research focus to a company capable of supporting commercial activities, including manufacturing, quality control and assurance, regulatory approval and compliance, marketing, sales, distribution and customer service. Our inability to adequately address these risks could cause us to be unprofitable or to cease operations.

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

      We currently have limited sales and marketing experience and capabilities. Our internal sales and marketing staff consists primarily of sales and marketing specialists and field development specialists who are trained to educate growers and independent distributors on the uses and benefits of Messenger. We will need to further develop our sales, marketing and field development capabilities in order to enhance our commercialization efforts, which will involve substantial costs. These specialists require a high level of technical expertise and knowledge regarding Messenger’s capabilities and other plant protection and yield enhancement products and techniques. We cannot assure you that our specialists and other members of our sales and marketing team will successfully compete against the sales and marketing operations of our current and future competitors that may have more established relationships with distributors, retailers and growers. Failure to recruit, train and retain important sales and marketing personnel, such as our sales and marketing specialists and field development specialists, or the inability of new sales and marketing personnel to effectively market and sell Messenger and other products we may develop, could impair our ability to gain market acceptance of our products and cause our sales to suffer.

We have a history of losses since inception, we expect to continue to incur losses and we may not achieve or sustain profitability.

      We have incurred operating losses in each quarter since inception and we expect to continue to incur further operating losses for the foreseeable future. From our inception in July 1994 to December 31, 2001, we have accumulated a deficit of approximately $62.3 million. For the years ended December 31, 2000 and 2001, we had net losses of $15.7 million and $23.7 million, respectively. To date, our revenues have been limited. We expect our future revenues to come primarily from the sale of Messenger, and these sales are highly uncertain. For example, there were no sales of Messenger in the fourth quarter of 2001. Moreover, some of our major distributors, particularly in our Southern business unit, currently hold significant inventories of Messenger. In 2000, we sold 453,000 ounces of Messenger to our distributors. We estimate that 66,000 ounces were sold by our distributors to growers in 2000 and 387,000 ounces remained in distributors’ inventories at December 31, 2000. In 2001, we sold 1,225,000 ounces of Messenger to our distributors. We estimate than 596,000 ounces were sold by our distributors to growers in 2001 and 1,016,000 ounces remained in distributors’ inventories at December 31, 2001. We do not expect distributors that hold significant inventories of Messenger to place additional orders for Messenger until their current inventories are reduced, which will adversely affect our sales and results of operations. We expect to continue to devote substantial resources to maintaining and operating our manufacturing facility and to funding our research and development and sales and marketing activities in the United States and foreign countries. As a result, we will need to generate significant revenues to achieve and maintain profitability. We may never generate profits, and if we do become profitable, we may be unable to sustain or increase profitability on a quarterly or annual basis.

Our product development efforts, which are based on an innovative technology that is commercially unproven, may not be successful.

      Our harpin and harpin-related technology is new, in an early stage of development and commercially unproven. It may take years and significant capital investment to develop viable enhancements of Messenger or any new products we may develop based on our harpin and harpin-related technology. Risks inherent in the development of products based on innovative technologies include the possibility that:

•	new products or product enhancements will be difficult to produce on a large scale or will be uneconomical to market;

•	proprietary rights of third parties will prevent us from marketing products; and

•	third parties will market superior or equivalent products or will market their products first.

Inability to produce a high quality product could impair our business.

      To be successful, we will have to manufacture Messenger in large quantities at acceptable costs while also preserving high product quality. If we cannot maintain high product quality on a large scale, we may be unable to achieve market acceptance of our product and our sales would likely suffer. Moreover, we do not have back-up manufacturing systems and, as a result, any failure of any component required in the manufacturing process could delay or impair our ability to manufacture Messenger in the quantities that we may require.

      We intend to continue to make changes to our manufacturing processes and facilities in order to improve the efficiency and quality of our manufacturing activities. We cannot guarantee that we will be successful in this regard or that the changes we make will improve our manufacturing activities. We may encounter difficulties in the production of our current product or any future products we may develop, including problems involving manufacturing processes or yields, packaging, distribution, storage, quality control and assurance, shortages of qualified personnel or compliance with regulatory requirements. Even if we are successful in developing our manufacturing capability and processes, there can be no assurance that we will satisfy the requirements of our distributors or customers.

Actual storage conditions of Messenger may cause it to degrade more rapidly than we anticipate, which could adversely affect market acceptance of Messenger or our results of operations.

      Messenger is currently being stored in large quantities under various conditions by us and by our distributors in the United States. We have conducted laboratory studies that indicate Messenger is stable for at least two years under our recommended storage conditions. No assurance can be given, however, that actual storage conditions will not cause Messenger’s quality to degrade over a shorter time period. If this were to occur, we may have to record inventory write-downs or, if required or we determine to do so, replace product held by distributors or growers, which could adversely impact the market acceptance of Messenger or our results of operations.

If our ongoing or future field trials are unsuccessful, we may be unable to achieve market acceptance or obtain regulatory approval of our current product or any other products we may develop.

      The successful completion of multiple field trials in domestic and foreign locations on a wide variety of crops is critical to the success of our product development and marketing efforts. If our ongoing or future field trials are unsuccessful or produce inconsistent results or adverse side effects, or if we are unable to collect reliable data, regulatory approval of our current product or any other products we may develop could be delayed or withheld or we may be unable to achieve market acceptance of these products. Although we have conducted successful field trials on a broad range of crops, we cannot be certain that additional field trials conducted on a greater number of acres, or on crops for which we have not yet conducted field trials, will be successful. Moreover, the results of our ongoing and future field trials are subject to a number of conditions beyond our control, including weather-related events such as droughts and floods, severe heat and frost, hail, tornadoes and hurricanes. Generally, we pay third parties, such as growers, consultants and universities, to conduct our field tests for us. Incompatible crop treatment practices or misapplication of the product by third parties could interfere with the success of our field trials.

Rapid changes in technology could render our current product or any other products we may develop unmarketable or obsolete.

      We are engaged in an industry characterized by extensive research efforts and rapid technological development. Our competitors, many of which have substantially greater technological and financial resources than we do, may develop plant protection and yield enhancement technologies and products that are more effective than ours or that render our technology and products obsolete or uncompetitive. To be successful, we will need to continually enhance Messenger and any other products we may develop and to design, develop and market new products that keep pace with new technological and industry developments.

We may be unable to establish or maintain successful relationships with independent distributors and retailers, which could adversely affect our sales.

      We intend to rely on independent distributors and retailers of agri-chemicals to distribute and assist with the marketing and sale of Messenger and any other products we may develop. We have engaged several independent distributors and retailers for the distribution and sale of Messenger. Our future revenue growth will depend in large part on our success in establishing and maintaining these sales and distribution channels. We are in the early stages of developing our distribution network and we may be unable to establish or maintain these relationships in a timely or cost-effective manner. Moreover, we cannot assure you that the distributors and retailers on which we rely will focus adequate resources on selling these products or will be successful in selling them. Many of our potential distributors and retailers are in the business of distributing and sometimes manufacturing other, possibly competing, plant protection and yield enhancement products and may perceive Messenger as a threat to various product lines currently being manufactured or distributed by them. In addition, the distributors may earn higher margins by selling competing products or combinations of competing products. If we are unable to establish or maintain successful relationships with independent distributors and retailers, we will need to further develop our own distribution capabilities, which would be expensive and time-consuming and the success of which would be uncertain.

      Two of our distributors accounted for an aggregate of approximately 83% of our net revenues for the year ended December 31, 2001 and 64% of our trade accounts receivable balance as of December 31, 2001. One of these distributors, United Agri Products, a subsidiary of ConAgra Foods, Inc., accounted for approximately 71% of our net revenues and 64% of our trade accounts receivable balance, and Western Farm Service accounted for approximately 12% of our net revenues. There were no accounts receivable from Western Farm Service at December 31, 2001. We anticipate that we will continue to extend credit to these distributors. If either of these distributors, or any other distributor which purchases a significant amount of our products, were to discontinue purchasing our products at any time, our sales would be adversely affected. In addition, the failure of either of these distributors, or of any other distributor to which we extend a significant amount of credit, to pay its account, now or in the future, may harm our operating results.

Inability to obtain regulatory approvals, or to comply with ongoing and changing regulatory requirements, could delay or prevent sales of Messenger or any other products we may develop.

      The field testing, manufacture, sale and use of plant protection and yield enhancement products, including Messenger and any other products we may develop, are extensively regulated by the EPA and state, local and foreign governmental authorities. These regulations substantially increase the cost and time associated with bringing Messenger and any other products we may develop to market. If we do not receive the necessary governmental approvals to test, manufacture and market these products, or if the regulatory authorities revoke our approvals or grant them subject to restrictions on their use, we may be unable to sell these products and our business may fail.

      In April 2000, we received conditional approval from the EPA to market and sell our first product, Messenger, in the United States. We are required, however, to obtain regulatory approval from certain state and foreign regulatory authorities before we market Messenger in those jurisdictions. Certain of these jurisdictions may apply different criteria than the EPA in connection with their approval processes. Although we are authorized to sell Messenger in 48 states on virtually all crops for crop production and disease management and in California on strawberries, grapes and fruiting vegetables, such as tomatoes and peppers, for disease management, we have not received approval for Messenger in Colorado or for use on other crops in California. We have also received authorization to sell Messenger in 12 foreign countries, including China, Germany and Ecuador. Our registration in China is temporary and limited to the sale of Messenger for use on tomatoes and peppers.

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

      Even after we obtain all necessary regulatory approvals to market and sell Messenger and any other products we may develop, Messenger and other such products will be subject to continuing review and extensive regulatory requirements. The EPA, as well as state and foreign governmental authorities, could withdraw a previously approved product from the market upon receipt of newly discovered information, including an inability to comply with regulatory requirements, the occurrence of unanticipated problems with the product or for other reasons. In addition, federal, state and foreign regulations relating to crop protection products developed through biotechnology are subject to public concerns and political circumstances and, as a result, regulations have changed and may change substantially in the future. These changes may result in limitations on the manufacturing, marketing or use of Messenger or any other products we may develop and commercialize.

Inability to satisfy the conditions of our EPA or California registrations could limit or prevent sales of Messenger.

      In April 2000, the EPA granted conditional registration for the full commercial use of Messenger. Our Messenger registration will automatically expire on April 30, 2002. Before the expiration date, the EPA will reevaluate the registration and determine whether to convert the product to a non-expiring registration. We will not be permitted to continue sales of Messenger unless we receive a non-expiring registration or an extension of the conditional registration.

      The EPA also conditioned its approval of our Messenger registration on the requirement that we conduct four additional studies by April 19, 2001 that are designed to further demonstrate the safety of our product. These studies were completed and submitted to the EPA on April 16, 2001 and are currently under review by the EPA. In addition, our registration to sell Messenger in California for use on strawberries for disease management is conditioned on the requirement that we submit data from several additional studies within various required timeframes ending on March 31, 2003. There are no conditions on our registration to sell Messenger in California for use on fruiting vegetables and grapes. As required by the California registration for use on strawberries, in April 2001 we submitted to the California Department of Pesticide Regulation the data and information required by the EPA as a condition of federal registration. We submitted the results of six additional strawberry field trials in December 2001. We will submit the results of additional studies to the CDPR at various times in 2002 and 2003 in accordance with the conditions of our registration. If we are unable to conduct the studies required by the CDPR in a timely manner, or if the results of the studies are unacceptable to the EPA or the CDPR, as applicable, the EPA or the CDPR may revoke its approvals or impose limitations on the use of Messenger that could have a negative impact on our sales. Because EPA and state approvals are required for commercial sales of Messenger, the loss of such approvals for any reason, including our inability to satisfy the conditions of our EPA registration, would prevent further sales of Messenger.

Inability to comply with regulations applicable to our facilities and procedures could delay, limit or prevent our research and development or manufacturing activities.

      Our research and development and manufacturing facilities and procedures are subject to continual review and periodic inspection. To comply with the regulations applicable to these facilities and procedures, we must spend funds, time and effort in the areas of production, safety and quality control and assurance to help ensure full technical compliance. If the EPA or another regulator determines that we are not in compliance, regulatory approval of Messenger or any other products we may develop could be revoked, delayed or withheld or we may be required to limit or cease our research and development or manufacturing activities or pay a monetary fine. If we were required to limit or cease our research and development activities, our ability to develop new products would be impaired. In addition, if we were required to limit or cease our manufacturing activities, our ability to produce Messenger in commercial quantities would be impaired or prohibited, which would have an adverse effect on our sales.

If third-party manufacturers fail to adequately perform, we could be unable to meet demand and our revenues could be impaired.

      We currently depend on independent manufacturers to perform certain portions of our production process. We intend to engage additional third-party manufacturers as necessary to perform this process. Any failure or delay in the ability of our current or any future manufacturers to provide us with material they produce could adversely affect our ability to produce Messenger in the quantities necessary to satisfy the requirements of our distributors or customers, or could increase our costs associated with obtaining such materials. In addition, the time and resources that our current or future third-party manufacturers devote to our business are not within our control. We cannot ensure that our current or future third-party manufacturers will perform their obligations to meet our quality standards, that we will derive cost savings or other benefits from our relationships with them or that we will be able to maintain a satisfactory relationship with them on terms acceptable to us. Moreover, these manufacturers may support products that compete directly or indirectly with ours, or offer similar or greater support to our competitors. If any of these events were to occur, our business and operations could be adversely affected.

International expansion will subject us to risks associated with international operations, which could adversely affect both our domestic and our international operations.

      Our success depends in part on our ability to expand internationally as we obtain regulatory approvals to market and sell Messenger and any other products we may develop in other countries. We have been conducting field trials in several international locations, and we hired personnel in Europe, Mexico and Africa to develop operations in those regions. International expansion of our operations could impose substantial burdens on our resources, divert management’s attention from domestic operations and otherwise adversely affect our business. Furthermore, international operations are subject to several inherent risks, especially different regulatory requirements and reduced protection of intellectual property rights, that could adversely affect our ability to compete in international markets and could have a negative effect on our operating results.

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

      The market for plant protection and yield enhancement products is intensely competitive, rapidly changing and undergoing consolidation. We may be unable to compete successfully against our current or future competitors, which may result in price reductions, reduced margins or the inability to achieve market acceptance of Messenger or any other products we may develop.

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

Inability to protect our patents and proprietary rights in the United States and foreign countries could limit our ability to compete effectively since our competitors may take advantage of our patents or proprietary rights.

      Our success depends on our ability to obtain and maintain patent and other proprietary-right protection for our technology and products in the United States and other countries. If we are unable to obtain or maintain these protections, we may not be able to prevent third parties from using our proprietary rights. We also rely on trade secrets, proprietary know-how and continuing technological innovation to remain competitive. We have taken measures to protect our trade secrets and know-how, including the use of confidentiality agreements with our employees, consultants and advisors. It is possible that these agreements may be breached and that any remedies for breach will not make us whole. We generally control and limit access to, and the distribution of, our product documentation and other proprietary information. Despite our efforts to protect these proprietary rights, unauthorized parties may copy aspects of our products or obtain and use information that we regard as proprietary. We also cannot guarantee that other parties will not independently develop our know-how or otherwise obtain access to our technology.

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

Other companies may claim that we infringe their intellectual property or proprietary rights, which could cause us to incur significant expenses or be prevented from selling Messenger or any other products we may develop.

      Our success depends on our ability to operate without infringing the patents and proprietary rights of third parties. Product development is inherently uncertain in a rapidly evolving technological environment in which there may be numerous patent applications pending, many of which are confidential when filed, with regard to similar technologies. Future patents issued to third parties may contain claims that conflict with our patents. Although we believe that Messenger does not infringe the proprietary rights of any third parties, third parties could assert infringement claims against us in the future. Any litigation or interference proceedings, regardless of their outcome, would probably be costly and require significant time and attention of our key management and technical personnel. Litigation or interference proceedings could also force us to:

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

      Claims that genetically engineered products are unsafe for consumption or pose a danger to the environment have led to public concerns and negative public attitudes, particularly in Europe. We intend to distinguish Messenger and harpin-related technologies from products that genetically modify plants. While our technology does involve genetic modification in the process of manufacturing Messenger, Messenger and harpin-related technologies are topically applied and do not genetically modify the plant’s DNA. If the public or potential customers perceive Messenger as a product that genetically modifies the plant, Messenger may not gain market acceptance. Similarly, countries that have imposed more restrictive regulations on products that genetically modify plants, including Japan and certain members of the European Union, may perceive Messenger as a genetically modified product. If so, regulators in those countries may impose more restrictive regulations on Messenger, which could delay, limit or impair our ability to market and sell Messenger in those countries.

We may be exposed to product liability claims, which could adversely affect our operations.

      We may be held liable or incur costs to settle product liability claims if any products we may develop, or any products that use or incorporate any of our technologies, cause injury or are found unsuitable during product testing, manufacturing, marketing, sale or use. These risks exist even with respect to any products that have received, or may in the future receive, regulatory approval, registration or clearance for commercial use. We cannot guarantee that we will be able to avoid product liability exposure.

      We currently maintain product liability insurance at levels we believe are sufficient and consistent with industry standards for companies at our stage of development. We cannot guarantee that our product liability insurance is adequate, and, at any time, it is possible that such insurance coverage may not be available on commercially reasonable terms or at all. A product liability claim could result in liability to us greater than our assets and insurance coverage. Moreover, even if we have adequate insurance coverage, product liability claims or recalls could result in negative publicity or force us to devote significant time and attention to matters other than those that arise in the normal course of business.

Inability to retain our key employees or other skilled managerial or technical personnel could impair our ability to maintain and expand our business.

      We are highly dependent on the efforts and abilities of our current key managerial and technical personnel, particularly Bradley Powell, our Interim President and Chief Financial Officer, and Dr. Zhongmin Wei, our Chief Scientific Officer and Vice President of Research. Our success will depend in part on retaining the services of Mr. Powell and Dr. Wei and our other existing key management and technical personnel and on attracting and retaining new, highly qualified personnel.

      Mr. Powell, formerly our Vice President of Finance, was appointed Interim President when Jerry Butler, formerly our President and Chief Executive Officer, resigned in November 2001. We have retained an executive search firm to identify a Chief Executive Officer, but there can be no assurance that we will be successful in identifying or attracting an individual with the required qualifications. In addition, during the interim period, the additional responsibilities assumed by our existing management team could impair its ability to effectively manage our business.

      Inability to retain our existing key management or technical personnel or to attract additional qualified personnel, including a Chief Executive Officer, could, among other things, delay our sales, marketing and research and development efforts. Moreover, in our field, competition for qualified management and technical personnel is intense and many of the companies with which we compete for experienced personnel have greater financial and other resources than we do. As a result, we may be unable to recruit, train and retain sufficient qualified personnel.

We may have to reduce operations if we are unable to meet our funding requirements.

      We will require substantial additional funding to continue our research and development activities, maintain and operate our manufacturing facilities and commercialize products worldwide. If we are unable to generate sufficient cash flow from operations, or obtain funds through additional financing, we may have to delay, curtail or eliminate some or all of our research and development, field testing, marketing or manufacturing programs. We believe that our existing capital resources will be sufficient to support our operations for at least the next 18 months. Our future capital requirements will depend on the success of our operations.

      If our capital requirements vary from our current plans, we may require additional financing sooner than we anticipate. Financing may be unavailable to us when needed or may not be available to us on acceptable terms.

Our operating results are likely to fluctuate, resulting in an unpredictable level of sales and earnings and possibly in a decrease in our stock price.

      Our operating results for a particular quarter or year are likely to fluctuate, which could result in uncertainty surrounding our level of sales and earnings and possibly result in a decrease in our stock price. For example, there were no sales of Messenger in the fourth quarter of 2001. Numerous other factors will contribute to the unpredictability of our operating results. In particular, our sales are expected to be highly seasonal. Sales of plant protection and yield enhancement products are dependent on planting and growing seasons, climatic conditions, economic and other variables, which we expect to result in substantial fluctuations in our quarterly sales and earnings. For example, weather-related events such as droughts and floods, severe heat and frost, hail, tornadoes and hurricanes could decrease demand for our product and any future products we may develop, and have an adverse impact on our operating results from quarter to quarter. In addition, most of our expenses, such as employee compensation and lease payments for facilities and equipment, are relatively fixed. Our expense levels are based, in part, on our expectations regarding future sales. As a result, any shortfall in sales relative to our expectations could cause significant changes in our operating results from quarter to quarter. Other factors may also contribute to the unpredictability of our operating results, including the amount of Messenger carried in inventory by independent distributors and retailers, the size and timing of significant customer transactions, the delay or deferral of customer use of our products and the fiscal or quarterly budget cycles of our customers. For example, customers may purchase large quantities of our products in a particular quarter to store and use over long periods of time, or time their purchases to coincide with the availability of capital, which may cause significant fluctuations in our operating results for a particular quarter or year.

Item 2.     Properties.

      As of December 31, 2001, our principal facilities in and around Bothell, Washington, which house our manufacturing, research, administration and warehouse functions, totaled approximately 113,950 square feet and are leased under the following arrangements:

•	63,200 square feet of research and office space is leased through January 2011, at which time we have the option to extend the lease for two five-year terms. Approximately 15,000 square feet of this space has been subleased to another party through February 2004.

•	24,000 square feet of warehouse space is leased through January 2006;

•	17,900 square feet of manufacturing space is leased through December 2006, at which time we have an option to extend the lease for an additional 36 months;

•	4,850 square feet of warehouse space is leased through March 15, 2002; and

•	4,000 square feet of research and office space is leased through June 2003.

      We lease a field research station of approximately 30 acres in LaBelle, Florida. The lease expires on April 30, 2005 and has two 30-month renewal options that we can exercise at our discretion. We also lease office space in Annapolis, Maryland; Tallahassee, Florida; Mexico City, Mexico; and Mulhouse, France on a short-term basis. We do not own any real estate.

Item 3.     Legal Proceedings.

      According to the United States Patent and Trademark Office Trademark Trial and Appeal Board web site, Eden Foods, Inc. filed six petitions between October 2001 and February 2002 with the Trademark Trial and Appeal Board to cancel six of our federal registrations for the trademarks “EDEN” and “EDEN Bioscience.” The petitions assert that our registrations and use of the trademarks “EDEN” and “EDEN Bioscience” are likely to cause confusion with consumers and dilute the strength of Eden Foods, Inc.’s trademarks. The relief sought by the petitions is the cancellation of the registrations. We believe the petitions are without merit and have filed answers to each of the petitions denying the claims of likelihood of confusion and dilution.

Item 4.     Submission of Matters to a Vote of Security Holders.

      No matters were submitted to a vote of our shareholders during the fourth quarter of the fiscal year ended December 31, 2001.

PART II

Item 5.     Market for Registrant’s Common Equity and Related Shareholder Matters.

      Our common stock has been quoted on The Nasdaq National Market under the symbol “EDEN” since our initial public offering on September 27, 2000. Prior to that time, there was no public market for our common stock.

      The following table sets forth for the periods indicated the high and low closing sale prices for our common stock as quoted on The Nasdaq National Market.

	High	Low

Third Quarter 2000 (from September 27, 2000)	$34.25	$15.00
Fourth Quarter 2000	43.25	25.38
First Quarter 2001	34.38	11.06
Second Quarter 2001	21.90	8.40
Third Quarter 2001	11.75	6.60
Fourth Quarter 2001	7.41	4.17

      We have never paid any cash dividends on our common stock. We currently intend to retain any future earnings to fund the development and growth of our business. Therefore, we do not currently anticipate paying any cash dividends in the foreseeable future.

      As of March 25, 2002, there were approximately 269 holders of record of our common stock.

      On September 26, 2000, the SEC declared effective our Registration Statement on Form S-1, as amended (Registration No. 333-41028), as filed with the SEC in connection with our initial public offering. Proceeds to EDEN, after accounting for $7.0 million in underwriting discounts and commissions and approximately $1.6 million in other expenses of the offering, were $91.5 million. At December 31, 2001, we had used approximately $18.1 million of the net offering proceeds to expand and enhance our manufacturing and research and development and administration facilities, and approximately $26.0 million for working capital and general corporate purposes. The remaining portion of the net offering proceeds has been invested in cash equivalent instruments. Our use of the proceeds from the offering does not represent a material change in the use of proceeds described in the prospectus included as part of the Registration Statement.

Item 6.     Selected Financial Data.

      The following selected financial data and other operating information are derived from our financial statements. When you read this selected financial data, it is important that you also read the historical financial statements and related notes included in this report, as well as Item 7 of this report entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Historical results are not necessarily indicative of future results.

	Year Ended December 31,

	1997	1998	1999	2000	2001

	(In thousands, except per share data)
Statements of Operations Data:
Revenues:
Product sales, net of sales allowances	$—	$—	$—	$1,229	$3,496
Consulting services	176	121	115	—	—
Research grants	7	—	—	—	—

Net revenues	183	121	115	1,229	3,496
Operating expenses:
Cost of goods sold	—	—	—	661	4,879
Research and development	2,865	5,322	7,543	9,568	12,529
Selling, general and administrative	577	1,708	2,209	6,040	12,557

Total operating expenses	3,442	7,030	9,752	16,269	29,965

Loss from operations	(3,259)	(6,909)	(9,637)	(15,040)	(26,469)

Other income (expense):
Interest income	172	135	435	1,803	2,896
Interest expense	(116)	(162)	(181)	(132)	(83)
Fee and fair value of warrants	—	—	—	(2,281)	—
Loss on asset disposals	—	—	(12)	(10)	(59)

Total other income (expense)	56	(27)	242	(620)	2,754

Net loss	$(3,203)	$(6,936)	$(9,395)	$(15,660)	$(23,715)

Basic and diluted net loss per share(1)	$(1.90)	$(3.93)	$(5.23)	$(1.89)	$(0.99)

Weighted average shares outstanding used in computation of basic and diluted net loss per share(1)	1,681	1,765	1,902	8,290	23,968

	December 31,

	1997	1998	1999	2000	2001

	(In thousands)
Balance Sheet Data:
Cash and cash equivalents	$1,633	$11,723	$13,107	$86,557	$48,327
Working capital	2,505	10,174	11,014	83,781	46,342
Total assets	4,136	13,631	16,278	98,501	75,539
Capital lease obligations, net of current portion	280	712	523	330	130
Accumulated deficit	(6,089)	(13,025)	(22,974)	(38,635)	(62,349)
Total shareholders’ equity	3,241	11,345	13,600	93,241	69,994

(1)	See Note 1 of Notes to Consolidated Financial Statements for information concerning the calculation of basic and diluted net loss per share.

Item 7.     Management’s Discussion and Analysis of Financial Condition and Results of Operations.

      The following discussion of our financial condition and results of operations contains forward-looking statements that involve risks and uncertainties, such as statements of our plans, objectives, expectations and intentions. We use words such as “anticipate,” “believe,” “expect,” “future” and “intend” and similar expressions to identify forward-looking statements. However, these words are not the exclusive means of identifying such statements. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances are forward-looking statements. Our actual results could differ materially from those anticipated in these forward-looking statements for many reasons, including the factors described below and under the caption “Factors That May Affect Our Business, Future Operating Results and Financial Condition” set forth at the end of Part I of this report. You should not place undue reliance on these forward-looking statements, which apply only as of the date of this Form 10-K. You should read the following discussion and analysis in conjunction with our financial statements and related footnotes included in Item 8 of this report. The cautionary statements made in this document should be read as being applicable to all forward-looking statements wherever they appear in this document.

Overview

      We are a plant technology company focused on developing, manufacturing, and marketing innovative natural products for agriculture. We have a fundamentally new, patented and proprietary technology that we believe will improve plant protection and crop production worldwide. We believe our technology and our initial product, Messenger, allow us to offer innovative solutions compared to traditional plant protection and crop yield enhancement alternatives and, importantly, avoid the substantial and growing public resistance to chemical pesticides and gene-based biotechnology.

      Commercial sales of Messenger began in August 2000. Prior to then, we derived all of our revenue from providing consulting services to growers in the analysis and diagnosis of plant and soil diseases and from research grants. We terminated all consulting services in January 2000 in order to focus on the commercialization of Messenger. Since 1997, we have not sought, and do not intend to seek in the future, additional research grants.

      We have incurred significant operating losses since inception. At December 31, 2001, we had an accumulated deficit of $62.3 million. We incurred net losses of $9.4 million in 1999, $15.7 million in 2000 and $23.7 million in 2001. Total operating expenses increased $6.5 million (67%) from $9.8 million in 1999 to $16.3 million in 2000 and increased $13.7 million (84%) to $30.0 million in 2001. We expect to incur additional net losses as we proceed with the commercialization of Messenger and the development of new products and technologies.

Results of Operations

  Revenues

      Revenues from product sales are recognized when (a) the product is shipped to independent distributors, (b) we have satisfied all of our significant obligations and (c) any acceptance provisions or other contingencies have been satisfied. We do not offer price or inventory protection or product return rights to our distributors. All product sales revenue in 2000 and 2001 resulted from sales of Messenger, our only product, to distributors in the United States. Product sales revenues are reported net of applicable sales allowances, as follows:

	2000	2001

Gross product sales	$2,016,517	$5,360,737
Sales allowances	(787,450)	(1,864,735)

Product sales, net of sales allowances	$1,229,067	$3,496,002

      Gross product sales revenues were $5.4 million in 2001, an increase of $3.4 million (170%) from $2.0 million in 2000. Product sales to one major distributor, United Agri Products, accounted for $1.8 million (90%) of gross revenues in 2000 and $3.9 million (72%) of gross revenues in 2001. We expect sales to this distributor to constitute a significant portion of our total sales in 2002. Sales in 2001 were significantly lower than projected and there were no sales of Messenger in the fourth quarter. We believe this was due primarily to the severity of growers’ economic conditions in our initially targeted markets, principally cotton and citrus, and to adverse weather conditions in Florida. We expect these difficult economic conditions in agriculture to continue in 2002, adversely impacting sales of Messenger and our commercialization efforts.

      Some of our major distributors, particularly in our Southern business unit, currently hold significant inventories of Messenger. In 2000, we sold 453,000 ounces of Messenger to our distributors and recognized net product sales of $1.2 million. We estimate that 66,000 ounces were sold by our distributors to growers in 2000 and 387,000 ounces remained in distributors’ inventories at December 31, 2000. In 2001, we sold 1,225,000 ounces of Messenger to our distributors and recognized net product sales of $3.5 million. We estimate that 596,000 ounces were sold by our distributors to growers in 2001 and 1,016,000 ounces remained in distributors’ inventories at December 31, 2001. We do not expect distributors that have significant inventories of Messenger to place additional orders for Messenger until their current inventories are reduced. We are working with our distributors and growers to reduce distributors’ inventories of Messenger in 2002.

      We terminated all consulting services in January 2000 in order to increase our focus on the commercialization of Messenger. Accordingly, revenues from consulting services decreased $6,000 (5%) from $121,000 in 1998 to $115,000 in 1999 and decreased $115,000 (100%) to $0 in 2000.

  Sales Allowances

      Sales allowances represent allowances granted to independent distributors for sales and marketing support, product warehousing and delivery and information exchange and are based on a percentage of sales. Sales allowances are accrued when the related product sales revenues are recognized and are paid to distributors when the distributors sell the product and report the sales data to us, usually on a quarterly basis. Sales allowances were $1.9 million in 2001, an increase of $1.1 million (140%) from $787,000 in 2000. No sales allowances were granted in 1999. Sales allowances as a percentage of product gross sales revenues decreased from 39% in 2000 to 35% in 2001. We expect 2002 sales allowances to average approximately 25-30% of gross product sales.

  Cost of Goods Sold

      Cost of goods sold includes the cost of raw materials, labor and overhead required to manufacture, package and ship Messenger. Cost of goods sold was $4.9 million in 2001, an increase of $4.2 million (634%) from $662,000 in 2000. No such costs were incurred in 1999. Cost of goods sold as a percentage of net sales revenues increased from 54% in 2000 to 140% in 2001. Cost of goods sold in 2001 includes approximately $1.8 million of manufacturing overhead costs incurred while our manufacturing plant was not in production. We expect to continue incurring idle capacity charges in the future and will take steps to reduce staffing and other costs in this area to lower these charges during periods of non-production.

      Also included in 2001 cost of goods sold are inventory write-downs totaling $1.7 million. Of this amount, approximately $1.4 million is related to the write-down of inventory, consisting primarily of bulk Messenger product, that resulted from the following circumstances: inventory levels that exceeded our revenue forecasts; an expectation that we would change our product formulation within the revenue forecast period; and disposal of some bulk material that did not meet our highest quality standards as a result of a change, since rectified, in the manufacturing process at our new facility.

  Research and Development Expenses

      Research and development expenses consist primarily of personnel, field trial, laboratory, patent and facility expenses. Research and development expenses increased $2.1 million (28%) from $7.5 million in 1999 to $9.6 million in 2000 and increased $2.9 million (30%) to $12.5 million in 2001. Increases in 2000 were due primarily to higher payroll and benefits, field trial and patent expenses, offset by reductions in toxicology study costs. Increases in 2001 resulted primarily from higher personnel, regulatory, field trial and development costs in Europe and Mexico and increased field trial costs in the United States, offset by reductions in personnel costs, patent expenses and research supplies in the United States. Research and development costs will continue to be significant in 2002 as we continue to pursue regulatory approvals, conduct field research on Messenger and develop new products.

  Selling, General and Administrative Expenses

      Selling, general and administrative expenses consist of personnel and related expenses for sales and marketing, executive and administrative personnel; advertising, marketing and professional fees; and other corporate expenses. Selling, general and administrative expenses increased $3.8 million (173%) from $2.2 million in 1999 to $6.0 million in 2000 and increased $6.6 million (110%) to $12.6 million in 2001. Increases in 2000 were due primarily to higher payroll and benefits costs and advertising and marketing expenditures as we rolled out our initial product. Increases in 2001 resulted primarily from higher personnel costs and increases in advertising and marketing, insurance, travel, warranty expense and professional fees. Included in 2001 were charges of approximately $480,000 in connection with the resignation of Jerry L. Butler as our President and Chief Executive Officer and severance costs of approximately $249,000 in connection with workforce reductions. Selling, general and administrative expenses, particularly sales, marketing and promotional expenses, will continue to be significant in 2002 and an important part of our Messenger commercialization strategy.

  Interest Income

      Interest income consists of earnings on our cash and cash equivalents. Interest income increased $1.4 million (321%) from $436,000 in 1999 to $1.8 million in 2000 and increased $1.1 million (61%) to $2.9 million in 2001. These increases were due to higher average cash balances that resulted primarily from the sale of preferred stock in 1999 and common stock in 2000, offset by significant interest rate reductions in 2001. In October 2000, we received approximately $91.5 million in net proceeds from our initial public offering of 6,670,000 shares of common stock.

  Interest Expense

      Interest expense consists of interest we pay on capital leases used to finance certain equipment purchases. Interest expense decreased $49,000 (27%) from $181,000 in 1999 to $132,000 in 2000 and decreased $49,000 (37%) to $83,000 in 2001. These decreases were due to reduced leasing activity and lower average principal balances as we paid down our existing capital lease obligations.

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

  Income Taxes

      We have realized a net loss from operations for each period since we began doing business. As of December 31, 2001, we had accumulated approximately $62 million of net operating loss carryforwards for federal income tax purposes. These carryforwards expire between 2009 and 2021. The annual use of these net operating loss carryforwards may be limited in the event of a cumulative change in ownership of more than 50%.

Liquidity and Capital Resources

      At December 31, 2001, our cash and cash equivalents totaled $48.3 million. Prior to October 2000, we financed our operations primarily through the private sale of our equity securities, resulting in net proceeds of $36.5 million through September 30, 2000. In October 2000, we received approximately $91.5 million in net proceeds from the initial public offering of 6,670,000 shares of our common stock. To a lesser extent, we have financed our equipment purchases through lease financings.

      Net cash used in operations increased $4.3 million (55%) from $7.8 million in 1999 to $12.1 million in 2000 and increased $11.5 million (95%) to $23.6 million in 2001. Net cash used in operations in 1999 resulted primarily from a net loss, less depreciation and amortization, of $8.4 million, partially offset by an increase of $592,000 in accrued liabilities. Net cash used in operations in 2000 resulted primarily from a net loss, less depreciation and amortization and fair value of warrants issued, of $12.8 million and increases of $588,000 in accounts receivable, $1.3 million in inventory and $334,000 in other assets, partially offset by increases of $2.8 million in accounts payable and accrued liabilities. Net cash used in operations in 2001 resulted from a net loss, less depreciation and amortization, of $21.7 million, increases of $797,000 in inventory and $2.1 million in other assets and a decrease of $702,000 in accounts payable, partially offset by a decrease of $506,000 in accounts receivable and an increase of $729,000 in accrued liabilities.

      Net cash used in investing activities increased $5.4 million (270%) from $2.0 million in 1999 to $7.4 million in 2000 and increased $7.4 million (100%) to $14.8 million in 2001. Investing activities in 1999, 2000 and 2001 consisted primarily of property and equipment purchases in connection with expansion of our manufacturing and research and development facilities, which were completed by December 31, 2001.

      Net cash provided by financing activities increased $81.6 million (722%) from $11.3 million in 1999 to $92.9 million in 2000 and decreased $92.7 million (100%) to $200,000 in 2001. Funds provided in 1999 resulted primarily from private offerings of our preferred stock and from the exercise of common stock warrants and options. Funds provided in 2000 resulted primarily from the initial public offering of 6,670,000 shares of our common stock, resulting in net proceeds of approximately $91.5 million. Funds provided in 2001 resulted primarily from the exercise of common stock warrants and options, including proceeds from our employee stock purchase plan, partially offset by principal payments on our outstanding capital leases.

      We conduct our operations in three primary functional currencies: the U.S. dollar, the European Union euro and the Mexican peso. Historically, neither fluctuations in foreign exchange rates nor changes in foreign economic conditions have had a significant impact on our financial condition or results of operations. We currently do not hedge our foreign currency exposures and are therefore subject to the risk of exchange rates. We may invoice our international customers in U.S. dollars, euros and Mexican pesos, as the case may be. We are exposed to foreign exchange rate fluctuations as the financial results of foreign subsidiaries are translated into U.S. dollars in consolidation. Foreign exchange rate fluctuations did not have a material impact on our financial results in 2000 or 2001.

      The following are our contractual obligations as of December 31, 2001 associated with our capital and operating lease obligations:

	Payments Due by Period

	(in thousands)
		Less Than	1-3	4-5	After 5
	Total	1 Year	Years	Years	Years

Capital lease obligations	$396	$254	$141	$1	$—
Operating leases	15,452	1,902	5,603	3,241	4,706

Total contractual cash obligations	$15,848	$2,156	$5,744	$3,242	$4,706

      Our operating expenditures have increased significantly since our inception. We currently anticipate that our operating expenses will significantly exceed net product sales and that net losses and working capital requirements will consume a material amount of our cash resources. We believe that the balance of our cash and cash equivalents at December 31, 2001 will be sufficient to meet our anticipated cash needs for net losses, working capital and capital expenditures for at least the next 18 months.

      In the future, we may require additional funds to support our working capital requirements or for other purposes and may seek to raise such additional funds through public or private equity financing or through other sources, such as credit facilities. We may be unable to obtain adequate or favorable financing at that time or at all. The sale of additional equity securities could result in dilution to our shareholders.

Significant Accounting Policies, Estimates and Judgments

      Our significant accounting policies are more fully described in Note 1 to our consolidated financial statements. Certain of our accounting policies require the application of significant judgment by management in selecting the appropriate assumptions for calculating financial estimates. By their nature, these judgments are subject to an inherent degree of uncertainty. These judgments are based on historical experience, terms of existing contracts, commonly accepted industry practices, information provided by our customers and other assumptions that we believe are reasonable under the circumstances. Our estimates and assumptions are reviewed periodically and the effects of revisions are reflected in the consolidated financial statements in the period they are determined to be necessary. Actual results may differ from these estimates under different assumptions or conditions. Our significant accounting policies and estimates include:

  Revenue Recognition

      We sell our product through independent, third-party distributors. Our contracts with those distributors provide no price protection or product-return rights. We recognize revenue from product sales, net of sales allowances, when product is shipped to our distributors and all of our significant obligations have been satisfied, unless acceptance provisions or other contingencies exist. If acceptance provisions or contingencies exist, revenue is recognized after such provisions or contingencies have been satisfied. Sales allowances represent allowances granted to independent distributors for sales and marketing support, product warehousing and delivery and information exchange and are based on a percentage of sales. Sales allowances are accrued when the related product sales revenues are recognized and are paid to distributors when the distributors sell the product and report the sales data to us, usually on a quarterly basis. We also record an allowance for warranty claims based on a percentage of sales, at the time revenues are recognized. The warranty reserve percentage, which has ranged between one and two percent, is reviewed periodically and adjusted as necessary, based on our experience and future estimations.

  Accounts Receivable and Allowance for Doubtful Accounts

      Accounts receivable balances are reported net of related liabilities for sales allowances payable. In determining the adequacy of the allowance for doubtful accounts, we consider a number of factors, including the aging of the accounts receivable portfolio, customer payment trends, the financial condition of our customers, historical bad debts and current economic trends. Based upon our analysis of outstanding net accounts receivable at December 31, 2001, no allowance for doubtful accounts was recorded.

  Inventory

      Our inventory is valued at the lower of cost or market on an average cost basis. We regularly review inventory balances to determine whether a write-down is necessary. We consider various factors in making this determination, including recent sales history and predicted trends, industry market conditions and general economic conditions. In 2001, we recorded inventory write-downs totaling approximately $1.7 million.

  Valuation of Property and Equipment

      We periodically review the carrying values of our property and equipment to determine whether such assets have been impaired. An impairment loss must be recorded pursuant to SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of,” when the undiscounted net cash flows to be realized from the use of such assets are less than their carrying value. The determination of undiscounted net cash flows requires us to make many estimates, projections and assumptions, including the lives of the assets, future sales and expense levels, additional capital investments or expenditures necessary to maintain the assets, industry market trends and general and industry economic conditions. Based upon our analysis of net cash flows to be realized from our investments in property and equipment at December 31, 2001, no impairment loss was recorded. Changes in the factors listed above or other factors could result in significantly different cash flow estimates and an impairment charge.

Recent Accounting Pronouncements

      SFAS No. 141 — In June 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 141, “Business Combinations,” which requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting. As a result, use of the pooling-of-interests method is prohibited for business combinations initiated thereafter. SFAS No. 141 also established criteria for the separate recognition of intangible assets acquired in a business combination. Implementation of this statement will not impact us upon adoption.

      SFAS No. 142 — In June 2001, the FASB issued SFAS No. 142, “Goodwill and Other Intangible Assets,” which requires that goodwill and certain other intangible assets having indefinite lives no longer be amortized to earnings but instead be subject to periodic testing for impairment. Intangible assets determined to have definitive lives will continue to be amortized over their useful lives. This statement is effective for our 2002 fiscal year, and early adoption is permitted. However, goodwill and intangible assets acquired after June 30, 2001 are subject immediately to the non-amortization provisions of the statement. Implementation of this statement will not impact us upon adoption.

      SFAS No. 143 — In June 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations,” which provides the accounting requirements for retirement obligations associated with tangible long-lived assets. This statement requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. This statement is effective for our 2002 fiscal year, and early adoption is permitted. The adoption of SFAS No. 143 is not expected to have a material impact on our consolidated results of operations, financial position or cash flows.

      SFAS No. 144 — In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” which excludes from the definition of long-lived assets goodwill and other intangibles that are not amortized in accordance with SFAS No. 142. SFAS No. 144 requires that long-lived assets to be disposed of by sales be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. SFAS No. 144 also expands the reporting of discontinued operations to include components of an entity that have been or will be disposed of rather than limiting such discontinuance to a segment of a business. This statement is effective for our 2002 fiscal year, and early adoption is permitted. We are currently evaluating the impact of SFAS No. 144 to determine the effect, if any, it may have on our consolidated results of operations, financial position or cash flows.

Item 7A.     Quantitative and Qualitative Disclosures About Market Risk.

      We do not currently hold any derivative instruments and we do not engage in hedging activities. Also, we do not have any outstanding variable interest rate debt and currently do not enter into any material transactions denominated in foreign currency. Because of the relatively short-term average maturity of our investment funds, such investments are sensitive to interest rate movements. Therefore, our future interest income may be adversely impacted by changes in interest rates. We believe that the market risk arising from cash equivalents is not material.

Item 8.     Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors of

EDEN Bioscience Corporation:

      We have audited the accompanying consolidated balance sheets of EDEN Bioscience Corporation as of December 31, 2001 and 2000, and the related consolidated statements of operations, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

      In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of EDEN Bioscience Corporation as of December 31, 2001 and 2000, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States.

/s/ ARTHUR ANDERSEN LLP

Seattle, Washington

January 22, 2002

EDEN BIOSCIENCE CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

ASSETS

	December 31,

	2000	2001

Current assets:
Cash and cash equivalents	$86,556,865	$48,327,022
Accounts receivable	595,470	89,128
Inventory	1,321,241	2,117,953
Other current assets	236,458	897,825

Total current assets	88,710,034	51,431,928
Property and equipment, net	9,479,872	22,385,662
Other assets	310,715	1,721,413

Total assets	$98,500,621	$75,539,003

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,415,730	$906,557
Accrued liabilities	3,238,398	3,967,113
Current portion of capital lease obligations	275,316	216,452

Total current liabilities	4,929,444	5,090,122
Capital lease obligations, net of current portion	330,394	129,916
Other long-term liabilities	—	325,157

Total liabilities	5,259,838	5,545,195

Commitments and contingencies
Shareholders’ equity:
Preferred stock, $.01 par value, 10,000,000 shares authorized; no shares issued and outstanding at December 31, 2000 and 2001	—	—
Common stock, $.0025 par value, 100,000,000 shares authorized; issued and outstanding shares — 23,894,680 shares at December 31, 2000; 24,099,944 shares at December 31, 2001	59,737	60,250
Additional paid-in capital	131,844,183	132,326,759
Deferred stock option compensation expense	(28,625)	(10,145)
Cumulative translation adjustment	—	(33,577)
Accumulated deficit	(38,634,512)	(62,349,479)

Total shareholders’ equity	93,240,783	69,993,808

Total liabilities and shareholders’ equity	$98,500,621	$75,539,003

The accompanying notes are an integral part of these statements.

EDEN BIOSCIENCE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,

	1999	2000	2001

Revenues:
Product sales, net of sales allowances	$—	$1,229,067	$3,496,002
Consulting services	114,620	—	—

Net revenues	114,620	1,229,067	3,496,002

Operating expenses:
Cost of goods sold	—	661,590	4,878,900
Research and development	7,543,436	9,567,817	12,528,967
Selling, general and administrative	2,208,486	6,039,601	12,557,328

Total operating expenses	9,751,922	16,269,008	29,965,195

Loss from operations	(9,637,302)	(15,039,941)	(26,469,193)

Other income (expense):
Interest income	435,742	1,802,946	2,896,108
Interest expense	(181,159)	(131,978)	(82,969)
Fee and fair value of warrants	—	(2,281,524)	—
Loss on disposal of assets	(11,859)	(9,591)	(58,913)

Total other income (expense)	242,724	(620,147)	2,754,226

Loss before income taxes	(9,394,578)	(15,660,088)	(23,714,967)
Provision for income taxes	—	—	—

Net loss	$(9,394,578)	$(15,660,088)	$(23,714,967)

Basic and diluted net loss per share	$(5.23)	$(1.89)	$(0.99)

Weighted average shares outstanding used to compute net loss per share	1,902,281	8,289,947	23,967,711

The accompanying notes are an integral part of these statements.

EDEN BIOSCIENCE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

						Common	Deferred
	Outstanding Shares					Stock	Stock	Accumulated		Total
					Additional	Subscrip-	Option	Other		Share-
	Preferred	Common	Preferred	Common	Paid-in	tions	Compen-	Compre-	Accumulated	holders’
	Stock	Stock	Stock	Stock	Capital	Receivable	sation	hensive Loss	Deficit	Equity

Balance at December 31, 1998	9,693,956	1,822,916	$96,940	$4,557	$24,562,677	$(54,647)	$(239,204)	$—	$(13,025,258)	$11,345,065
Net loss	—	—	—	—	—	—	—	—	(9,394,578)	(9,394,578)
Sale of preferred stock	52,440	—	524	—	6,292,276	—	—	—	—	6,292,800
Exercise of warrants	—	831,882	—	2,080	5,821,094	—	—	—	(554,588)	5,268,586
Offering costs	—	—	—	—	(25,113)	—	—	—	—	(25,113)
Interest on subscriptions receivable	—	—	—	—	—	(4,360)	—	—	—	(4,360)
Exercise of stock options	—	40,000	—	100	24,900	—	—	—	—	25,000
Amortization of stock option compensation expense	—	—	—	—	—	—	92,868	—	—	92,868

Balance at December 31, 1999	9,746,396	2,694,798	97,464	6,737	36,675,834	(59,007)	(146,336)	—	(22,974,424)	13,600,268
Net loss	—	—	—	—	—	—	—	—	(15,660,088)	(15,660,088)
Sale of common stock	—	6,670,000	—	16,675	100,033,325	—	—	—	—	100,050,000
Offering costs	—	—	—	—	(8,588,716)	—	—	—	—	(8,588,716)
Fair value of warrants granted	—	—	—	—	1,981,524	—	—	—	—	1,981,524
Conversion of preferred stock upon effectiveness of initial public offering	(9,746,396)	13,794,104	(97,464)	34,485	62,979	—	—	—	—	—
Exercise of warrants	—	399,114	—	998	1,120,285	—	—	—	—	1,121,283
Interest on subscriptions receivable	—	—	—	—	—	(3,149)	—	—	—	(3,149)
Exercise of stock options	—	336,664	—	842	558,952	—	—	—	—	559,794
Amortization of stock option compensation expense	—	—	—	—	—	—	117,711	—	—	117,711
Repayment of note receivable from shareholder	—	—	—	—	—	62,156	—	—	—	62,156

Balance at December 31, 2000	—	23,894,680	—	59,737	131,844,183	—	(28,625)	—	(38,634,512)	93,240,783
Comprehensive loss:
Net loss	—	—	—	—	—	—	—	—	(23,714,967)	(23,714,967)
Cumulative translation adjustment	—	—	—	—	—	—	—	(33,577)	—	(33,577)

Total comprehensive loss	—	—	—	—	—	—	—	—	—	(23,748,544)
Sale of common stock	—	46,597	—	116	325,156	—	—	—	—	325,272
Exercise of warrants	—	41,839	—	105	96,914	—	—	—	—	97,019
Exercise of stock options	—	116,828	—	292	60,506	—	—	—	—	60,798
Amortization of stock option compensation expense	—	—	—	—	—	—	18,480	—	—	18,480

Balance at December 31, 2001	—	24,099,944	$—	$60,250	$132,326,759	$—	$(10,145)	$(33,577)	$(62,349,479)	$69,993,808

The accompanying notes are an integral part of these statements.

EDEN BIOSCIENCE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,

	1999	2000	2001

Cash flows from operating activities:
Net loss	$(9,394,578)	$(15,660,088)	$(23,714,967)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation	1,019,464	909,425	2,016,127
Amortization of stock option compensation expense	92,868	117,711	18,480
Interest income on subscriptions receivable	(4,360)	(3,149)	—
Loss on disposition of fixed assets	11,859	9,591	58,913
Fair value of warrants issued	—	1,981,524	—
Deferred rent payable	—	—	240,374
Changes in assets and liabilities:
Accounts receivable	(5,063)	(587,772)	505,965
Inventory	—	(1,321,241)	(796,712)
Other assets	(81,298)	(333,793)	(2,072,744)
Accounts payable	(72,022)	690,019	(702,449)
Accrued liabilities	591,983	2,138,380	728,640
Other long-term liabilities	—	—	84,783

Net cash used in operating activities	(7,841,147)	(12,059,393)	(23,633,590)

Cash flows from investing activities:
Purchases of property and equipment	(2,040,171)	(7,358,527)	(14,838,234)
Proceeds from disposal of equipment	—	—	75,617

Net cash used in investing activities	(2,040,171)	(7,358,527)	(14,762,617)

Cash flows from financing activities:
Reduction in capital lease obligations	(296,155)	(336,982)	(278,760)
Proceeds from issuance of stock	11,586,386	101,731,077	483,089
Offering costs	(25,113)	(8,588,716)	—
Repayment of notes receivable from shareholders	—	62,156	—

Net cash provided by financing activities	11,265,118	92,867,535	204,329

Effect of foreign currency exchange rates on cash and cash equivalents	—	—	(37,965)

Net increase (decrease) in cash and cash equivalents	1,383,800	73,449,615	(38,229,843)
Cash and cash equivalents at beginning of period	11,723,450	13,107,250	86,556,865

Cash and cash equivalents at end of period	$13,107,250	$86,556,865	$48,327,022

Supplemental disclosures:
Cash paid for interest	$181,159	$131,978	$82,969
Current liabilities for property and equipment	184,100	672,236	196,600
Assets acquired through capital leases	168,297	90,641	19,418

The accompanying notes are an integral part of these statements.

EDEN BIOSCIENCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 1. Organization and Summary of Significant Accounting Policies

Organization and Business

      EDEN Bioscience Corporation (“EDEN” or the “Company”) was incorporated in Washington state on July 18, 1994. EDEN is a plant technology company focused on developing, manufacturing and marketing innovative natural products for agriculture. Prior to August 2000, the Company was a development stage corporation. In August 2000, the Company began selling its initial product, Messenger.

      The Company is subject to a number of risks similar to other companies in a comparable stage of development, including, among others: dependence on a single product and the successful development and commercialization of that product; the need for increased growth in demand for the Company’s product; reliance on independent distributors and retailers to sell the Company’s product; competition from other companies with greater financial, technical and marketing resources; and other risks associated with being a new enterprise and commercializing a new technology.

Principles of Consolidation

      The consolidated financial statements include the accounts of EDEN and its wholly owned subsidiaries. Intercompany transactions and balances have been eliminated.

Estimates Used in Financial Statement Preparation

      The preparation of financial statements in conformity with generally accepted accounting principles in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Examples include depreciable lives of property and equipment; expense accruals; and provisions for sales allowances, warranty claims, inventory valuation and bad debts. Such estimates and assumptions are based on historical experience, where applicable, and other assumptions that we believe are reasonable under the circumstances. Estimates and assumptions are reviewed periodically and the effects of revisions are reflected in the consolidated financial statements in the period they are determined to be necessary. Actual results could differ from these estimates.

Cash and Cash Equivalents

      The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. Cash equivalents are stated at cost, which approximates market.

Inventory

      Inventory is valued at the lower of average cost or market. Costs include material, labor and overhead. The Company provides inventory allowances based on its estimate of excess and/or obsolete inventory. During the year ended December 31, 2001, the Company recorded approximately $1.7 million in such allowances.

Financial Instruments and Concentrations of Credit Risk

      Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash and cash equivalents, accounts receivable, accounts payable, accrued liabilities and capital lease obligations. Financial instruments, including those listed above, that are short-term and/or that have little or no market risk are estimated to have a fair value equal to book value. Deposits with banks may exceed the amount of insurance provided on such deposits; however, these deposits typically may be redeemed upon demand and,

EDEN BIOSCIENCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

therefore, bear minimal risk. The Company’s credit risk is managed by investing its excess cash in high-quality money market instruments and securities of the U.S. government.

Property and Equipment

      Equipment and leasehold improvements are stated at historical cost. Improvements and replacements are capitalized. Maintenance and repairs are expensed when incurred. The provision for depreciation and amortization is determined using straight-line and accelerated methods, which allocate costs over their estimated useful lives of two to twenty years. On January 1, 2001, the Company adopted the units-of-production method of depreciation for manufacturing equipment placed into service after that date. Equipment leased under capital leases is depreciated over the shorter of the equipment’s estimated useful life or lease term, which ranges between three to five years.

      Long-lived assets are reviewed for impairment whenever events or circumstances indicate that the carrying value may not be recoverable. In reviewing for impairment, the Company compares the carrying value of such assets to the undiscounted cash flows expected from the use of the assets and their eventual disposition. When necessary, an impairment loss is recognized equal to the difference between the assets’ fair value and their carrying value. As of December 31, 2001, no such impairment losses had been recorded.

Other Assets

      Other assets consist principally of restricted investments held as deposits in connection with the Company’s operating lease of its research and development, manufacturing and headquarters facilities.

Revenues

      The Company recognizes revenue from product sales, net of sales allowances, when product is shipped to its distributors and all significant obligations of the Company have been satisfied, unless acceptance provisions or other contingencies exist. If acceptance provisions or contingencies exist, revenue is recognized after such provisions or contingencies have been satisfied. Distributors do not have price protection or product return rights. Revenues from consulting arrangements are recognized as the Company performs activities under the terms of each agreement. The Company provides an allowance for warranty claims based on reasonable expectations. Shipping and handling costs related to product sales are paid by the Company and are included in cost of goods sold.

      Sales allowances represent allowances granted to independent distributors for sales and marketing support, product warehousing and delivery and information exchange and are based on a percentage of sales. Sales allowances are accrued when the related product sales revenues are recognized and are paid to distributors when the distributors sell the product and report the sales data to the Company, usually on a quarterly basis. Gross product sales and sales allowances were as follows:

	Year Ended December 31,

	2000	2001

Gross product sales	$2,016,517	$5,360,737
Sales allowances	(787,450)	(1,864,735)

Product sales, net of sales allowances	$1,229,067	$3,496,002

Cost of Goods Sold

      Cost of goods sold includes all direct and indirect costs incurred in the manufacturing process; shipping and handling and other costs necessary to deliver product to distributors; inventory write-downs; and idle capacity charges during periods of non-production.

EDEN BIOSCIENCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Advertising Costs

      Advertising costs are expensed as incurred. During the years ended December 31, 1999, 2000 and 2001, the Company incurred advertising expenses of $122,517, $1,010,333 and $2,266,114, respectively.

Research and Development Expenses

      Research and development costs are expensed as incurred.

Stock Compensation

      The Company has elected to apply the disclosure-only provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation.” Accordingly, the Company accounts for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No 25, “Accounting for Stock Issued to Employees,” and related interpretations.

Income Taxes

      The Company accounts for income taxes under the provisions of SFAS No. 109, “Accounting for Income Taxes.” SFAS No. 109 requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the differences between the financial reporting and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.

Foreign Currency Translation

      Balance sheet accounts of the Company’s foreign operations are translated from foreign currencies into U.S. dollars at period-end exchange rates while income and expenses are translated at average exchange rates during the period. Translation gains or losses related to net assets located outside the U.S. are shown as a component of shareholders’ equity. Gains and losses resulting from foreign currency transactions, which are denominated in a currency other than the entity’s functional currency, are included in the Consolidated Statements of Operations. There were no significant gains or losses on foreign currency transactions in 1999, 2000 or 2001.

Recent Accounting Pronouncements

      New accounting statements issued, but not yet adopted by the Company, include the following:

      SFAS No. 141 — In June 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 141, “Business Combinations,” which requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting. As a result, use of the pooling-of-interests method is prohibited for business combinations initiated thereafter. SFAS No. 141 also established criteria for the separate recognition of intangible assets acquired in a business combination. Implementation of this statement will not impact the Company upon the adoption date.

      SFAS No. 142 — In June 2001, the FASB issued SFAS No. 142, “Goodwill and Other Intangible Assets,” which requires that goodwill and certain other intangible assets having indefinite lives no longer be amortized to earnings, but instead be subject to periodic testing for impairment. Intangible assets determined to have definitive lives will continue to be amortized over their useful lives. This statement is effective for the Company’s 2002 fiscal year, and early adoption is permitted. However, goodwill and intangible assets acquired after June 30, 2001 are subject immediately to the non-amortization provisions of the statement. Implementation of this statement will not impact the Company upon the adoption date.

EDEN BIOSCIENCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

      SFAS No. 143 — In June 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations,” which provides the accounting requirements for retirement obligations associated with tangible long-lived assets. This statement requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. This statement is effective for the Company’s 2002 fiscal year, and early adoption is permitted. The adoption of SFAS No. 143 is not expected to have a material impact on the Company’s consolidated results of operations, financial position or cash flows.

      SFAS No. 144 — In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” which excludes from the definition of long-lived assets goodwill and other intangibles that are not amortized in accordance with SFAS No. 142. SFAS No. 144 requires that long-lived assets to be disposed of by sales be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. SFAS No. 144 also expands the reporting of discontinued operations to include components of an entity that have been or will be disposed of rather than limiting such discontinuance to a segment of a business. This statement is effective for the Company’s 2002 fiscal year, and early adoption is permitted. The Company is currently evaluating the impact of SFAS No. 144 to determine the effect, if any, it may have on the Company’s consolidated results of operations, financial position or cash flows.

Reclassifications

      Certain reclassifications have been made in prior years’ financial statements to conform to classifications used in the current year.

Net Loss per Share

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

      The computation of basic and diluted net loss per share is as follows:

	Year Ended December 31,

	1999	2000	2001

Net loss as reported	$(9,394,578)	$(15,660,088)	$(23,714,967)
Inducement to exercise warrants	(554,588)	—	—

Adjusted net loss	$(9,949,166)	$(15,660,088)	$(23,714,967)

Weighted average common shares outstanding	1,902,281	8,289,947	23,967,711

Basic and diluted net loss per share	$(5.23)	$(1.89)	$(0.99)

      Shares issuable pursuant to stock options and warrants that have not been included in the above calculations because they are antidilutive totaled 1,982,358, 2,678,980 and 3,001,408 for the years ended December 31, 1999, 2000 and 2001, respectively.

EDEN BIOSCIENCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

 2. Shareholders’ Equity

Preferred Stock

      The Company has authorized 10,000,000 shares of convertible preferred stock with a par value of $.01 per share. All outstanding shares of convertible preferred stock were converted into 13,794,104 shares of common stock on September 26, 2000, the effective date of the Company’s initial public offering. There were no shares of convertible preferred stock outstanding at December 31, 2001.

Common Stock

      The Company has authorized 100,000,000 shares of common stock with a par value of $.0025 per share. Upon inception, the Company issued to the founders 1,500,000 shares of common stock in receipt for notes totaling $45,000 and bearing interest at 7.75% per annum, due in July 2004. During 1995, one of the founders terminated employment and sold 218,750 shares to the Company at $.05 per share plus forgiveness of the associated note receivable. The remaining notes receivable were repaid during 2000.

      On October 2, 2000, the Company closed its initial public offering of 6,670,000 shares of common stock, including the underwriters’ over-allotment option, at a purchase price of $15.00 per share for proceeds of approximately $91.5 million, net of underwriters’ fees, commissions and offering costs.

Common Stock Options

      During 2000, the shareholders and Board of Directors approved the 2000 Stock Incentive Plan (the “2000 Plan”). Upon completion of the Company’s initial public offering, the 2000 Plan replaced the 1995 Combined Incentive and Nonqualified Stock Option Plan (the “1995 Plan”) for the purpose of all future stock incentive awards. All reserved but ungranted shares under the 1995 Plan and any shares subject to outstanding options under the 1995 Plan that expire or are otherwise cancelled without being exercised will be added to the shares available under the 2000 Plan.

      The Board of Directors has the authority to determine all matters relating to options to be granted under the 1995 Plan and 2000 Plan, including designation as incentive or nonqualified stock options, the selection of individuals to be granted options, the number of shares to be subject to each grant, the exercise price, the term and vesting period, if any. Generally, options vest over periods ranging from three to five years and expire 10 years from date of grant. The Board of Directors reserved an initial total of 1,500,000 shares of common stock under the 2000 Plan, plus an automatic annual increase, to be added on the first day of the Company’s fiscal year beginning in 2002, equal to the lesser of (a) 1,500,000 shares; (b) 5% of the outstanding shares of common stock on a fully diluted basis as of the end of the immediately preceding year; and (c) a lesser amount as may be determined by the Board of Directors. No additional shares were added to the 2000 Plan on January 1, 2002.

      At December 31, 2001, the Company had reserved 1,777,953 shares of common stock for issuance under the 1995 Plan, all of which had been granted, and 2,327,085 shares for issuance under the 2000 Plan, including 827,085 shares transferred from the 1995 Plan. Options totaling 962,650 under the 2000 Plan had been granted

EDEN BIOSCIENCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

at December 31, 2001, leaving 1,364,435 options available for future grant. The following table summarizes stock option activity:

		Weighted
	Number of	Average Exercise
	Shares	Price Per Share

Balance at December 31 1998	1,246,000	1.53
Options granted	321,700	4.88
Options cancelled	(47,500)	2.78
Options exercised	(40,000)	0.63

Balance at December 31, 1999	1,480,200	2.24
Options granted	1,303,950	11.03
Options cancelled	(71,150)	4.52
Options exercised	(336,664)	1.66

Balance at December 31, 2000	2,376,336	7.08
Options granted	1,044,150	9.11
Options cancelled	(553,251)	9.90
Options exercised	(126,632)	0.87

Balance at December 31, 2001	2,740,603	7.57

      The following table summarizes stock option information at December 31, 2001:

	Options Outstanding
				Options Exercisable
		Weighted-
		Average	Weighted-		Weighted-
Range of	Number	Remaining	Average	Number	Average
Exercise Prices	Outstanding	Contractual Life	Exercise Price	Outstanding	Exercise Price

$0.40 – 1.00	451,701	5.47	$0.93	424,531	$0.93
2.00 – 3.50	226,668	6.71	3.00	202,998	2.95
4.00 – 6.50	513,084	8.03	5.69	141,666	5.53
7.00 – 10.00	658,200	9.75	7.16	—	—
11.75 – 14.00	890,950	8.89	13.48	220,416	14.00

	2,740,603	8.19	7.57	989,611	4.91

      Stock options exercisable were 431,831 and 466,497 at December 31, 1999 and 2000, respectively. The weighted-average exercise prices of options exercisable were $1.06 and $1.09 at December 31, 1999 and 2000, respectively.

      The Company records compensation expense over the vesting period for the difference between the exercise price and the fair market value for financial reporting purposes of stock options granted. In conjunction with grants made in 1998, the Company recognized compensation expense for these stock options of $92,868, $117,711 and $18,480 in 1999, 2000 and 2001, respectively. At December 31, 2001, the unearned compensation expense was $10,145. The weighted average grant date fair value of these options was $2.81.

      The Company has adopted the disclosure-only provisions of SFAS No. 123. Had compensation expense been recognized on stock options issued based on the fair value of the options at the date of grant and

EDEN BIOSCIENCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

recognized over the vesting period, the Company’s net loss would have been increased to the pro forma amounts indicated below:

	December 31,

	1999	2000	2001

Net Loss:
As reported	$(9,394,578)	$(15,660,088)	$(23,714,967)
Pro forma	(9,808,862)	(17,433,632)	(26,273,800)
Basic and diluted net loss per share:
As reported	$(5.23)	$(1.89)	$(0.99)
Pro forma	(5.45)	(2.10)	(1.10)

      The per-share weighted average grant date fair value of options granted was $3.95 in 1999, $8.65 in 2000 and $6.90 in 2001. Prior to completion of the Company’s initial public offering in October 2000, the fair value of each option grant was estimated on the date of grant using the fair value based method prescribed by SFAS No. 123 for private companies, which considers only the time value of money. The fair value of stock options granted subsequent to Company’s initial public offering was determined using the Black-Scholes model. The following weighted average assumptions were used to perform the calculations:

	December 31,

	1999	2000	2001

Expected dividend yield	—	—	—
Risk-free interest rate	4.50%	5.50%	4.24%
Expected life (years)	4.7	4.6	5.0
Volatility	—	—	105%

Common Stock Warrants

      Purchasers of Series F convertible preferred stock (“Series F”) received warrants to purchase 948,984 common shares at $5.00, $7.00 and $9.00 per share. The $7.00 and $9.00 purchase price increased to $7.50 and $10.00, respectively, in April 2000 when the Company received notice from the Environmental Protection Agency of its approval of the Company’s product registration application and request for exemption from tolerance. In 1999, the Company offered holders of $5.00, $7.00 and $9.00 warrants the opportunity to exchange one of each warrant plus $19 for three shares of common stock. A total of 831,882 warrants were exchanged under this offer for proceeds of $5,268,587 in 1999. A total of $554,588 was charged to accumulated deficit and credited to additional paid-in capital for the effect of the inducement offered to warrant holders. A total of 116,702 Series F warrants were exercised in 2000 for proceeds of $860,162. The remaining 400 Series F warrants expired unexercised on June 30, 2000.

      Between 1996 and 1998, the Company issued warrants to purchase 375,822 shares of common stock at prices from $0.50 to $5.00 per share to placement agents for the sale of convertible preferred stock. A total of 315,017 of these warrants have been exercised for proceeds of $348,905. The remaining 60,805 warrants are exercisable immediately and expire in 2002 or 2003. The weighted average exercise price of the remaining warrants outstanding at December 31, 2001 was $3.59.

      In October 1996, the Company issued warrants to purchase 9,234 shares of common stock at a price of $1.00 per share to an equipment lessor. The warrants were exercised in 2000 for proceeds of $9,234.

      In August 2000, the Company issued warrants to purchase 200,000 shares of the Company’s common stock at an exercise price of $15.00 per share in connection with the establishment of credit facilities with Stephens Group, Inc. and the WBW Trust Number One. The warrants are currently exercisable and expire in August 2005. The Company recorded an expense of approximately $2.0 million in 2000 for the fair value of

EDEN BIOSCIENCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

the warrants issued in connection with the credit facilities (see Note 6). The per-share issue date fair value of $9.91 was determined using the Black-Scholes option pricing model with assumptions of 0% expected dividend rate, 5.00% risk-free interest rate, 5 years expected life and 60% volatility.

Employee Stock Purchase Plan

      The 2000 Employee Stock Purchase Plan (the “2000 Stock Purchase Plan”) was implemented in October 2000 at the completion of the Company’s initial public offering. The 2000 Stock Purchase Plan allows employees to purchase common stock through payroll deductions of up to 15% of their annual compensation. No employee may purchase common stock worth more than $25,000 in any calendar year, valued as of the first day of each offering period. In addition, no more than an aggregate of 125,000 shares can be purchased in any six-month purchase period and no employee may purchase more than 1,000 shares in any six month-purchase period.

      The 2000 Stock Purchase Plan utilizes twenty-four month offering periods, each of which consists of four six-month purchase periods, with purchases being made on the last day of each such period. Offering periods begin on each May 1 and November 1. The price of the common stock purchased under the 2000 Stock Purchase Plan will be the lesser of 85% of the fair market value on the first day of an offering period and 85% of the fair market value on the last day of a purchase period.

      The 2000 Stock Purchase Plan authorizes the issuance of a total of 500,000 shares of common stock, plus an automatic annual increase, to be added on the first day of the Company’s fiscal year beginning in 2002, equal to the lesser of (a) 250,000 shares; (b) 1% of the outstanding shares of common stock as of the end of the immediately preceding fiscal year on a fully diluted basis; and (c) a lesser amount determined by the Board of Directors. No additional shares were added to the 2000 Stock Purchase Plan on January 1, 2002. A total of 46,597 shares of stock were purchased under the plan in 2001, for total proceeds of $325,272.

 3. Licensing Agreement

      In May 1995, the Company entered into an exclusive worldwide licensing agreement with Cornell Research Foundation for certain patents, patent applications and biological material relating to harpin proteins and related technology. The license agreement terminates on the expiration date of the last-to-expire licensed patent covered by the agreement. As consideration for the license, the Company issued 400,000 shares of common stock to Cornell Research Foundation, has funded certain research and development activities at Cornell University and has agreed to pay a royalty on net sales of products that incorporate the licensed technology, subject to certain minimum annual royalty payments.

 4. Inventory

      Inventory, at average cost, consists of the following:

	December 31,

	2000	2001

Raw materials	$602,465	$934,824
Work in process	379,417	82,069
Finished goods	339,359	1,101,060

Total inventory	$1,321,241	$2,117,953

EDEN BIOSCIENCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

 5. Property and Equipment

      Property and equipment, at cost, consists of the following:

	December 31,

	2000	2001

Equipment	$4,246,033	$12,889,967
Equipment under capital leases	1,174,262	714,626
Leasehold improvements	1,291,927	12,486,376
Construction in progress	5,246,799	96,883

Total property and equipment	11,959,021	26,187,852
Less accumulated depreciation and amortization	(2,479,149)	(3,802,190)

Net property and equipment	$9,479,872	$22,385,662

      For the years ended December 31, 1999, 2000 and 2001, the Company recorded depreciation expense of $1,019,464, $909,425 and $2,016,127, respectively.

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

      In connection with the Credit Facilities, the Company paid loan commitment fees of $200,000 to Stephens Group and $100,000 to WBW Trust. The Company also issued warrants to purchase 133,333 shares of its common stock at $15 per share to Stephens Group and warrants to purchase 66,667 shares of its common stock at $15 per share to WBW Trust. The warrants are currently exercisable and expire in August 2005. The Company recorded an expense of approximately $2.3 million in 2000 for the loan commitment fee and fair value of the warrants related to the Credit Facilities.

      One of the Company’s directors, William T. Weyerhaeuser, is trustee for the WBW Trust Number One. Stephens Group, Inc. beneficially owns approximately 10% of the Company’s common stock and Jon E. M. Jacoby, a director of the Company, is also a director and an executive vice president of Stephens Group, Inc.

 7.     Accrued Liabilities

      Accrued liabilities consist of the following:

	December 31,

	2000	2001

Compensation and benefits	$1,542,700	$1,397,639
Research and development field trials	550,013	1,113,546
Sales and marketing expense	415,267	389,775
Insurance premiums	—	342,320
Other	730,418	723,833

Total accrued liabilities	$3,238,398	$3,967,113

EDEN BIOSCIENCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

 8.     Commitments and Contingencies

Leases

      The Company has entered into non-cancelable lease agreements involving equipment and facilities through the year 2011. Rent expense under these leases totaled $313,659, $407,667 and $858,588 for 1999, 2000 and 2001, respectively. Future minimum payments under these leases, as of December 31, 2001, are as follows:

	Capital	Operating

2002	$254,391	$1,902,025
2003	109,640	1,854,652
2004	19,389	1,875,804
2005	12,136	1,872,156
2006	760	1,809,464
2007 and later	—	6,137,500

Total minimum lease payments	396,316	$15,451,601

Less amount representing interest	(49,948)

Present value of net minimum lease payments	346,368
Less current portion	(216,452)

Capital lease obligation, net of current portion	$129,916

Legal Proceedings

      According to the United States Patent and Trademark Office Trademark Trial and Appeal Board web site, Eden Foods, Inc. filed six petitions between October 2001 and February 2002 with the Trademark Trial and Appeal Board to cancel six of our federal registrations for the trademarks “EDEN” and “EDEN Bioscience.” The petitions assert that our registrations and use of the trademarks “EDEN” and “EDEN Bioscience” are likely to cause confusion with consumers and dilute the strength of Eden Foods, Inc.’s trademarks. The relief sought by the petitions is the cancellation of the registrations. We believe the petitions are without merit and have filed answers to each of the petitions denying the claims of likelihood of confusion and dilution.

 9.     Major Customers

      Product sales revenue resulted from sales to two distributors in 2000 and seven distributors in 2001. Net sales to United Agri Products, a subsidiary of ConAgra Foods, Inc., accounted for $1.1 million (89%) of net revenues in 2000 and $2.5 million (71%) of net revenues in 2001. Accounts receivable from United Agri Products totaled $453,000 (76%) at December 31, 2000 and $57,000 (64%) at December 31, 2001. Net sales to Triangle Chemical Company accounted for $138,000 (11%) of net revenues in 2000 and were less than 10 percent of net revenues in 2001. Accounts receivable from Triangle Chemical Company totaled $138,000 (23%) at December 31, 2000. Net sales to Western Farm Service accounted for $420,000 (12%) of net revenues in 2001. No amounts were due from Western Farm Service at December 31, 2001.

EDEN BIOSCIENCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10.  Restructuring Charges and Other Costs

      The Company recorded restructuring costs of $248,544 for severance and other costs associated with workforce reductions that occurred during 2001. These costs are recorded in the consolidated statements of operations as a component of research and development expense or selling, general and administrative expense, depending upon the classification of the affected employees. Although the Company’s restructuring plan was executed by the end of 2001, payment of certain restructuring costs will continue through the second quarter of 2002. Restructuring costs are summarized as follows:

	Total	Non-Cash	Cash	Liabilities at
	Charges	Charges	Payments	Year-End

2001	$248,544	$—	$196,512	$52,032

      Of the 33 employees included in the workforce reductions, five worked in research and development and the remainder worked in a variety of other areas, principally manufacturing and facilities, sales and marketing and administration. During 2001, the Company recorded a charge of approximately $480,000 in connection with the resignation of the former President and CEO. At December 31, 2001, approximately $427,000 of this amount was unpaid and will be paid out through August 2003.

11.  Defined Contribution Plan

      The EDEN Bioscience Corporation 401(k) Plan and Trust (the “Plan”) was established in 1997 and revised in 2001. The current Plan covers all employees of the Company who are at least 21 years old. The Plan includes a provision for deferral of up to 100% of participant compensation, subject to IRS limitations, and a discretionary employer match at an amount to be determined by the Company’s Board of Directors. To date, the Company has made no contributions to the Plan. Company contributions, if made, will vest over three years.

12.  Income Taxes

      The Company did not record an income tax benefit for any of the periods presented because it has experienced operating losses since inception. The Company’s total tax net operating loss carry forwards were approximately $62 million at December 31, 2001 and expire between 2009 and 2021. The significant components of the deferred tax asset were as follows:

	2000	2001

Net operating loss carry forward	$12,260,000	$21,673,000
Other	271,000	181,000

Deferred tax asset	12,531,000	21,854,000
Deferred tax asset valuation allowance	(12,531,000)	(21,854,000)

Net deferred tax asset	$—	$—

      The valuation allowance on deferred tax assets increased by $5.1 million and $9.3 million during 2000 and 2001, respectively. Pursuant to Sections 382 and 383 of the Internal Revenue Code, annual use of the Company’s net operating loss and credit carry forwards may be limited in the event of a cumulative change in ownership of more than 50%. The difference between the statutory tax rate of approximately 35% and the tax benefit of zero recorded by the Company is due to the Company’s full valuation allowance against net deferred tax assets.

EDEN BIOSCIENCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13.  Quarterly Financial Data (Unaudited)

      The following table summarizes selected unaudited quarterly financial data for each quarter of the years ended December 31, 2000 and 2001.

	Three Months Ended

	March 31	June 30	September 30	December 31

Fiscal year 2000:
Net revenues	$—	$—	$616,969	$612,098
Loss from operations	(3,180,103)	(3,846,981)	(3,638,165)	(4,384,283)
Net loss	(3,058,124)	(3,681,189)	(5,971,553)	(2,949,222)
Basic and diluted net loss per share	(1.11)	(1.48)	(1.59)	(0.12)
Common stock trading range:
High	—	—	$34.25	$43.25
Low	—	—	27.75	25.38

Fiscal year 2001:
Net revenues	$2,481,423	$575,454	$439,125	$—
Loss from operations	(3,610,684)	(8,652,890)	(6,484,431)	(7,721,188)
Net loss	(2,470,521)	(7,869,775)	(5,918,421)	(7,456,250)
Basic and diluted net loss per share	(0.10)	(0.33)	(0.25)	(0.31)
Common stock trading range:
High	$35.75	$23.05	$12.94	$7.69
Low	9.94	7.45	6.35	3.92

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

      None.

PART III

Item 10.     Directors and Executive Officers of the Registrant.

      The information required by this item is incorporated by reference from the sections captioned “Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” contained in our proxy statement for the 2002 annual meeting of shareholders, to be filed with the Commission pursuant to Regulation 14A not later than 120 days after December 31, 2001.

Item 11.     Executive Compensation.

      The information required by this item is incorporated by reference from the sections captioned “Executive Compensation” and “Election of Directors — Compensation of Directors” contained in our proxy statement for the 2002 annual meeting of shareholders, to be filed with the Commission pursuant to Regulation 14A not later than 120 days after December 31, 2001.

Item 12.     Security Ownership of Certain Beneficial Owners and Management.

      The information required by this item is incorporated by reference from the section captioned “Security Ownership of Certain Beneficial Owners and Management” contained in our proxy statement for the 2002 annual meeting of shareholders, to be filed with the Commission pursuant to Regulation 14A not later than 120 days after December 31, 2001.

Item 13.     Certain Relationships and Related Transactions.

      None.

PART IV

Item 14.     Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

      The following documents are being filed as part of this report on Form 10-K.

(a) Financial Statements.

(b) No reports on Form 8-K were filed during the quarter ended December 31, 2001.

(c) Exhibits.

Exhibit
Number	Description

3.1	Restated Articles of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to EDEN’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2000 (Commission File No. 0-31499)).
3.2	Third Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.2 to EDEN’s Registration Statement on Form S-1, as amended (Commission File No. 333-41028), initially filed with the SEC on July 7, 2000).
9.1	Form of Voting Trust Agreement between Stephens-EBC, LLC and James Sommers, as Trustee (incorporated by reference to Exhibit 9.1 to EDEN’s Registration Statement on Form S-1, as amended (Commission File No. 333-41028), initially filed with the SEC on July 7, 2000).
10.1†	Exclusive License Agreement, dated May 1, 1995, between Cornell Research Foundation, Inc. and the Registrant, as amended as of June 2, 2000 (incorporated by reference to Exhibit 10.1 to EDEN’s Registration Statement on Form S-1, as amended (Commission File No. 333-41028), initially filed with the SEC on July 7, 2000).
10.2	Lease, dated November 4, 1996, between Koll Real Estate Group for Knoll North Creek Business Park and the Registrant (incorporated by reference to Exhibit 10.2 to EDEN’s Registration Statement on Form S-1, as amended (Commission File No. 333-41028), initially filed with the SEC on July 7, 2000).
10.3	1995 Combined Incentive and Nonqualified Stock Option Plan (incorporated by reference to Exhibit 10.3 to EDEN’s Registration Statement on Form S-1, as amended (Commission File No. 333-41028), initially filed with the SEC on July 7, 2000).
10.4	2000 Stock Incentive Plan (incorporated by reference to Exhibit 10.4 to EDEN’s Registration Statement on Form S-1, as amended (Commission File No. 333-41028), initially filed with the SEC on July 7, 2000).
10.5	2000 Employee Stock Purchase Plan, as amended (incorporated by reference to Exhibit 10.5 to EDEN’s Registration Statement on Form S-1, as amended (Commission File No. 333-41028), initially filed with the SEC on July 7, 2000).
10.6	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.6 to EDEN’s Registration Statement on Form S-1, as amended (Commission File No. 333-41028), initially filed with the SEC on July 7, 2000).
10.7	Employment Agreement, dated August 16, 2000, between the Registrant and Jerry L. Butler (incorporated by reference to Exhibit 10.7 to EDEN’s Registration Statement on Form S-1, as amended (Commission File No. 333-41028), initially filed with the SEC on July 7, 2000).
10.8	Employment Agreement, dated August 16, 2000, between the Registrant and Zhongmin Wei (incorporated by reference to Exhibit 10.8 to EDEN’s Registration Statement on Form S-1, as amended (Commission File No. 333-41028), initially filed with the SEC on July 7, 2000).
10.10	Change of Control Agreement, dated August 16, 2000, between the Registrant and Bradley S. Powell (incorporated by reference to Exhibit 10.10 to EDEN’s Registration Statement on Form S-1, as amended (Commission File No. 333-41028), initially filed with the SEC on July 7, 2000).
10.11	Change of Control Agreement, dated August 16, 2000, between the Registrant and Zhongmin Wei (incorporated by reference to Exhibit 10.11 to EDEN’s Registration Statement on Form S-1, as amended (Commission File No. 333-41028), initially filed with the SEC on July 7, 2000).
10.12	Credit Agreement, dated August 16, 2000, between Stephens Group, Inc. and the Registrant (incorporated by reference to Exhibit 10.12 to EDEN’s Registration Statement on Form S-1, as amended (Commission File No. 333-41028), initially filed with the SEC on July 7, 2000).
10.13	Credit Agreement, dated August 16, 2000, between WBW Trust Number One, and the Registrant (incorporated by reference to Exhibit 10.13 to EDEN’s Registration Statement on Form S-1, as amended (Commission File No. 333-41028), initially filed with the SEC on July 7, 2000).

Exhibit
Number	Description

10.14	Lease, dated January 12, 2001, between EDEN Bioscience Corporation and Ditty Properties Limited Partnership (incorporated by reference to Exhibit 10.14 to EDEN’s Annual Report on Form 10-K (Commission File No. 0-31499), filed with the SEC on March 29, 2001).
10.15 *	Letter agreement, dated January 28, 2002, between the Registrant and Bradley S. Powell.
11.1*	Statement re computation of per share loss.
21.1*	Subsidiaries of the Registrant.
23.1*	Consent of Arthur Andersen LLP.
99.1*	Letter to the SEC, dated March 25, 2002, regarding assurances from Arthur Andersen LLP.

*	Filed herewith.

†	In accordance with Rule 202 of Regulation S-T; portions of the exhibit have been filed in paper pursuant to a continuing hardship exemption. Confidential treatment has been granted with respect to portions of this exhibit.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Bothell, State of Washington, on March 29, 2002.

EDEN BIOSCIENCE CORPORATION

/s/ BRADLEY S. POWELL
_______________________________________ Bradley S. Powell,
Interim President, Chief Financial Officer
and Secretary

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities indicated below on March 29, 2002.

Signature	Title

/s/ BRADLEY S. POWELL Bradley S. Powell	Interim President, Chief Financial Officer and Secretary (Principal Executive and Financial and Accounting Officer)

/s/ WILLIAM T. WEYERHAEUSER William T. Weyerhaeuser	Chairman of the Board of Directors

/s/ JON E. M. JACOBY Jon E. M. Jacoby	Director

/s/ ALBERT A. JAMES Albert A. James	Director

/s/ AGATHA L. MAZA Agatha L. Maza	Director

/s/ OSCAR C. SANDBERG Oscar C. Sandberg	Director

/s/ JOHN W. TITCOMB, JR. John W. Titcomb, Jr.	Director