Form 10-Q
period 2002-03-31
EDEN BIOSCIENCE CORP
filed 2002-04-26
CIK 930095

UNITED STATES SECURITIES AND
EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]     Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2002

or

[   ]     Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                     to

Commission File Number 0-31499

EDEN Bioscience Corporation

(Exact name of registrant as specified in its charter)

Washington (State or other jurisdiction of incorporation or organization)	91-1649604 (IRS Employer Identification No.)

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
Yes   [X]     No   [   ]

State the number of shares outstanding of each of the registrant’s classes of common equity, as of the latest practicable date:

Class	Outstanding as of April 24, 2002

Common Stock, $.0025 Par Value	24,217,640

EDEN Bioscience Corporation

PART I — FINANCIAL INFORMATION

Item 1.   Financial Statements

EDEN BIOSCIENCE CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS

	December 31,	March 31,
	2001	2002

		(Unaudited)
Current assets:
Cash and cash equivalents	$48,327,022	$41,548,277
Accounts receivable	89,128	560,678
Inventory	2,117,953	2,357,613
Other current assets	897,825	895,838

Total current assets	51,431,928	45,362,406
Property and equipment, net	22,385,662	21,688,085
Other assets	1,721,413	1,710,031

Total assets	$75,539,003	$68,760,522

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$906,557	$750,917
Accrued liabilities	3,967,113	2,944,064
Current portion of capital lease obligations	216,452	191,759

Total current liabilities	5,090,122	3,886,740
Capital lease obligations, net of current portion	129,916	88,032
Other long-term liabilities	325,157	307,197

Total liabilities	5,545,195	4,281,969

Commitments and contingencies
Shareholders’ equity:
Preferred stock, $.01 par value, 10,000,000 shares authorized; no shares issued and outstanding at December 31, 2001 and March 31, 2002	—	—
Common stock, $.0025 par value, 100,000,000 shares authorized; issued and outstanding shares - 24,099,944 shares at December 31, 2001; 24,217,640 shares at March 31, 2002	60,250	60,544
Additional paid-in capital	132,326,759	132,326,465
Deferred stock option compensation expense	(10,145)	(7,610)
Cumulative translation adjustment	(33,577)	(46,650)
Accumulated deficit	(62,349,479)	(67,854,196)

Total shareholders’ equity	69,993,808	64,478,553

Total liabilities and shareholders’ equity	$75,539,003	$68,760,522

The accompanying notes are an integral part of these statements.

EDEN BIOSCIENCE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended March 31,

	2001	2002

Product sales, net of sales allowances	$2,481,423	$555,007
Operating expenses:
Cost of goods sold	974,603	692,323
Research and development	2,097,954	2,895,474
Selling, general and administrative	3,023,078	2,681,899

Total operating expenses	6,095,635	6,269,696

Loss from operations	(3,614,212)	(5,714,689)

Other income (expense):
Interest income	1,165,138	223,135
Interest expense	(24,975)	(13,163)
Gain on disposal of assets	3,528	—

Total other income	1,143,691	209,972

Loss before income taxes	(2,470,521)	(5,504,717)
Provision for income taxes	—	—

Net loss	$(2,470,521)	$(5,504,717)

Basic and diluted net loss per share	$(0.10)	$(0.23)

Weighted average shares outstanding used to compute net loss per share	23,908,272	24,166,638

The accompanying notes are an integral part of these statements.

EDEN BIOSCIENCE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,

	2001	2002

Cash flows from operating activities:
Net loss	$(2,470,521)	$(5,504,717)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation	380,560	777,027
Amortization of stock option compensation expense	4,620	2,535
Gain on disposal of fixed assets	(3,528)	—
Deferred rent payable	137,405	34,323
Changes in assets and liabilities:
Accounts receivable	(1,428,187)	(471,558)
Inventory	(1,142,188)	(239,181)
Other assets	(1,627,009)	13,508
Accounts payable	231,585	(154,616)
Accrued liabilities	47,531	(1,023,309)
Other long-term liabilities	32,500	(52,283)

Net cash used in operating activities	(5,837,232)	(6,618,271)

Cash flows from investing activities:
Purchases of property and equipment	(5,509,163)	(78,650)
Proceeds from disposal of equipment	4,820	—

Net cash used in investing activities	(5,504,343)	(78,650)

Cash flows from financing activities:
Reduction in capital lease obligations	(71,380)	(66,577)
Proceeds from exercise of stock options	19,166	—

Net cash used in financing activities	(52,214)	(66,577)

Effect of foreign currency exchange rates on cash and cash equivalents	—	(15,247)

Net decrease in cash and cash equivalents	(11,393,789)	(6,778,745)
Cash and cash equivalents at beginning of period	86,556,865	48,327,022

Cash and cash equivalents at end of period	$75,163,076	$41,548,277

Supplemental disclosures:
Cash paid for interest	$24,975	$13,163

The accompanying notes are an integral part of these statements.

EDEN BIOSCIENCE CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Information as of and for the three months ended March 31, 2001 and 2002 is unaudited)

1.	Organization and Summary of Significant Accounting Policies

Organization and Business

     EDEN Bioscience Corporation (the “Company”) was incorporated in the State of Washington on July 18, 1994. The Company is a plant technology company focused on developing, manufacturing and marketing innovative, natural protein-based products for agriculture and began sales of its initial product, Messenger®, in August 2000.

Basis of Presentation

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The balance sheet at December 31, 2001 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These financial statements and notes should be read in conjunction with the financial statements and notes for the year ended December 31, 2001 included in the Company’s Annual Report on Form 10-K, which was filed with the Securities and Exchange Commission on March 29, 2002.

     In the opinion of management, the unaudited condensed consolidated financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to state fairly the financial information set forth therein. Results of operations for the three months ended March 31, 2002 are not necessarily indicative of the results expected for the full fiscal year or for any future period.

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

Property and Equipment

     Equipment and leasehold improvements are stated at historical cost. Improvements and replacements are capitalized. Maintenance and repairs are expensed when incurred. The provision for depreciation is determined using straight-line and accelerated methods, which allocate costs over estimated useful lives of two to 20 years. On January 1, 2001, the Company adopted the units-of-production method of depreciation for manufacturing equipment placed into service after that date. Equipment leased under capital leases is depreciated over the shorter of the equipment’s estimated useful life or lease term, which ranges between three to five years.

Revenue

     The Company recognizes revenue from product sales, net of sales allowances, when product is delivered to distributors and all significant obligations of the Company have been satisfied, unless acceptance provisions or other contingencies exist. If acceptance provisions or contingencies exist, revenue is recognized after such provisions or contingencies have been satisfied. Distributors do not have price protection or product return rights. The Company provides an allowance for warranty claims based on reasonable expectations. Shipping and handling costs related to product sales are paid by the Company and are included in cost of goods sold.

EDEN BIOSCIENCE CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Information as of and for the three months ended March 31, 2001 and 2002 is unaudited)

     Sales allowances represent allowances granted to independent distributors for sales and marketing support, product warehousing and delivery and information exchange and are based on a percentage of sales. Sales allowances are accrued when the related product sales revenues are recognized and are paid to distributors when the distributors sell the product and report the sales data to the Company, usually on a quarterly basis. Gross product sales and sales allowances are as follows:

	Three Months Ended March 31,

	2001	2002

Gross product sales	$3,840,952	$726,233
Sales allowances	(1,359,529)	(171,226)

Product sales, net of sales allowances	$2,481,423	$555,007

Net Loss Per Share

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

	As of March 31,

	2001	2002

Options to purchase common stock	2,342,670	2,421,268
Warrants to purchase common stock	302,644	260,805

2.	Inventory

     Inventory, at average cost, consists of the following:

	December 31,	March 31,
	2001	2002

Raw materials	$934,824	$944,789
Work in process	82,069	221,302
Finished goods	1,101,060	1,191,522

Total inventory	$2,117,953	$2,357,613

3.	Property and Equipment

     Property and equipment, at cost, consist of the following:

	December 31,	March 31,
	2001	2002

Equipment	$12,986,850	$13,139,705
Equipment under capital lease	714,626	641,758
Leasehold improvements	12,486,376	12,486,376

	26,187,852	26,267,839
Less accumulated depreciation	(3,802,190)	(4,579,754)

Net property and equipment	$22,385,662	$21,688,085

     For the three months ended March 31, 2001 and 2002, the Company recorded depreciation expense of $380,560 and $777,027, respectively.

EDEN BIOSCIENCE CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Information as of and for the three months ended March 31, 2001 and 2002 is unaudited)

4.	Accrued Liabilities

     Accrued liabilities consist of the following:

	December 31,	March 31,
	2001	2002

Compensation and benefits	$1,397,639	$1,355,301
Research and development field trial expenses	1,113,546	569,921
Sales and marketing expenses	389,775	219,908
Insurance premiums	342,320	171,160
Other	723,833	627,774

Total accrued liabilities	$3,967,113	$2,944,064

5.	Stock Options and Warrants

     The following table summarizes stock option activity since December 31, 2001:

Number of
Options

Balance at December 31, 2001	2,740,603
Options granted	20,000
Options cancelled	(139,335)
Options exercised	(200,000)

Balance at March 31, 2002	2,421,268

     The Company has elected to apply the disclosure-only provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation.” Accordingly, the Company accounts for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations.

     No warrants to purchase shares of our common stock were issued during the three-month period ended March 31, 2002.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     This discussion and analysis should be read in conjunction with our unaudited condensed consolidated financial statements and accompanying notes included in this document and with the 2001 audited financial statements and notes thereto included in our Annual Report on Form 10-K, which was filed with the Securities and Exchange Commission on March 29, 2002.

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

Overview

     We are a plant technology company focused on developing, manufacturing and marketing innovative, natural protein-based products for agriculture. We have a fundamentally new, patented and proprietary technology that we believe will improve crop production and plant protection worldwide. We believe our technology and initial product, Messenger, offer innovative solutions versus traditional plant protection and crop enhancement alternatives and, importantly, avoid the substantial and growing public resistance to chemical pesticides and gene-based biotechnology. Commercial sales of Messenger began in August 2000.

     We have incurred significant operating losses since inception. As of March 31, 2002, we had an accumulated deficit of $67.9 million. We incurred net losses of $2.5 million and $5.5 million for the quarters ended March 31, 2001 and 2002, respectively. Total operating expenses increased $200,000 (3%) from $6.1 million in the first quarter of 2001 to $6.3 million in the quarter ended March 31, 2002. We expect to incur additional net losses as we proceed with the commercialization of Messenger and the development of new products and technologies.

Results of Operations

Three Months Ended March 31, 2001 and 2002

Revenue

     We recognize revenue from product sales when (a) the product is delivered to independent distributors, (b) we have satisfied all of our significant obligations and (c) any acceptance provisions or other contingencies have been satisfied. We do not offer price or inventory protection or product return rights to our distributors. We generated our first product sales revenue in August 2000. All product sales revenue to date has resulted from sales of Messenger, our only product, to distributors in the United States. Product sales revenue is reported net of applicable sales allowances, as follows:

	Three Months Ended March 31,

	2001	2002

Gross product sales	$3,840,952	$726,233
Sales allowances	(1,359,529)	(171,226)

Product sales, net of sales allowances	$2,481,423	$555,007

     Gross product sales revenue for the first quarter of 2002 was $726,000, a decrease of $3.1 million (82%) from $3.8 million in the comparable quarter of 2001. Sales were made to seven distributors in the first quarter of 2002 and to six distributors in the initial quarter of 2001. Gross sales to the following distributors exceeded 10% of our total sales in the first quarters of 2001 and 2002:

	Three Months Ended March 31,

	2001	2002

AgRx, Inc.	$—	$186,469
Montgomery Farmers Co-op	—	72,675
United Agri Products	2,749,433	161,718
Western Farm Service	602,831	121,388

     Some of our major distributors, particularly in our Southern business unit, currently hold significant inventories of Messenger. In 2000, we shipped 453,000 ounces of Messenger to our distributors. We estimate that 66,000 ounces were sold by our distributors to growers in 2000 and 387,000 ounces remained in distributors’ inventories at December 31, 2000. In 2001, we shipped 1,225,000 ounces of Messenger to our distributors. We estimate that 596,000 ounces were sold by our distributors to growers in 2001 and 1,016,000 ounces remained in distributors’ inventories at December 31, 2001. In the first quarter of 2002, we shipped 167,000 ounces of Messenger to our distributors. We estimate that 144,000 ounces were sold by our distributors to growers in the first quarter of 2002 and 1,039,000 ounces remained in distributor’s inventories at March 31, 2002. We do not expect distributors that have significant inventories of Messenger to place additional orders for Messenger until their current inventories are reduced. We are working with our distributors and growers to reduce distributors’ inventories of Messenger.

Sales Allowances

     Sales allowances represent allowances granted to independent distributors for sales and marketing support, product warehousing and delivery and information exchange and are based on a percentage of sales. Sales allowances are accrued when the related product sales revenue is recognized and are paid to distributors when the distributors sell the product and report the sales data to us, usually on a quarterly basis. Sales allowances were $171,000 (24% of gross product sales) for the first quarter of 2002, a reduction of $1.2 million (86%) from $1.4 million (35% of gross product sales) in the comparable quarter of 2001. Sales allowances as a percentage of gross product sales have declined as we have increased the number of distributors. We expect 2002 sales allowances to average approximately 25-30% of gross product sales.

Cost of Goods Sold

     Cost of goods sold includes the cost of raw materials, labor and overhead required to manufacture, package and ship Messenger for sale and for promotional purposes. Cost of goods sold was $692,000 (125% of net revenues) in the first quarter of 2002 compared to $975,000 (39% of net revenues) in the first quarter of 2001. Cost of goods sold in the first quarter of 2002 includes approximately $377,000 of manufacturing overhead costs incurred while our manufacturing plant was not in production and approximately $144,000 of costs associated with Messenger used for promotional purposes. We expect to incur idle capacity charges in the future and will continue to take steps to reduce staffing and other costs in this area to lower these charges during periods of non-production.

Research and Development Expenses

     Research and development expenses consist primarily of personnel, field trial, laboratory, patent and facility expenses. Research and development expenses increased $798,000 (38%) from $2.1 million in the first quarter of 2001 to $2.9 million in the same quarter of 2002. This increase resulted primarily from higher personnel, regulatory and development costs in Europe and Mexico and increased facilities and related costs in the United States, offset by reductions in personnel costs and research supplies in the United States. Research and development costs will continue to be significant in 2002 as we continue to pursue regulatory approvals, conduct field research on Messenger and develop new products.

Selling, General and Administrative Expenses

     Selling, general and administrative expenses consist of personnel and related expenses for sales and marketing, executive and administrative personnel; advertising, marketing and professional fees; and other corporate expenses. Selling, general and administrative expenses decreased $341,000 (11%) from $3.0 million in the first quarter of 2001 to $2.7 million in the same period of 2002. This decrease resulted primarily from reductions in personnel costs, travel costs and supplies, offset by increases in insurance, recruiting and facilities costs. Selling, general and administrative expenses, particularly sales, marketing and promotional expenses, will continue to be significant in 2002 and an important part of our Messenger commercialization strategy.

Interest Income

     Interest income consists of earnings on our cash and cash equivalents. Interest income decreased $1.0 million (83%) from $1.2 million in the first quarter of 2001 to $223,000 in the same quarter of 2002. This decrease was due in part to significantly lower average cash balances available for investment in the current year and to significant interest rate reductions that occurred last year.

Interest Expense

     Interest expense consists of interest we pay on capital leases used to finance certain equipment purchases. Interest expense decreased $12,000 (48%) from $25,000 in the first quarter of 2001 to $13,000 in the same quarter of 2002. This decrease was due to reduced leasing activity and lower average principal balances as we paid down our existing capital lease obligations.

Income Taxes

     We have generated a net loss from operations for each period since we began doing business. As of December 31, 2001, we had accumulated approximately $62 million of net operating loss carryforwards for federal income tax purposes. These carryforwards expire between 2009 and 2021. The annual use of these net operating loss carryforwards may be limited in the event of a cumulative change in ownership of more than 50%.

Liquidity and Capital Resources

     At March 31, 2002, our cash and cash equivalents totaled $41.5 million. Prior to October 2000, we financed our operations primarily through the private sale of our equity securities, resulting in net proceeds of $36.5 million through September 30, 2000. In October 2000, we received approximately $91.5 million in net proceeds from the initial public offering of 6,670,000 shares of our common stock. To a lesser extent, we have financed our equipment purchases through lease financings.

     Net cash used in operations increased $781,000 (13%) from $5.8 million in the first quarter of 2001 to $6.6 million in same quarter of 2002. Net cash used in operations in the first quarter of 2001 resulted primarily from a net loss of $2.1 million, after adding back depreciation expense of $381,000, and fluctuations in various asset and liability balances totaling $3.7 million. Net cash used in operations in the first quarter of 2002 resulted primarily from a net loss of $4.7 million, after adding back depreciation expense of $777,000, and fluctuations in various asset and liability balances totaling $1.9 million.

     Net cash used in investing activities decreased $5.4 million (98%) from $5.5 million in the first quarter of 2001 to $79,000 in the first quarter of 2002. Investing activities in the first quarter of 2001 consisted primarily of property and equipment purchases in connection with expansion of our manufacturing and research and development facilities, which were completed by December 31, 2001.

     Net cash used in financing activities increased $15,000 (29%) from $52,000 in the first quarter of 2001 to $67,000 in the same quarter of 2002. The primary use of funds in both quarters was to pay down principal on our outstanding capital leases, offset by $19,000 of proceeds from the exercise of stock options in the first quarter of 2001.

     We conduct our operations in three primary functional currencies: the U.S. dollar, the European Union euro and the Mexican peso. Historically, neither fluctuations in foreign exchange rates nor changes in foreign economic conditions have had a significant impact on our financial condition or results of operations. We currently do not hedge our foreign currency exposures and are therefore subject to the risk of exchange rate fluctuations. We may invoice our international customers in U.S. dollars, euros and Mexican pesos, as the case may be. We are exposed to foreign exchange rate fluctuations as the financial results of foreign subsidiaries are translated into U.S. dollars in consolidation. Foreign exchange rate fluctuations did not have a material impact on our financial results in the quarters ended March 31, 2001 and 2002.

     The following are our contractual obligations as of March 31, 2002 associated with our capital and operating lease obligations:

	Payments Due by Period

	(in thousands)
		Less Than	1-3	4-5	After 5
	Total	1 Year	Years	Years	Years

Capital lease obligations	$317	$222	$87	$8	$—
Operating leases	14,963	1,885	3,731	3,567	5,780

Total contractual cash obligations	$15,280	$2,107	$3,818	$3,575	$5,780

     Our operating expenditures have increased significantly since our inception. We currently anticipate that our operating expenses will significantly exceed net product sales and that net losses and working capital requirements will consume a material amount of our cash resources. We believe that the balance of our cash and cash equivalents at March 31, 2002 will be sufficient to meet our anticipated cash needs for net losses, working capital and capital expenditures for at least the next 18 months.

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

Significant Accounting Policies, Estimates and Judgments

     Our significant accounting policies are more fully described in Note 1 to our consolidated financial statements included in our Annual Report on Form 10-K, which was filed with the Securities and Exchange Commission on March 29, 2002. Certain of our accounting policies require the application of significant judgment by management in selecting the appropriate assumptions for calculating financial estimates. By their nature, these judgments are subject to an inherent degree of uncertainty. These judgments are based on historical experience, terms of existing contracts, commonly accepted industry practices, information provided by our customers and other assumptions that we believe are reasonable under the circumstances. Our estimates and assumptions are reviewed periodically and the effects of revisions are reflected in the consolidated financial statements in the period they are determined to be necessary. Actual results may differ from these estimates under different assumptions or conditions. Our significant accounting policies and estimates include:

Revenue Recognition

     We sell our product through independent, third-party distributors. Our contracts with those distributors provide no price protection or product-return rights. We recognize revenue from product sales, net of sales allowances, when product is delivered to our distributors and all of our significant obligations have been satisfied, unless acceptance provisions or other contingencies exist. If acceptance provisions or contingencies exist, revenue is recognized after such provisions or contingencies have been satisfied. Sales allowances represent allowances granted to independent distributors for sales and marketing support, product warehousing and delivery and information exchange and are based on a percentage of sales. Sales allowances are accrued when the related product sales revenues are recognized and are paid to distributors when the distributors sell the product and report the sales data to us, usually on a quarterly basis. We also record an allowance for warranty claims based on a percentage of sales, at the time revenues are recognized. The warranty reserve percentage, which has ranged between one to five percent, is reviewed periodically and adjusted as necessary, based on our experience and future estimations.

Accounts Receivable and Allowance for Doubtful Accounts

     Accounts receivable balances are reported net of related liabilities for sales allowances payable. In determining the adequacy of the allowance for doubtful accounts, we consider a number of factors including the aging of the accounts receivable portfolio, customer payment trends, the financial condition of our customers, historical bad debts and current economic trends. Based upon our analysis of outstanding net accounts receivable at March 31, 2002, no allowance for doubtful accounts was recorded.

Inventory

     Our inventory is valued at the lower of cost or market on an average cost basis. We regularly review inventory balances to determine whether a write-down is necessary. We consider various factors in making this determination, including recent sales history and predicted trends, industry market conditions and general economic conditions. No inventory write-downs were recorded during the three months ended March 31, 2002.

Valuation of Property and Equipment

     We periodically review the carrying values of our property and equipment to determine whether such assets have been impaired. An impairment loss must be recorded pursuant to SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” when the undiscounted net cash flows to be realized from the use of such assets are less than their carrying value. The determination of undiscounted net cash flows requires us to make many estimates, projections and assumptions, including the lives of the assets, future sales and expense levels, additional capital investments or expenditures necessary to maintain the assets, industry market trends and general and industry economic conditions. Based upon our most recent analysis of net cash flows to be realized from our investments in property and equipment, no impairment loss was recorded. Changes in the factors listed above or other factors could result in significantly different cash flow estimates and an impairment charge.

Recent Accounting Pronouncements

     SFAS No. 143 — In June 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations,” which provides the accounting requirements for retirement obligations associated with tangible long-lived assets. This statement requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. This statement is effective for our 2003 fiscal year, and early adoption is permitted. The adoption of SFAS No. 143 is not expected to have a material impact on our consolidated results of operations, financial position or cash flows.

     SFAS No. 144 — In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” which excludes from the definition of long-lived assets goodwill and other intangibles that are not amortized in accordance with SFAS No. 142. SFAS No. 144 requires that long-lived assets to be disposed of through sales be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. SFAS No. 144 also expands the reporting of discontinued operations to include components of an entity that have been or will be disposed of rather than limiting such discontinuance to a segment of a business. This statement is effective for our 2002 fiscal year and was adopted without any impact on our consolidated results of operations, financial position or cash flows.

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

     We have incurred operating losses in each quarter since inception and we expect to continue to incur further operating losses for the foreseeable future. From our inception in July 1994 to March 31, 2002, we have accumulated a deficit of approximately $67.9 million. For the years ended December 31, 2000 and 2001, we had net losses of $15.7 million and $23.7 million, respectively. To date, our revenues have been limited. We expect our future revenues to come primarily from the sale of Messenger, and these sales are highly uncertain. For example, there were no sales of Messenger in the fourth quarter of 2001. Moreover, some of our major distributors, particularly in our Southern business unit, currently hold significant inventories of Messenger. In 2000, we shipped 453,000 ounces of Messenger to our distributors. We estimate that 66,000 ounces were sold by our distributors to growers in 2000 and 387,000 ounces remained in distributors’ inventories at December 31, 2000. In 2001, we shipped 1,225,000 ounces of Messenger to our distributors. We estimate that 596,000 ounces were sold by our distributors to growers in 2001 and 1,016,000 ounces remained in distributors’ inventories at December 31, 2001. In the first quarter of 2002, we shipped 167,000 ounces of Messenger to our distributors. We estimate that 144,000 ounces were sold by our distributors to growers in the first quarter of 2002 and 1,039,000 ounces remained in distributors’ inventories at March 31, 2002. We do not expect distributors that hold significant inventories of Messenger to place additional orders for Messenger until their current inventories are reduced, which will adversely affect our sales and results of operations. We expect to continue to devote substantial resources to maintaining and operating our manufacturing facility and to funding our research and development and sales and marketing activities in the United States and foreign countries. As a result, we will need to generate significant revenues to achieve and maintain profitability. We may never generate profits, and if we do become profitable, we may be unable to sustain or increase profitability on a quarterly or annual basis.

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

     Messenger is currently being stored in large quantities under various conditions by us and by our distributors in the United States. We have conducted laboratory studies that indicate Messenger is stable for at least two years under our recommended storage conditions. No assurance can be given, however, that actual storage conditions will not cause Messenger’s quality to degrade over a shorter time period. If this were to occur, we may have to record inventory write-downs or, if required or we decide to do so, replace product held by distributors or growers, which could adversely impact the market acceptance of Messenger or our results of operations.

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

     Four of our distributors accounted for an aggregate of approximately 75% of our net revenues for the quarter ended March 31, 2002 and 85% of our trade accounts receivable balance as of March 31, 2002. One of these distributors, AgRx, Inc., accounted for approximately 26% of our net revenues and 28% of our trade accounts receivable balance. Montgomery Farmers Co-op accounted for approximately 10% of our net revenues and 11% of our trade accounts receivable balance. United Agri Products, a subsidiary of ConAgra Foods, Inc., accounted for approximately 22% of our net revenue and 46% of our trade accounts receivable balance, and Western Farm Service accounted for approximately 17% of our net revenues. There were no accounts receivable from Western Farm Service at March 31, 2002. We anticipate that we will continue to extend credit to these distributors. If any of these distributors, or any other distributor which purchases a significant amount of our products, were to discontinue purchasing our products at any time, our sales would be adversely affected. In addition, the failure of any of these distributors, or of any other distributor to which we extend a significant amount of credit, to pay its account, now or in the future, may harm our operating results.

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

     In April 2000, we received conditional approval from the EPA to market and sell our first product, Messenger, in the United States. In April 2002, the EPA determined that all conditions for registration had been satisfied and converted the Messenger registration to unconditional. We are also required to obtain regulatory approval from certain state and foreign regulatory authorities before we market Messenger in those jurisdictions. Certain of these jurisdictions may apply different criteria than the EPA in connection with their approval processes. Although we are authorized to sell Messenger in 48 states on virtually all crops for crop production and disease management and in California on strawberries, grapes and fruiting vegetables, such as tomatoes and peppers, for disease management, we have not received approval for Messenger in Colorado or for use on other crops in California. We have also received authorization to sell Messenger in 12 foreign countries, including China, Germany and Ecuador. Our registration in China is temporary and limited to the sale of Messenger for use on several crops, including tomatoes, peppers, rice, cotton and citrus.

     If we significantly modify Messenger’s design as a result of our ongoing research and development projects, additional EPA approvals may be required. Moreover, we cannot assure you that we will be able to obtain approval for marketing additional harpin-based products or product extensions that we may develop. For example, while the EPA has in place a registration procedure for products such as Messenger that is streamlined in comparison to the registration procedure for chemical pesticides, there can be no assurance that all of our products or product extensions will be eligible for the streamlined procedure or that the EPA will not impose additional requirements that could make the procedure more time-consuming and costly for any future products we may develop.

     Even if we obtain all necessary regulatory approvals to market and sell Messenger and any other products we may develop, Messenger and these other products will be subject to continuing review and extensive regulatory requirements. The EPA, as well as state and foreign governmental authorities, could withdraw a previously approved product from the market upon discovery of new information, including an inability to comply with regulatory requirements, the occurrence of unanticipated problems with the product or for other reasons. In addition, federal, state and foreign regulations relating to crop protection products developed through biotechnology are subject to public concerns and political circumstances and, as a result, regulations have changed and may change substantially in the future. These changes may result in limitations on the manufacturing, marketing or use of Messenger or any other products we may develop and commercialize.

Inability to satisfy the conditions of our California registration for strawberries could limit or prevent sales of Messenger in that State.

     Our registration to sell Messenger in California for use on strawberries for disease management is conditioned on the requirement that we submit data from several additional studies within various required timeframes ending on March 31, 2003. There are no conditions on our registration to sell Messenger in California for use on fruiting vegetables and grapes. As required by the California registration for use on strawberries, in April 2001 we submitted to the California Department of Pesticide Regulation the data required by the EPA as a condition of federal registration. We submitted the results of six additional strawberry field trials and other information in December 2001 and March 2002, respectively. We will submit the results of additional studies to the CDPR at various times in 2002 and 2003, in accordance with the conditions of our registration. If we are unable to conduct the studies required by the CDPR in a timely manner, or if the results of the studies are unacceptable to the CDPR, they may not allow the continued use of Messenger on strawberries in California or they may impose limitations on this use of Messenger, which could have a negative impact on our sales. Because EPA and state approvals are required for commercial sales of Messenger, the loss of any of these approvals for any reason would prevent further sales of Messenger in the affected state or nationwide.

Inability to comply with regulations applicable to our facilities and procedures could delay, limit or prevent our research and development or manufacturing activities.

     Our research and development and manufacturing facilities and procedures are subject to continual review and periodic inspection. To comply with the regulations applicable to these facilities and procedures, we must spend funds, time and effort in the areas of production, safety and quality control and assurance to help ensure full technical compliance. If the EPA or another regulator determines that we are not in compliance, regulatory approval of Messenger or any other products we may develop could be revoked, delayed or withheld or we may be required to limit or cease our research and development or manufacturing activities or pay a monetary fine. If we were required to limit or cease our research and development activities, our ability to develop new products would be impaired. In addition, if we were required to limit or cease our manufacturing activities, our ability to produce Messenger in commercial quantities would be impaired or prohibited, which could have an adverse effect on our sales.

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

     Our success depends in part on our ability to expand internationally as we obtain regulatory approvals to market and sell Messenger and any other products we may develop in other countries. We have been conducting field trials in several international locations, and we hired personnel in Europe, Mexico and Africa to develop operations in those regions. International expansion of our operations could impose substantial burdens on our resources, divert management’s attention from domestic operations or otherwise adversely affect our business. Furthermore, international operations are subject to several inherent risks, especially different regulatory requirements and reduced protection of intellectual property rights, that could adversely affect our ability to compete in international markets and could have a negative effect on our operating results.

Inability to address strain on our resources caused by growth could result in ineffective management of our business.

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

The high level of competition in our market may result in price reductions, reduced margins or the inability of our products to achieve market acceptance.

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

     Patent law is still evolving with respect to the scope and enforceability of claims in the fields in which we operate. We are like many biotechnology companies in that our patent protection is highly uncertain and involves complex legal and technical questions for which legal principles are not firmly established. Our patents and those patents for which we have license rights may be challenged, narrowed, invalidated or circumvented. In addition, our issued patents may not contain claims sufficiently broad to protect us against third parties with similar technologies or products, or provide us with any competitive advantage. We are not certain that our pending patent applications will be issued. Moreover, our competitors could challenge or circumvent our patents or pending patent applications.

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

     Our success depends on our ability to operate without infringing the patents and proprietary rights of third parties. Product development is inherently uncertain in a rapidly evolving technological environment in which there may be numerous patent applications pending, many of which are confidential when filed, with regard to similar technologies. Future patents issued to third parties may contain claims that conflict with our patents. Although we believe that Messenger does not infringe the proprietary rights of any third parties, third parties could assert infringement claims against us in the future. Any litigation or interference proceedings, regardless of their merit or outcome, would probably be costly and require significant time and attention of our key management and technical personnel. Litigation or interference proceedings could also force us to:

     •     stop or delay selling, manufacturing or using products that incorporate the challenged intellectual property;

     •     pay damages; or

     •     enter into licensing or royalty agreements that may be unavailable on acceptable terms.

If we do not adequately distinguish Messenger from products that genetically modify plants and certain other products, public concerns over those products could negatively impact market acceptance of Messenger.

     Claims that genetically engineered products are unsafe for consumption or pose a danger to the environment have led to public concerns and negative public attitudes, particularly in Europe. We intend to distinguish Messenger and harpin-related technologies from products that genetically modify plants. While our technology does involve genetic modification in the process of manufacturing Messenger, Messenger and harpin-related technologies are topically applied and do not genetically modify the plant’s DNA. If the public or potential customers perceive Messenger as a product that genetically modifies the plant, Messenger may not gain market acceptance. Similarly, countries that have imposed more restrictive regulations on products that genetically modify plants, including Japan and certain members of the European Union, may perceive Messenger as a product that genetically modifies plants. If so, regulators in those countries may impose more restrictive regulations on Messenger, which could delay, limit or impair our ability to market and sell Messenger in those countries.

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

     We will require substantial additional funding to continue our research and development activities, maintain and operate our manufacturing facilities and commercialize worldwide Messenger and any other products we may develop. If we are unable to generate sufficient cash flow from operations, or obtain funds through additional financing, we may have to delay, curtail or eliminate some or all of our research and development, field testing, marketing or manufacturing programs. We believe that our existing capital resources will be sufficient to support our operations for at least the next 18 months. Our future capital requirements will depend on the success of our operations.

     If our capital requirements vary from our current plans, we may require additional financing sooner than we anticipate. Financing may be unavailable to us when needed or on acceptable terms.

Our operating results are likely to fluctuate, resulting in an unpredictable level of sales and earnings and possibly in a decrease in our stock price.

     Our operating results for a particular quarter or year are likely to fluctuate, which could result in uncertainty surrounding our level of sales and earnings and possibly result in a decrease in our stock price. For example, there were no sales of Messenger in the fourth quarter of 2001. Numerous other factors will contribute to the unpredictability of our operating results. In particular, our sales are expected to be highly seasonal. Sales of plant protection and yield enhancement products are dependent on planting and growing seasons, climatic conditions, economic and other variables, which we expect to result in substantial fluctuations in our quarterly sales and earnings. For example, weather-related events such as droughts and floods, severe heat and frost, hail, tornadoes and hurricanes could decrease demand for our product and any future products we may develop, and have an adverse impact on our operating results from quarter to quarter. In addition, most of our expenses, such as employee compensation and lease payments for facilities and equipment, are relatively fixed. Our expense levels are based, in part, on our expectations regarding future sales. As a result, any shortfall in sales relative to our expectations could cause significant changes in our operating results from quarter to quarter. Other factors may also contribute to the unpredictability of our operating results, including the amount of Messenger carried in inventory by independent distributors and retailers, the size and timing of significant customer transactions, the delay or deferral of customer use of our product and the fiscal or quarterly budget cycles of our customers. For example, customers may purchase large quantities of our product in a particular quarter to store and use over long periods of time, or time their purchases to coincide with the availability of capital, which may cause significant fluctuations in our operating results for a particular quarter or year.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

     We do not currently hold any derivative instruments, and we do not engage in hedging activities. Also, we do not have any outstanding variable rate debt and currently do not enter into any material transactions denominated in foreign currency. Therefore, our direct exposure to interest rate and foreign exchange rate fluctuation is currently not material to our results of operations. We believe that the market risk arising from the financial instruments we hold is not material.

PART II — OTHER INFORMATION

Item 2. Changes in Securities and Use of Proceeds

     On September 26, 2000, the SEC declared effective our Registration Statement on Form S-1, as amended (Registration No. 333-41028), as filed with the SEC in connection with our initial public offering. Proceeds to EDEN, after accounting for $7.0 million in underwriting discounts and commissions and approximately $1.6 million in other expenses of the offering, were approximately $91.5 million.

     To date, of the net offering proceeds, we have used approximately $18.2 million to expand and enhance our manufacturing and research and development and administration facilities, and approximately $32.7 million for working capital and general corporate purposes. The remaining portion of the net offering proceeds has been invested in cash equivalent investments. Our use of the proceeds from the offering does not represent a material change in the use of proceeds described in the prospectus included as part of the Registration Statement.

Item 6. Exhibits and Reports on Form 8-K

The following exhibits are being filed as part of this quarterly report on Form 10-Q.

(a)	Exhibits.

Exhibit
Number	Description

11.1	Statement re computation of per share loss.

(b)	Reports on Form 8-K.

There were no reports on Form 8-K filed during the three months ended March 31, 2002.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EDEN BIOSCIENCE CORPORATION

Date: April 26, 2002

	By:	/s/ Bradley S. Powell

Bradley S. Powell Interim President, Chief Financial Officer and Secretary (principal financial and accounting officer)