Form 10-Q
period 2002-06-30
EDEN BIOSCIENCE CORP
filed 2002-08-12
CIK 930095

UNITED STATES SECURITIES AND
EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2002

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

Yes X        No [   ]

State the number of shares outstanding of each of the registrant’s classes of common equity, as of the latest practicable date:

Class Common Stock, $.0025 Par Value	Outstanding as of August 8, 2002 24,248,322

EDEN Bioscience Corporation

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

EDEN BIOSCIENCE CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

ASSETS

	December 31,	June 30,
	2001	2002

Current assets:
Cash and cash equivalents	$48,327,022	$37,698,658
Accounts receivable	89,128	654,960
Inventory	2,117,953	2,211,059
Other current assets	897,825	832,665

Total current assets	51,431,928	41,397,342
Property and equipment, net	22,385,662	20,979,341
Other assets	1,721,413	1,681,357

Total assets	$75,539,003	$64,058,040

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$906,557	$231,171
Accrued liabilities	4,019,396	3,415,516
Current portion of capital lease obligations	216,452	166,276

Total current liabilities	5,142,405	3,812,963
Capital lease obligations, net of current portion	129,916	55,321
Other long-term liabilities	272,874	341,520

Total liabilities	5,545,195	4,209,804

Commitments and contingencies
Shareholders’ equity:
Preferred stock, $.01 par value, 10,000,000 shares authorized; no shares issued and outstanding at December 31, 2001 and June 30, 2002	—	—
Common stock, $.0025 par value, 100,000,000 shares authorized; issued and outstanding shares - 24,099,944 shares at December 31, 2001; 24,248,322 shares at June 30, 2002	60,250	60,621
Additional paid-in capital	132,326,759	132,400,703
Deferred stock option compensation expense	(10,145)	(5,075)
Cumulative translation adjustment	(33,577)	(44,133)
Accumulated deficit	(62,349,479)	(72,563,880)

Total shareholders’ equity	69,993,808	59,848,236

Total liabilities and shareholders’ equity	$75,539,003	$64,058,040

The accompanying notes are an integral part of these statements.

EDEN BIOSCIENCE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,

	2001	2002	2001	2002

Product sales, net of sales allowances	$575,454	$1,072,529	$3,056,877	$1,627,536
Operating expenses:
Cost of goods sold	2,202,462	1,040,978	3,177,065	1,733,301
Research and development	3,442,974	2,718,742	5,687,701	5,614,216
Selling, general and administrative	3,586,436	2,198,111	6,456,450	4,880,010

Total operating expenses	9,231,872	5,957,831	15,321,216	12,227,527

Loss from operations	(8,656,418)	(4,885,302)	(12,264,339)	(10,599,991)

Other income (expense):
Interest income	805,525	189,512	1,970,663	412,647
Interest expense	(22,410)	(10,287)	(47,385)	(23,450)
Gain (loss) on disposal of assets	3,528	(3,607)	765	(3,607)

Total other income	786,643	175,618	1,924,043	385,590

Loss before income taxes	(7,869,775)	(4,709,684)	(10,340,296)	(10,214,401)
Provision for income taxes	—	—	—	—

Net loss	$(7,869,775)	$(4,709,684)	$(10,340,296)	$(10,214,401)

Basic and diluted net loss per share	$(0.33)	$(0.19)	$(0.43)	$(0.42)

Weighted average shares outstanding used to compute net loss per share	23,953,703	24,237,987	23,931,113	24,202,510

The accompanying notes are an integral part of these statements.

EDEN BIOSCIENCE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,

	2001	2002

Cash flows from operating activities:
Net loss	$(10,340,296)	$(10,214,401)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation	651,848	1,304,117
Amortization of stock option compensation expense	9,240	5,070
Loss (gain) on disposal of fixed assets	(765)	3,607
Deferred rent payable	171,728	68,646
Changes in assets and liabilities:
Accounts receivable	(1,183,134)	(564,871)
Inventory	(986,240)	116,646
Other assets	(1,890,422)	105,514
Accounts payable	862,203	(685,334)
Accrued liabilities	(1,303,673)	(623,834)
Other long-term liabilities	32,500	—

Net cash used in operating activities	(13,977,011)	(10,484,840)

Cash flows from investing activities:
Purchases of property and equipment	(9,300,103)	(112,467)
Proceeds from disposal of equipment	2,733	3,600

Net cash used in investing activities	(9,297,370)	(108,867)

Cash flows from financing activities:
Proceeds from capital equipment leases	19,418	—
Reduction in capital lease obligations	(141,026)	(124,771)
Proceeds from issuance of common stock	287,842	74,315

Net cash provided by (used in) financing activities	166,234	(50,456)

Effect of foreign currency exchange rates on cash and cash equivalents	(20,408)	15,799

Net decrease in cash and cash equivalents	(23,128,555)	(10,628,364)
Cash and cash equivalents at beginning of period	86,556,865	48,327,022

Cash and cash equivalents at end of period	$63,428,310	$37,698,658

Supplemental disclosures:
Cash paid for interest	$47,385	$23,450
Accrued expenses for construction in process	1,565,767	—
Depreciation charges capitalized into inventory	232,174	208,223

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

     In the opinion of management, the unaudited condensed consolidated financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to state fairly the financial information set forth therein. Results of operations for the three months and six months ended June 30, 2002 are not necessarily indicative of the results expected for the full fiscal year or for any future period.

Use of Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Examples include depreciable lives of property and equipment, expenses accruals, provisions for sales allowances, warranty claims, inventory valuation and bad debts. Such estimates and assumptions are based on historical experience, where applicable, and other assumptions that the Company believes are reasonable under the circumstances. We periodically review estimates and assumptions and the effects of revisions are reflected in the consolidated financial statements in the period they are determined to be necessary. Actual results could differ from those estimates.

Property and Equipment

     Equipment and leasehold improvements are stated at historical cost. Improvements and replacements are capitalized. Maintenance and repairs are expensed when incurred. The provision for depreciation is determined using straight-line and accelerated methods, which allocate costs over estimated useful lives of one to 20 years. On January 1, 2001, the Company adopted the units-of-production method of depreciation for manufacturing equipment placed into service after that date. Equipment leased under capital leases is depreciated over the shorter of the equipment’s estimated useful life or lease term, which ranges between three to five years.

Revenue

     The Company recognizes revenue from product sales, net of sales allowances, when product is delivered to distributors and all significant obligations of the Company have been satisfied, unless acceptance provisions or other contingencies exist. If acceptance provisions or contingencies exist, revenue is recognized after such provisions or contingencies have been satisfied. Distributors do not have price protection or product return rights. The Company provides an allowance for warranty claims based on reasonable expectations. Shipping and handling costs related to product sales that are paid by the Company are included in cost of goods sold.

EDEN BIOSCIENCE CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

     Sales allowances represent allowances granted to independent distributors for sales and marketing support, product warehousing and delivery and information exchange and are based on a percentage of sales. Sales allowances are estimated and accrued when the related product sales revenue is recognized and are paid to distributors when the distributors sell the product and report the sales data to the Company, usually on a quarterly basis. Gross product sales and sales allowances are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,

	2001	2002	2001	2002

Gross product sales	$875,486	$1,374,688	$4,716,438	$2,100,921
Sales allowances	(300,032)	(302,159)	(1,659,561)	(473,385)

Product sales, net of sales allowances	$575,454	$1,072,529	$3,056,877	$1,627,536

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

	As of June 30,

	2001	2002

Options to purchase common stock	2,634,537	2,954,496
Warrants to purchase common stock	290,805	260,805

Comprehensive Loss

     The following table summarizes the Company’s comprehensive loss for the three months and six months ended June 30, 2001 and 2002:

	Three Months Ended June 30,		Six Months Ended June 30,

	2001	2002	2001	2002

Net loss	$(7,869,775)	$(4,709,684)	$(10,340,296)	$(10,214,401)
Cumulative translation adjustment	(18,149)	2,517	(18,149)	(10,556)

Total comprehensive loss	$(7,887,924)	$(4,707,167)	$(10,358,445)	$(10,224,957)

Reclassifications

     Certain reclassifications have been made in prior years’ financial statements to conform to classifications used in the current year.

2. Inventory

     Inventory, at average cost, consists of the following:

	December 31,	June 30,
	2001	2002

Raw materials	$934,824	$831,100
Work in process	82,069	363,716
Finished goods	1,101,060	1,016,243

Total inventory	$2,117,953	$2,211,059

EDEN BIOSCIENCE CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. Property and Equipment

     Property and equipment, at cost, consist of the following:

	December 31,	June 30,
	2001	2002

Equipment	$12,986,850	$13,253,730
Equipment under capital leases	714,626	532,042
Leasehold improvements	12,486,376	12,494,585

	26,187,852	26,280,357
Less accumulated depreciation	(3,802,190)	(5,301,016)

Net property and equipment	$22,385,662	$20,979,341

     The Company recorded depreciation of $498,920 and $735,313 for the three months ended June 30, 2001 and 2002, respectively, and $884,022 and $1,512,340 for the six months ended June 30, 2001 and 2002, respectively.

4. Accrued Liabilities

     Accrued liabilities consist of the following:

	December 31,	June 30,
	2001	2002

Compensation and benefits	$1,397,639	$1,332,437
Research and development field trial expenses	1,113,546	462,193
Sales allowances and marketing expenses	389,775	715,392
Warranty	324,249	267,698
Deferred revenue	52,283	220,204
Patent costs	204,885	218,153
Insurance premiums	342,320	—
Other	194,699	199,439

Total accrued liabilities	$4,019,396	$3,415,516

5. Stock Options and Warrants

     The following table summarizes stock option activity since December 31, 2001:

Number of
Options

Balance at December 31, 2001	2,740,603
Options granted	671,000
Options cancelled	(256,107)
Options exercised	(201,000)

Balance at June 30, 2002	2,954,496

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

     On June 17, 2002, the Company offered to exchange certain outstanding options to purchase shares of its common stock granted to its current U.S. employees and officers (other than its Chief Financial Officer and then-Interim President) under the EDEN Bioscience Corporation 1995 Combined Incentive and Nonqualified Stock Option Plan (the “1995 Plan”) and the EDEN Bioscience Corporation 2000 Stock Incentive Plan (the “2000 Plan” and, together with the 1995 Plan, the “Stock Option Plans”) for new options it will grant under the 2000 Plan. The offer expired on July 17, 2002, at which time the Company cancelled options to purchase 788,900 shares of its common stock that were tendered for exchange or cancellation without replacement. Under the terms and subject to the conditions of the offer, the Company expects to grant new options to purchase 584,200 shares of its common stock on or about January 20, 2003, the date that is at least six months and one day after the date that the Company cancelled the tendered options, subject to new option agreements to be executed by the Company and its employees who participated in the offer. Each new option will have an exercise price equal to the fair market value of the Company’s common stock on the new grant date and will vest over four years at a rate of 25% on each anniversary of the vesting start date of the tendered option that it replaces.

EDEN BIOSCIENCE CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

     As of June 30, 2002, the Company had warrants outstanding to purchase 260,805 shares of its common stock. No warrants to purchase shares of the Company’s common stock were issued during the six-month period ended June 30, 2002.

6. Major Customers

     Net sales revenue for the six months ended June 30, 2002 resulted from sales to 17 distributors, three of which accounted for an aggregate of approximately 34% of net sales revenue. One of these distributors, AG Rx, Inc. accounted for $195,000 (12%) of net sales revenue. Helena Chemical Company accounted for $191,200 (12%) of net sales revenue and Triangle Chemical Company, Inc. accounted for $164,700 (10%) of net sales revenue.

7. Restructuring Charges and Other Costs

     The Company recorded restructuring costs of $273,342 for severance and other costs associated with workforce reductions in the quarter ended June 30, 2002. These costs are recorded in the consolidated statements of operations as a component of research and development expense or selling, general and administrative expense, depending upon the classification of the affected employees. Of the 20 employees included in the workforce reduction, 14 worked in research and development and the remainder worked in a variety of other areas. Although the Company’s restructuring plan was executed by June 30, 2002, payment of certain restructuring costs will continue through the end of 2002. Restructuring costs are summarized as follows:

	Total	Non-Cash	Cash	Liability at
	Charges	Charges	Payments	June 30, 2002

2002	$273,342	$—	$88,647	$184,695

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     This discussion and analysis should be read in conjunction with our unaudited condensed consolidated financial statements and accompanying notes thereto included in this report and with the 2001 audited financial statements and notes thereto included in our Annual Report on Form 10-K, which was filed with the Securities and Exchange Commission on March 29, 2002.

     The following discussion of our financial condition and results of operations contains forward-looking statements that involve risks and uncertainties, such as statements of our plans, objectives, expectations and intentions. We use words such as “anticipate,” “believe,” “expect,” “future” and “intend” and similar expressions to identify forward-looking statements. However, these words are not the exclusive means of identifying such statements. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances are forward-looking statements. Our actual results could differ materially from those anticipated in these forward-looking statements for many reasons, including the factors described below and under the caption “Factors That May Affect Our Business, Future Operating Results and Financial Condition” set forth at the end of this Item 2. You should not place undue reliance on these forward-looking statements, which apply only as of the date of this Form 10-Q. The cautionary statements made in this report should be read as being applicable to all forward-looking statements wherever they appear in this report.

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

     We have incurred significant operating losses since inception. As of June 30, 2002, we had an accumulated deficit of $72.6 million. We incurred net losses of $4.7 million and $7.9 million for the quarters ended June 30, 2002 and 2001, respectively. The net loss for the six months ended June 30, 2002 was $10.2 million, compared to a loss of $10.3 million for the six months ended June 30, 2001. We expect to incur additional net losses as we proceed with the commercialization of Messenger and the development of new products and technologies.

Results of Operations

Three Months and Six Months Ended June 30, 2002 and 2001

Revenue

     We recognize revenue from product sales when (a) the product is delivered to independent distributors, (b) we have satisfied all of our significant obligations and (c) any acceptance provisions or other contingencies have been satisfied. We do not offer price protection or product return rights to our distributors. We generated our first product sales revenue in August 2000. All product sales revenue to date has resulted from sales of Messenger, our only product, to distributors primarily in the United States. Product sales revenue is reported net of applicable sales allowances, as follows:

	Three Months Ended June 30,		Six Months Ended June 30,

	2001	2002	2001	2002

Gross product sales	$875,486	$1,374,688	$4,716,438	$2,100,921
Sales allowances	(300,032)	(302,159)	(1,659,561)	(473,385)

Product sales, net of sales allowances	$575,454	$1,072,529	$3,056,877	$1,627,536

     Gross product sales revenue for the second quarter of 2002 was $1.4 million, an increase of $499,000 (57%) from $875,000 in the comparable quarter of 2001. Gross product sales revenue for the first six months of the year totaled $2.1 million, a decrease of $2.6 million (55%) from $4.7 million for the same period in 2001. Sales in the first six months of 2002 were made to 17 distributors, three of which accounted for an aggregate of approximately 34% of net sales revenue. One of these distributors, AG Rx, Inc. accounted for $195,000 (12%) of net sales revenue. Helena Chemical Company accounted for $191,200 (12%) of net sales revenue and Triangle Chemical Company, Inc. accounted for $164,700 (10%) of net sales revenue.

     Some of our major distributors, particularly in our Southern business unit, currently hold significant inventories of Messenger. In 2000, we shipped 453,000 ounces of Messenger to our distributors. We estimate that 66,000 ounces were sold by our distributors to growers in 2000 and 387,000 ounces remained in distributors’ inventories at December 31, 2000. In 2001, we shipped 1,225,000 ounces of Messenger to our distributors. We estimate that 596,000 ounces were sold by our distributors to growers in 2001 and 1,016,000 ounces remained in distributors’ inventories at December 31, 2001. In the first half of 2002, we shipped 461,000 ounces of Messenger to our distributors. We estimate that 468,000 ounces were sold by our distributors to growers in the first six months of 2002 and that 1,009,000 ounces remained in distributors’ inventories at June 30, 2002. We do not expect distributors that have significant inventories of Messenger to place additional orders for Messenger until their current inventories are reduced and, therefore, we expect sales to distributors in the last half of 2002 to be minor. We are working with our distributors and growers to reduce distributors’ inventories of Messenger.

Sales Allowances

     Sales allowances represent allowances granted to independent distributors for sales and marketing support, product warehousing and delivery and information exchange and are based on a percentage of sales. Sales allowances are accrued when the related product sales revenue is recognized and are paid to distributors when the distributors sell the product and report the sales data to us, usually on a quarterly basis. Sales allowances were $302,000 (22% of gross product sales) for the second quarter of 2002 and $300,000 (34% of gross product sales) in the comparable quarter of 2001. Sales allowances for the first six months of the year totaled $473,000 (23% of gross product sales) in 2002 and $1.7 million (35% of gross product sales) in 2001. Sales allowances as a percentage of gross product sales have declined as we have increased the number of distributors and diversified the outlets through which our product is sold. We expect 2002 sales allowances to average approximately 20-25% of gross product sales. Actual sales allowances paid may be higher or lower than the estimate accrued, depending upon the level of service provided by the distributor.

Cost of Goods Sold

     Cost of goods sold consists primarily of the cost of Messenger sold to distributors, idle capacity charges and the cost of Messenger used for promotional purposes. Cost of goods sold was $1.0 million in the second quarter of 2002 compared to $2.2 million in the second quarter of 2001. For the first six months of 2002, cost of goods sold was $1.7 million, compared to $3.2 million for the same period in 2001. The decrease in cost of goods sold for the three months and six months ended June 30, 2002 was due primarily to a $1.4 million write-down of inventory recorded in the second quarter of 2001, consisting primarily of bulk Messenger product, that resulted from the following circumstances: inventory levels that exceeded our revenue forecasts; an expectation that we would change our product formulation within the revenue forecast period; and disposal of bulk Messenger that did not meet our highest standards as a result of a change, since rectified, in the manufacturing process at our new facility. Cost of goods sold in the second quarter of 2002 includes approximately $372,000 of manufacturing overhead costs incurred while our manufacturing plant was not in production, compared to approximately $577,000 in the same quarter of 2001. The reduction in idle capacity charges is the result of changes we have implemented to reduce staffing and other costs during periods of non-production. We expect to incur idle capacity charges in the future and will continue to take steps to minimize such costs. The reductions in cost of goods sold for the three months and six months ended June 30, 2002 were offset by an increase of approximately $340,000 in the cost of Messenger used for promotional purposes.

Research and Development Expenses

     Research and development expenses consist primarily of personnel, field trial, laboratory, patent and facility expenses. Research and development expenses decreased $700,000 (21%) from $3.4 million in the second quarter of 2001 to $2.7 million in the same quarter of 2002. For the first six months of 2002, research and development costs were $5.6 million, down slightly from $5.7 million in the same period last year. Our research and development costs in the United States decreased by $865,000 in the second quarter this year, compared to the same quarter last year, primarily as a result of lower spending on personnel costs, field trials, patents and trademarks and research supplies, offset by increases in depreciation and facility costs. Our research and development costs in Europe increased by approximately $234,000 over the same period, primarily as a result of severance and other costs associated with changes made in May to reduce personnel and operating expenses in that region. Compared to the first quarter of this year, company-wide research and development costs in the second quarter were lower by approximately 6%. We expect research and development costs to continue to decrease as we scale back our research and development efforts outside the United States.

Selling, General and Administrative Expenses

     Selling, general and administrative expenses consist of payroll and related expenses for sales and marketing, executive and administrative personnel; advertising, marketing and professional fees; and other corporate expenses. Selling, general and administrative expenses decreased $1.4 million (39%) from $3.6 million in the second quarter of 2001 to $2.2 million in the same quarter of 2002. For the first six months of 2002, selling, general and administrative expenses were $4.9 million, a decrease of $1.6 million (25%) from $6.5 million in the same period last year. The majority of the decreases occurred in the United States and resulted primarily from reductions in advertising and marketing costs and personnel, offset by increases in insurance, depreciation and facility costs. Compared to the first quarter of this year, company-wide selling, general and administrative costs in the second quarter were lower by approximately 18%. We expect these costs to decrease for the remainder of the year as the growing season ends.

     In an effort to reduce facility and related costs going forward, we have begun to market excess laboratory and office space at our headquarters in Bothell, Washington. If we are successful in finding a qualified subtenant and negotiating a sublease agreement, the market lease rate is not likely to cover all of the unamortized costs of leasehold improvements and equipment related to the subleased space. While it is not possible at this time to estimate the amount of a shortfall, the write-off of these fixed assets would likely have a material adverse impact on our results of operations for the quarter and year in which the charge is recorded.

Interest Income

     Interest income consists of earnings on our cash and cash equivalents. Interest income decreased $616,000 (76%) from $806,000 in the second quarter of 2001 to $190,000 in the same quarter of 2002. For the first six months of 2002, interest income was $413,000, down $1.6 million (79%) from $2.0 million in the same period last year.

     These decreases were due primarily to significantly lower average cash balances available for investment in the current year and significant interest rate reductions that have occurred in the last year.

Interest Expense

     Interest expense consists of interest we pay on capital leases used to finance certain equipment purchases. Interest expense decreased $12,000 (55%) from $22,000 in the second quarter of 2001 to $10,000 in the same quarter of 2002. For the first six months of 2002, interest expense was $23,000, down $24,000 (51%) from $47,000 in the same period last year. These decreases were due to reduced leasing activity and lower average principal balances as we pay down our existing capital lease obligations.

Income Taxes

     We have generated a net loss from operations in each period since we began doing business. As of December 31, 2001, we had accumulated approximately $62 million of net operating loss carryforwards for federal income tax purposes. These carryforwards expire between 2009 and 2021. The annual use of these net operating loss carryforwards may be limited in the event of a cumulative change in ownership of more than 50%.

Liquidity and Capital Resources

     At June 30, 2002, our cash and cash equivalents totaled $37.7 million, a decrease of $10.6 million from the balance at December 31, 2001. Prior to October 2000, we financed our operations primarily through the private sale of our equity securities, resulting in net proceeds of $36.5 million through September 30, 2000. In October 2000, we received approximately $91.5 million in net proceeds from the initial public offering of 6,670,000 shares of our common stock. To a lesser extent, we have financed our equipment purchases through lease financings.

     Net cash used in operations decreased $3.5 million (25%) from $14.0 million in the first six months of 2001 to $10.5 million in the same period of 2002. Net cash used in operations in the first six months of 2002 resulted primarily from a net loss of $8.9 million, after adding back depreciation expense of $1.3 million, and fluctuations in various asset and liability balances totaling $1.7 million. We expect to further reduce our cash expenditure rate from operations as we continue to aggressively manage our operating expenses.

     Net cash used in investing activities decreased $9.2 million (99%) from $9.3 million in the first half of 2001 to $109,000 in the same period of 2002. Investing activities in the first half of 2001 consisted primarily of property and equipment purchases in connection with expansion of our manufacturing and research and development facilities, which were completed by December 31, 2001.

     Net cash used in financing activities increased $216,000 (130%) from $166,000 cash provided in the first half of 2001 to $50,000 used in the same period of 2002. The primary use of funds in both periods was to pay down principal on our outstanding capital leases, offset by proceeds from the issuance of common stock of $288,000 in 2001 and $74,000 in 2002.

     We conduct our operations in three primary functional currencies: the U.S. dollar, the European Union euro and the Mexican peso. Historically, neither fluctuations in foreign exchange rates nor changes in foreign economic conditions have had a significant impact on our financial condition or results of operations. We currently do not hedge our foreign currency exposures and are therefore subject to the risk of exchange rate fluctuations. We may invoice our international customers in U.S. dollars, euros and Mexican pesos, as the case may be. We are exposed to foreign exchange rate fluctuations as the financial results of foreign subsidiaries are translated into U.S. dollars in consolidation. Foreign exchange rate fluctuations did not have a material impact on our financial results in the three-month or six-month periods ended June 30, 2001 and 2002.

     The following are our contractual obligations as of June 30, 2002 associated with our capital and operating lease obligations:

	Payments Due by Period

	(in thousands)
		Less Than	1-3	4-5	More Than
	Total	1 Year	Years	Years	5 Years

Capital lease obligations, including interest	$248	$188	$56	$4	$—
Operating leases	14,128	1,867	3,740	3,099	5,422

Total contractual cash obligations	$14,376	$2,055	$3,796	$3,103	$5,422

     Our operating expenditures have increased significantly since our inception. We currently anticipate that our operating expenses will significantly exceed net product sales and that net losses and working capital requirements will consume a material amount of our cash resources. We believe that the balance of our cash and cash equivalents at June 30, 2002 will be sufficient to meet our anticipated cash needs for net losses, working capital and capital expenditures for at least the next 18 months.

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

Revenue Recognition

     We sell our product through independent, third-party distributors. Our contracts with those distributors provide no price protection or product-return rights. We recognize revenue from product sales, net of sales allowances, when product is delivered to our distributors and all of our significant obligations have been satisfied, unless acceptance provisions or other contingencies exist. If acceptance provisions or contingencies exist, revenue is recognized after such provisions or contingencies have been satisfied. Sales allowances represent estimated allowances granted to independent distributors for sales and marketing support, product warehousing and delivery and information exchange and are based on a percentage of sales. Sales allowances are accrued when the related product sales revenues are recognized and are paid to distributors when the distributors sell the product and report the sales data to us, usually on a quarterly basis. Actual sales allowances paid may be higher or lower than the estimate accrued, depending upon the level of service provided by the distributor. We also record an allowance for warranty claims based on a percentage of sales, at the time revenues are recognized. The warranty reserve percentage, which has ranged between one to five percent, is reviewed periodically and adjusted as necessary, based on our experience and future estimations.

Accounts Receivable and Allowance for Doubtful Accounts

     Accounts receivable balances are reported net of related liabilities for sales allowances payable and deferred revenue. In determining the adequacy of the allowance for doubtful accounts, we consider a number of factors including the aging of the accounts receivable portfolio, customer payment trends, the financial condition of our customers, historical bad debts and current economic trends. Based upon our analysis of outstanding net accounts receivable at June 30, 2002, no allowance for doubtful accounts was recorded.

Inventory

     Our inventory is valued at the lower of cost or market on an average-cost basis. We regularly review inventory balances to determine whether a write-down is necessary. We consider various factors in making this determination, including recent sales history and predicted trends, industry market conditions and general economic conditions. No inventory write-downs were recorded during the three months ended June 30, 2002.

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

     We are currently marketing excess laboratory and office space at our headquarters in Bothell, Washington. If we are successful in finding a qualified subtenant and negotiating a sublease agreement, the market lease rate is not likely to cover all of the unamortized costs of leasehold improvements and equipment related to the subleased space. While it is not possible at this time to estimate the amount of a shortfall, the write-off of these fixed assets would likely have a material adverse impact on our results of operations for the quarter and year in which the charge is recorded. Changes in the factors listed above or other factors could result in significantly different cash flow estimates and an impairment charge.

Recent Accounting Pronouncements

     SFAS No. 143 — In June 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 143, “Accounting for Asset Retirement Obligations,” which provides the accounting requirements for retirement obligations associated with tangible long-lived assets. This statement requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. This statement will be effective for our 2003 fiscal year, and early adoption is permitted. The adoption of SFAS No. 143 is not expected to have a material impact on our consolidated results of operations, financial position or cash flows.

     SFAS No. 145 — In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” Among other things, this statement rescinds FASB Statement No. 4, “Reporting Gains and Losses from Extinguishment of Debt,” which required all gains and losses from the early extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of the related income tax effect. As a result, the criteria in APB Opinion No. 30, “Reporting the Results of Operations — Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions,” will now be used to classify those gains and losses. The statement was effective upon issuance in April 2002 for prospective transactions. The adoption of this statement is not expected to have a material impact on our financial position or results of operations.

     SFAS No. 146 — In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” This statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” This statement requires that a liability for a cost associated with an exit or disposal activity be recognized at fair value when the liability is incurred. This statement will be effective for our 2003 fiscal year, and early adoption is permitted. We are currently assessing the impact of this statement on our results of operations, financial position and cash flows.

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

     We have incurred operating losses in each quarter since inception and we expect to continue to incur further operating losses for the foreseeable future. From our inception in July 1994 to June 30, 2002, we have accumulated a deficit of approximately $72.6 million. For the years ended December 31, 2000 and 2001, we had net losses of $15.7 million and $23.7 million, respectively. For the six months ended June 30, 2002, we had a net loss of $10.2 million. To date, our revenues have been limited. We expect our future revenues to come primarily from the sale of Messenger, and these sales are highly uncertain. For example, there were no sales of Messenger in the fourth quarter of 2001 and we expect sales in the third and fourth quarters of 2002 to be minor. Moreover, some of our major distributors, particularly in our Southern business unit, currently hold significant inventories of Messenger. In 2000, we shipped 453,000 ounces of Messenger to our distributors. We estimate that 66,000 ounces were sold by our distributors to growers in 2000 and 387,000 ounces remained in distributors’ inventories at December 31, 2000. In 2001, we shipped 1,225,000 ounces of Messenger to our distributors. We estimate that 596,000 ounces were sold by our distributors to growers in 2001 and 1,016,000 ounces remained in distributors’ inventories at

December 31, 2001. In the first six months of 2002, we shipped 461,000 ounces of Messenger to our distributors. We estimate that 468,000 ounces were sold by our distributors to growers in the first half of 2002 and 1,009,000 ounces remained in distributors’ inventories at June 30, 2002. We do not expect distributors that hold significant inventories of Messenger to place additional orders for Messenger until their current inventories are reduced, which will adversely affect our sales and results of operations. We expect to continue to devote substantial resources to maintaining and operating our manufacturing facility and to funding our research and development and sales and marketing activities in the United States and foreign countries. As a result, we will need to generate significant revenues to achieve and maintain profitability. We may never generate profits, and if we do become profitable, we may be unable to sustain or increase profitability on a quarterly or annual basis.

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

     Our harpin and harpin-related technology is new, in an early stage of development and commercially unproven. It may take years and significant capital investment to develop viable enhancements of Messenger or any new products we may develop based on our harpin and harpin-related technology. Risks inherent in the development of products based on innovative technologies include the possibility that:

•	new products or product enhancements will be uneconomical to market or will be difficult to produce on a large scale;

•	proprietary rights of third parties will prevent us from marketing products; and

•	third parties will market superior or equivalent products or will market their products first.

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

     Three of our distributors accounted for an aggregate of approximately 34% of our net sales revenue for the six months ended June 30, 2002. One of these distributors, AG Rx, Inc. accounted for $195,000 (12%) of net sales revenue. Helena Chemical Company accounted for $191,200 (12%) of net sales revenue and Triangle Chemical Company, Inc. accounted for $164,700 (10%) of net sales revenue. If any of these distributors, or any other distributor which purchases a significant amount of our products, were to discontinue purchasing our products at any time, our sales would be adversely affected. In addition, the failure of any of these distributors, or of any other distributor to which we extend a significant amount of credit, to pay its account, now or in the future, may harm our operating results.

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

     In April 2000, we received conditional approval from the EPA to market and sell our first product, Messenger, in the United States. In April 2002, the EPA determined that all conditions for registration had been satisfied and converted the conditional registration of Messenger to unconditional. We are also required to obtain regulatory approval from certain state and foreign regulatory authorities before we market Messenger in those jurisdictions. Certain of these jurisdictions may apply different criteria than the EPA in connection with their approval processes.

     Although we are authorized to sell Messenger in 48 states on virtually all crops for crop production and disease management and in California on strawberries, grapes and fruiting vegetables, such as tomatoes and peppers, for disease management, we have not received approval for Messenger in Colorado or for use on other crops in California. We have also received authorization to sell Messenger in 26 foreign countries, including China, Germany and six Central American countries. Our registration in China is temporary and limited to the sale of Messenger for use on several crops, including tomatoes, peppers, rice, cotton and citrus.

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

     Our registration to sell Messenger in California for use on strawberries for disease management is conditioned on the requirement that we submit data from several additional studies within various required timeframes ending on March 31, 2003. There are no conditions on our registration to sell Messenger in California for use on fruiting vegetables and grapes for disease management. As required by the California registration for use on strawberries, in April 2001 we submitted to the California Department of Pesticide Regulation the data required by the EPA as a condition of federal registration. We submitted the results of six additional strawberry field trials and other information in December 2001 and March 2002, respectively. We will submit the results of additional studies to the CDPR at various times in 2002 and 2003, in accordance with the conditions of our registration. If we are unable to conduct the studies required by the CDPR in a timely manner, or if the results of the studies are unacceptable to the CDPR, they may not allow the continued use of Messenger on strawberries in California or they may impose limitations on this use of Messenger, which could have a negative impact on our sales. Because EPA and state approvals are required for commercial sales of Messenger, the loss of any of these approvals for any reason would prevent further sales of Messenger in the affected state or nationwide.

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

     We currently depend on independent manufacturers to perform certain portions of our production process. We intend to engage additional third-party manufacturers as necessary to perform these processes. Any failure or delay in the ability of our current or any future manufacturers to provide us with material they produce could adversely affect our ability to produce Messenger in the quantities necessary to satisfy the requirements of our distributors or customers, or could increase our costs associated with obtaining such materials. In addition, the time and resources that our current or future third-party manufacturers devote to our business are not within our control. We cannot ensure that our current or future third-party manufacturers will perform their obligations to meet our quality standards, that we will derive cost savings or other benefits from our relationships with them or that we will be able to maintain a satisfactory relationship with them on terms acceptable to us. Moreover, these manufacturers may support products that compete directly or indirectly with ours, or offer similar or greater support to our competitors. If any of these events were to occur, our business and operations could be adversely affected.

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

Inability to retain our key employees or other skilled managerial or technical personnel could impair our ability to maintain or expand our business.

     We are highly dependent on the efforts and abilities of our current key managerial and technical personnel, particularly Dr. Rhett R. Atkins, our President and Chief Executive Officer; Bradley Powell, our Chief Financial Officer; and Dr. Zhongmin Wei, our Chief Scientific Officer and Vice President of Research. Our success will depend in part on retaining the services of Drs. Atkins and Wei and Mr. Powell and our other existing key management and technical personnel and on attracting and retaining new, highly qualified personnel.

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

     We will require substantial additional funding to continue our research and development activities, maintain and operate our manufacturing facilities and commercialize worldwide Messenger and any other products we may develop. If we are unable to generate sufficient cash flow from operations, or obtain funds through additional financing, we may have to delay, curtail or eliminate some or all of our research and development, field testing, marketing or manufacturing programs. For example, we reduced our workforce by 23% in May 2002, significantly curtailing our European operations. We believe that our existing capital resources will be sufficient to support our operations for at least the next 18 months. Our future capital requirements will depend on the success of our operations.

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

     To date, of the net offering proceeds, we have used approximately $18.3 million to expand and enhance our manufacturing, research and development and administration facilities, and approximately $36.5 million for working capital and general corporate purposes. The remaining portion of the net offering proceeds has been invested in cash equivalent investments. Our use of the proceeds from the offering does not represent a material change in the use of proceeds described in the prospectus included as part of the Registration Statement.

Item 4. Submission of Matters to a Vote of Security Holders

(a)	The 2002 annual meeting of shareholders of EDEN Bioscience Corporation was held on May 14, 2002.

(c)	The following Class I directors were elected to serve terms expiring at the 2005 annual meeting of shareholders or until the directors’ earlier retirement, resignation or removal:

Name	For	Withheld

Oscar C. Sandberg	19,991,870	127,548
John W. Titcomb, Jr.	19,996,135	123,283

     There were no broker nonvotes in the election of directors since brokers who hold shares for the accounts of their clients have discretionary authority to vote such shares with respect to election of directors.

Item 6. Exhibits and Reports on Form 8-K

     The following exhibits are being filed as part of this quarterly report on Form 10-Q.

(a)	Exhibits.

Exhibit
Number	Description

11.1	Statement re Computation of Per Share Loss.

99.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K.

     On May 14, 2002 the registrant filed a report on Form 8-K dated May 8, 2002 reporting under Item 4 that, upon the recommendation of the Audit Committee of the registrant’s Board of Directors, the Board of Directors of the registrant decided to no longer engage Arthur Andersen LLP as the registrant’s independent public accountants and to engage KPMG LLP as the registrant’s independent public accountants for 2002.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EDEN BIOSCIENCE CORPORATION

Date: August 12, 2002

	By:	/s/ Bradley S. Powell
Bradley S. Powell Chief Financial Officer and Secretary (principal financial and accounting officer)