Form 10-Q
period 2002-09-30
EDEN BIOSCIENCE CORP
filed 2002-11-07
CIK 930095

UNITED STATES SECURITIES AND
EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended September 30, 2002

or

[ ]	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from ____________ to ____________ .

Commission File Number 0-31499

EDEN Bioscience Corporation

(Exact name of registrant as specified in its charter)

Washington (State or other jurisdiction of incorporation or organization)	91-1649604 (IRS Employer Identification No.)

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
Yes [X] No [   ]

State the number of shares outstanding of each of the registrant’s classes of common equity, as of the latest practicable date:

Class Common Stock, $.0025 Par Value	Outstanding as of November 4, 2002 24,307,495

EDEN Bioscience Corporation
Index to Form 10-Q

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

EDEN BIOSCIENCE CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

ASSETS

	September 30,	December 31,
	2002	2001

Current assets:
Cash and cash equivalents	$34,878,637	$48,327,022
Accounts receivable	164,653	89,128
Inventory	2,249,362	2,117,953
Other current assets	544,253	897,825

Total current assets	37,836,905	51,431,928
Property and equipment, net	20,336,059	22,385,662
Other assets	1,659,806	1,721,413

Total assets	$59,832,770	$75,539,003

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$275,149	$906,557
Accrued liabilities	3,817,587	4,019,396
Current portion of capital lease obligations	137,605	216,452

Total current liabilities	4,230,341	5,142,405
Capital lease obligations, net of current portion	36,098	129,916
Other long-term liabilities	343,343	272,874

Total liabilities	4,609,782	5,545,195

Commitments and contingencies
Shareholders’ equity:
Preferred stock, $.01 par value, 10,000,000 shares authorized; no shares issued and outstanding at September 30, 2002 and December 31, 2001	—	—
Common stock, $.0025 par value, 100,000,000 shares authorized; issued and outstanding shares - 24,289,988 shares at September 30, 2002; 24,099,944 shares at December 31, 2001	60,725	60,250
Additional paid-in capital	132,442,265	132,326,759
Deferred stock option compensation expense	(2,540)	(10,145)
Cumulative translation adjustment	(61,074)	(33,577)
Accumulated deficit	(77,216,388)	(62,349,479)

Total shareholders’ equity	55,222,988	69,993,808

Total liabilities and shareholders’ equity	$59,832,770	$75,539,003

The accompanying notes are an integral part of these statements.

EDEN BIOSCIENCE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,

	2002	2001	2002	2001

Product sales, net of sales allowances	$59,884	$439,125	$1,687,420	$3,496,002
Operating expenses:
Cost of goods sold	373,591	782,351	2,106,892	3,959,416
Research and development	2,525,478	3,645,357	8,139,694	9,329,530
Selling, general and administrative	1,939,977	2,495,848	6,819,987	8,955,061

Total operating expenses	4,839,046	6,923,556	17,066,573	22,244,007

Loss from operations	(4,779,162)	(6,484,431)	(15,379,153)	(18,748,005)

Other income (expense):
Interest income	170,347	585,341	582,994	2,556,004
Interest expense	(7,940)	(19,331)	(31,390)	(66,716)
Loss on disposal of assets	(35,753)	—	(39,360)	—

Total other income	126,654	566,010	512,244	2,489,288

Loss before income taxes	(4,652,508)	(5,918,421)	(14,866,909)	(16,258,717)
Provision for income taxes	—	—	—	—

Net loss	$(4,652,508)	$(5,918,421)	$(14,866,909)	$(16,258,717)

Basic and diluted net loss per share	$(0.19)	$(0.25)	$(0.61)	$(0.68)

Weighted average shares outstanding used to compute net loss per share	24,254,210	23,978,189	24,219,932	23,946,978

The accompanying notes are an integral part of these statements.

EDEN BIOSCIENCE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,

	2002	2001

Cash flows from operating activities:
Net loss	$(14,866,909)	$(16,258,717)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation	1,981,489	1,138,319
Amortization of stock option compensation expense	7,605	13,860
Loss (gain) on disposal of fixed assets	39,360	(765)
Deferred rent payable	102,969	206,051
Changes in assets and liabilities:
Accounts receivable	(73,444)	178,926
Inventory	75,551	(811,316)
Other assets	414,591	(2,207,865)
Accounts payable	(650,370)	(979,661)
Accrued liabilities	(217,555)	1,526,882
Other long-term liabilities	(32,500)	32,500

Net cash used in operating activities	(13,219,213)	(17,161,786)

Cash flows from investing activities:
Purchases of property and equipment	(204,615)	(12,768,201)
Proceeds from disposal of equipment	24,473	2,733

Net cash used in investing activities	(180,142)	(12,765,468)

Cash flows from financing activities:
Reduction in capital lease obligations	(172,665)	(189,844)
Proceeds from issuance of common stock	115,981	290,342

Net cash provided by (used in) financing activities	(56,684)	100,498

Effect of foreign currency exchange rates on cash and cash equivalents	7,654	(19,226)

Net decrease in cash and cash equivalents	(13,448,385)	(29,845,982)
Cash and cash equivalents at beginning of period	48,327,022	86,556,865

Cash and cash equivalents at end of period	$34,878,637	$56,710,883

Supplemental disclosures:
Cash paid for interest	$31,390	$66,716
Accrued liabilities for construction in process	—	2,287,540
Depreciation charges capitalized into inventory	208,225	265,703

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

     In the opinion of management, the unaudited condensed consolidated financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to state fairly the financial information set forth therein. Results of operations for the three months and nine months ended September 30, 2002 are not necessarily indicative of the results expected for the full fiscal year or for any future period.

Use of Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Examples include depreciable lives of property and equipment, expense accruals and provisions for sales allowances, warranty claims, inventory valuation and bad debts. Such estimates and assumptions are based on historical experience, where applicable, and other assumptions that the Company believes are reasonable under the circumstances. We periodically review estimates and assumptions and the effects of revisions are reflected in the consolidated financial statements in the period they are determined to be necessary. Actual results could differ from these estimates.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2002	2001	2002	2001

Gross product sales	$65,239	$644,299	$2,166,160	$5,360,737
Sales allowances	(5,355)	(205,174)	(478,740)	(1,864,735)

Product sales, net of sales allowances	$59,884	$439,125	$1,687,420	$3,496,002

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

	As of September 30,

	2002	2001

Options to purchase common stock	2,124,452	2,675,737
Warrants to purchase common stock	260,805	290,805

Comprehensive Loss

     The following table summarizes the Company’s comprehensive loss for the three months and nine months ended September 30, 2002 and 2001:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2002	2001	2002	2001

Net loss	$(4,652,508)	$(5,918,421)	$(14,866,909)	$(16,258,717)
Cumulative translation adjustment	(16,941)	(5,538)	(27,497)	(23,687)

Total comprehensive loss	$(4,669,449)	$(5,923,959)	$(14,894,406)	$(16,282,404)

Reclassifications

     Certain reclassifications have been made in prior years’ financial statements to conform to classifications used in the current year.

2. Inventory

     Inventory, at average cost, consists of the following:

	September 30,	December 31,
	2002	2001

Raw materials	$857,755	$934,824
Work in process	291,118	82,069
Finished goods	1,100,489	1,101,060

Total inventory	$2,249,362	$2,117,953

EDEN BIOSCIENCE CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. Property and Equipment

     Property and equipment, at cost, consist of the following:

	September 30,	December 31,
	2002	2001

Equipment	$13,101,971	$12,986,850
Equipment under capital leases	512,742	714,626
Leasehold improvements	12,572,529	12,486,376

	26,187,242	26,187,852
Less accumulated depreciation	(5,851,183)	(3,802,190)

Net property and equipment	$20,336,059	$22,385,662

     The Company recorded depreciation of $676,862 and $520,761 for the three months ended September 30, 2002 and 2001, respectively, and $2,189,714 and $1,404,022 for the nine months ended September 30, 2002 and 2001, respectively.

4. Accrued Liabilities

     Accrued liabilities consist of the following:

	September 30,	December 31,
	2002	2001

Sales allowances and marketing expenses	$1,226,583	$389,775
Compensation and benefits	1,004,322	1,397,639
Research and development field trial expenses	490,968	1,113,546
Deferred revenue	308,952	52,283
Warranty	268,861	324,249
Patent costs	167,388	204,885
Insurance premiums	—	342,320
Other	350,513	194,699

Total accrued liabilities	$3,817,587	$4,019,396

5. Stock Options and Warrants

     The following table summarizes stock option activity since December 31, 2001:

Number of
Options

Balance at December 31, 2001	2,740,603
Options granted	676,000
Options cancelled	(1,049,485)
Options exercised	(242,666)

Balance at September 30, 2002	2,124,452

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

     On June 17, 2002, the Company offered to exchange certain outstanding options to purchase shares of its common stock granted to its current U.S. employees and officers (other than its Chief Financial Officer and then-Interim President) under the EDEN Bioscience Corporation 1995 Combined Incentive and Nonqualified Stock Option Plan (the “1995 Plan”) and the EDEN Bioscience Corporation 2000 Stock Incentive Plan (the “2000 Plan” and, together with the 1995 Plan, the “Stock Option Plans”) for new options it will grant under the 2000 Plan. The offer expired on July 17, 2002, at which time the Company cancelled options to purchase 788,900 shares of its common stock that were tendered for exchange or cancellation without replacement. Under the terms and subject to the conditions of the offer, the Company expects to grant new options to purchase approximately 578,200 shares of its common stock on or about January 20, 2003, the date that is at least six months and one day after the date that the Company cancelled the tendered options, subject to new option agreements to be executed by the Company and its employees who participated in the offer. Each new option will have an exercise price equal to the fair market value

EDEN BIOSCIENCE CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

of the Company’s common stock on the new grant date and will vest over four years at a rate of 25% on each anniversary of the vesting start date of the tendered option that it replaces.

     As of September 30, 2002, the Company had warrants outstanding to purchase 260,805 shares of its common stock. No warrants to purchase shares of the Company’s common stock were issued during the nine-month period ended September 30, 2002.

6. Major Customers

     Net sales revenue for the nine months ended September 30, 2002 resulted from sales to 24 distributors, three of which accounted for an aggregate of 33% of net sales revenue. One of these distributors, AG Rx, Inc., accounted for $195,000 (12%) of net sales revenue. Helena Chemical Company accounted for $191,200 (11%) of net sales revenue and Triangle Chemical Company, Inc. accounted for $164,700 (10%) of net sales revenue.

     Net sales revenue for the nine months ended September 30, 2001 resulted from sales to seven distributors, two of which accounted for an aggregate of 83% of net sales revenue. Sales to United Agri Products, a subsidiary of ConAgra Foods, Inc., accounted for $2.5 million (71%) of net sales revenue and sales to Western Farm Service accounted for $420,300 (12%) of net sales revenue.

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

	Total	Non-Cash	Cash	Liability at
	Charges	Charges	Payments	September 30, 2002

2002	$273,342	$—	$221,012	$52,330

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

     We have incurred significant operating losses since inception. As of September 30, 2002, we had an accumulated deficit of $77.2 million. We incurred net losses of $4.7 million and $5.9 million for the quarters ended September 30, 2002 and 2001, respectively. The net loss for the nine months ended September 30, 2002 was $14.9 million, compared to a loss of $16.3 million for the nine months ended September 30, 2001. We expect to incur additional net losses as we proceed with the commercialization of Messenger and the development of new products and technologies.

Results of Operations

Three Months and Nine Months Ended September 30, 2002 and 2001

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

	Three Months		Nine Months
	Ended September 30,		Ended September 30,

	2002	2001	2002	2001

	(in thousands)		(in thousands)
Gross product sales	$65	$644	$2,166	$5,361
Sales allowances	(5)	(205)	(479)	(1,865)

Product sales, net of sales allowances	$60	$439	$1,687	$3,496

     Gross product sales revenue for the third quarter of 2002 was $65,200, a decrease of $579,100 (90%) from $644,300 in the comparable quarter of 2001. Gross product sales revenue for the first nine months of the year totaled $2.2 million, a decrease of $3.2 million (59%) from $5.4 million for the same period in 2001. Sales in the first nine months of 2002 were made to 24 distributors, three of which accounted for an aggregate of 33% of net sales revenue. One of these distributors, AG Rx, Inc., accounted for $195,000 (12%) of net sales revenue. Helena Chemical Company accounted for $191,200 (11%) of net sales revenue and Triangle Chemical Company, Inc. accounted for $164,700 (10%) of net sales revenue.

     Foreign sales to customers in Europe and Central America totaled $42,000 in the three months ended September 30, 2002, or 64% of gross sales for the quarter, and $64,400 in the nine months ended September 30, 2002, or 3% of gross sales for that period. No foreign sales were recorded in the nine months ended September 30, 2001.

     Some of our major distributors in the United States, particularly in our Southern region, currently hold significant inventories of Messenger. In 2000, we shipped approximately 453,000 ounces of Messenger to our U.S. distributors. We estimate that approximately 66,000 ounces were sold by our distributors to growers in 2000 and approximately 387,000 ounces remained in distributors’ inventories at December 31, 2000. In 2001, we shipped approximately 1,225,000 ounces of Messenger to our U.S. distributors. We estimate that approximately 596,000 ounces were sold by our distributors to growers in 2001 and approximately 1,016,000 ounces remained in distributors’ inventories at December 31, 2001. In the first nine months of 2002, we shipped approximately 477,000 ounces of Messenger to our U.S. distributors. We estimate that approximately 611,000 ounces were sold by our distributors to growers in the first nine months of 2002 and that approximately 882,000 ounces remained in distributors’ inventories at September 30, 2002. We do not expect distributors that have significant inventories of Messenger to place additional orders for Messenger until their current inventories are reduced and, therefore, we expect sales to distributors in the next quarter to be minor. We are working with our distributors and growers to reduce distributors’ inventories of Messenger.

Sales Allowances

     Sales allowances represent allowances granted to independent distributors for sales and marketing support, product warehousing and delivery and information exchange and are based on a percentage of sales. Sales allowances are accrued when the related product sales revenue is recognized and are paid to distributors when the distributors sell the product and report the sales data to us, usually on a quarterly basis. Sales allowances were $5,400 (8% of gross product sales) for the third quarter of 2002 and $205,000 (32% of gross product sales) in the comparable quarter of 2001. Sales allowances for the first nine months of the year totaled $478,700 (22% of gross product sales) in 2002 and $1.9 million (35% of gross product sales) in 2001. Sales allowances as a percentage of gross product sales have declined as we have increased the number of distributors and diversified the outlets through which our product is sold. Sales allowances also declined in the three months and nine months ended September 30, 2002 due to increased foreign sales, for which no sales allowance is typically owed. We expect 2002 sales allowances to average approximately 20-25% of gross product sales. Actual sales allowances paid may be higher or lower than the estimate accrued, depending upon the level of service provided by the distributor.

Cost of Goods Sold

     Cost of goods sold consists primarily of the cost of Messenger sold to distributors, idle capacity charges and the cost of Messenger used for promotional purposes. Cost of goods sold was $373,600 in the third quarter of 2002 compared to $782,400 in the third quarter of 2001. This reduction resulted primarily from steps taken earlier in the year to reduce staffing and other manufacturing overhead costs during periods of non-production and from a reduction in net sales. Idle capacity charges for the quarter ended September 30, 2002 were down by $226,000 from the same quarter last year. We expect to incur idle capacity charges in the future and will continue to take steps to minimize such costs.

     For the first nine months of 2002, cost of goods sold was $2.1 million, compared to $4.0 million for the same period in 2001. This decrease was due primarily to an approximate $1.4 million write-down of inventory recorded in the second quarter of 2001, consisting primarily of bulk Messenger product, that resulted from the following circumstances: inventory levels that exceeded our revenue forecasts; an expectation that we would change our product formulation within the revenue forecast period; and disposal of bulk Messenger that did not meet our highest standards as a result of a change, since rectified, in the manufacturing process at our new facility. Also, the reduction in gross sales for the nine months ended September 30, 2002 contributed to a decrease of $706,000 in cost of goods sold for the period. These reductions were offset by increases in other components of cost of goods sold, principally an increase of $421,900 in Messenger distributed for promotional purposes.

Research and Development Expenses

     Research and development expenses consist primarily of personnel, field trial, laboratory, patent and facility expenses. Research and development expenses decreased $1.1 million (31%) from $3.6 million in the third quarter of 2001 to $2.5 million in the same quarter of 2002. For the first nine months of 2002, research and development costs were $8.1 million, a decrease of $1.2 million (13%) from $9.3 million in the same period last year. These decreases were primarily due to lower spending on personnel costs, field trials, patents and trademarks, research supplies and travel, offset by increases in depreciation and facility costs. Compared to the second quarter of this year, company-wide research and development costs in the third quarter were lower by 7%. We expect research and development costs to continue to decrease as we re-focus our research and development efforts in the United States and scale back such efforts in Europe.

Selling, General and Administrative Expenses

     Selling, general and administrative expenses consist of payroll and related expenses for sales and marketing, executive and administrative personnel; advertising, marketing and professional fees; and other corporate expenses. Selling, general and administrative expenses decreased $555,900 (22%) from $2.5 million in the third quarter of 2001 to $1.9 million in the same quarter of 2002. For the first nine months of 2002, selling, general and administrative expenses were $6.8 million, a decrease of $2.2 million (24%) from $9.0 million in the same period last year. The majority of the decreases occurred in the United States and resulted primarily from reductions in advertising and marketing, travel and personnel costs, offset by increases in insurance, consultant, depreciation and facility costs. Compared to the second quarter of this year, company-wide selling, general and administrative costs in the third quarter were lower by 12%. We expect these costs to decrease for the remainder of the year as the growing season ends.

     In an effort to reduce facility and related costs going forward, we have begun to market excess laboratory and office space at our headquarters in Bothell, Washington. If we are successful in finding a qualified subtenant and negotiating a sublease agreement, the market lease rate is not likely to cover all of the unamortized costs of leasehold improvements and equipment related to the subleased space. While it is not possible at this time to estimate the amount of a shortfall, the write-off of these fixed assets would likely have a material adverse impact on our results of operations for the quarter and year in which the charge is recorded. At September 30, 2002, the estimated net book value of leasehold improvements and equipment in the space being marketed for sublease was approximately $4.6 million.

Interest Income

     Interest income consists of earnings on our cash and cash equivalents. Interest income decreased $415,000 (71%) from $585,300 in the third quarter of 2001 to $170,300 in the same quarter of 2002. For the first nine months of 2002, interest income was $583,000, down $2.0 million (77%) from $2.6 million in the same period last year. These decreases were due primarily to significantly lower average cash balances available for investment in the current year and significant interest rate reductions that have occurred in the last year.

Interest Expense

     Interest expense consists of interest we pay on capital leases used to finance certain equipment purchases. Interest expense decreased $11,400 (59%) from $19,300 in the third quarter of 2001 to $7,900 in the same quarter of 2002. For the first nine months of 2002, interest expense was $31,400, down $35,300 (53%) from $66,700 in the same period last year. These decreases were due to reduced leasing activity and lower average principal balances as we pay down our existing capital lease obligations.

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

Liquidity and Capital Resources

     At September 30, 2002, our cash and cash equivalents totaled $34.9 million, a decrease of $13.4 million from the balance at December 31, 2001. Prior to October 2000, we financed our operations primarily through the private sale of our equity securities, resulting in net proceeds of approximately $36.5 million through September 30, 2000. In October 2000, we received approximately $91.5 million in net proceeds from the initial public offering of 6,670,000 shares of our common stock. To a lesser extent, we have financed our equipment purchases through lease financings.

     Net cash used in operations decreased $4.0 million (23%) from $17.2 million in the first nine months of 2001 to $13.2 million in the same period of 2002. Net cash used in operations in the first nine months of 2002 resulted primarily from a net loss of $12.9 million, after adding back depreciation expense of $2.0 million, and fluctuations in various asset and liability balances totaling $483,700. We expect that cash expenditures on operations will continue to be significant.

     Net cash used in investing activities decreased $12.6 million (98%) from $12.8 million in the first nine months of 2001 to $180,100 in the same period of 2002. Investing activities in the first nine months of 2001 consisted primarily of property and equipment purchases in connection with expansion of our manufacturing and research and development facilities, which was completed by December 31, 2001.

     Net cash used in financing activities increased $157,200 (156%) from $100,500 cash provided in the first nine months of 2001 to $56,700 used in the same period of 2002. The primary use of funds in both periods was to pay down principal on our outstanding capital leases, offset by proceeds from the issuance of common stock of $116,000 in 2002 and $290,000 in 2001.

     We conduct our operations in three primary functional currencies: the U.S. dollar, the European Union euro and the Mexican peso. Historically, neither fluctuations in foreign exchange rates nor changes in foreign economic conditions have had a significant impact on our financial condition or results of operations. We currently do not hedge our foreign currency exposures and are therefore subject to the risk of exchange rate fluctuations. We may invoice our international customers in U.S. dollars, euros and Mexican pesos, as the case may be. We are exposed to foreign exchange rate fluctuations as the financial results of foreign subsidiaries are translated into U.S. dollars in consolidation. Foreign exchange rate fluctuations did not have a material impact on our financial results in the three-month or nine-month periods ended September 30, 2002 and 2001.

     The following are our contractual obligations as of September 30, 2002 associated with our capital and operating lease obligations:

	Payments Due by Period

		Less Than	1-3	4-5	More Than
	Total	1 Year	Years	Years	5 Years

	(in thousands)
Capital lease obligations, including interest	$192	$152	$38	$2	$—
Operating leases	14,016	1,858	3,745	3,349	5,064

Total contractual cash obligations	$14,208	$2,010	$3,783	$3,351	$5,064

     Our operating expenditures have been significant since inception. We currently anticipate that our operating expenses will significantly exceed net product sales and that net losses and working capital requirements will consume a material amount of our cash resources. We believe that the balance of our cash and cash equivalents at September 30, 2002 will be sufficient to meet our anticipated cash needs for net losses, working capital and capital expenditures for at least the next 18 months.

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

Revenue Recognition

     We sell our product through independent, third-party distributors. Our contracts with those distributors provide no price protection or product-return rights. We recognize revenue from product sales, net of sales allowances, when product is delivered to our distributors and all of our significant obligations have been satisfied, unless acceptance provisions or other contingencies exist. If acceptance provisions or contingencies exist, revenue is recognized after such provisions or contingencies have been satisfied. Sales allowances represent estimated allowances granted to independent distributors for sales and marketing support, product warehousing and delivery and information exchange and are based on a percentage of sales. Sales allowances are accrued when the related product sales revenues are recognized and are paid to distributors when the distributors sell the product and report the sales data to us, usually on a quarterly basis. Actual sales allowances paid may be higher or lower than the estimate accrued, depending upon the level of service provided by the distributor. We also record an allowance for warranty claims based on a percentage of sales, at the time revenues are recognized. The warranty percentage, which has ranged between one to five percent, is reviewed periodically and adjusted as necessary, based on our experience and future estimations.

Accounts Receivable and Allowance for Doubtful Accounts

     Accounts receivable balances are reported net of related deferred revenue and liabilities for sales allowances payable. In determining the adequacy of the allowance for doubtful accounts, we consider a number of factors, including the aging of the accounts receivable portfolio, customer payment trends, the financial condition of our customers, historical bad debts and current economic trends. Based upon our analysis of outstanding net accounts receivable at September 30, 2002, no allowance for doubtful accounts was recorded.

Inventory

     Our inventory is valued at the lower of cost or market on an average-cost basis. We regularly review inventory balances to determine whether a write-down is necessary. We consider various factors in making this determination, including recent sales history and predicted trends, industry market conditions and general economic conditions. No inventory write-downs were recorded during the three months ended September 30, 2002.

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

     We are currently marketing excess laboratory and office space at our headquarters in Bothell, Washington. If we are successful in finding a qualified subtenant and negotiating a sublease agreement, the market lease rate is not likely to cover all of the unamortized costs of leasehold improvements and equipment related to the subleased space. While it is not possible at this time to estimate the amount of a shortfall, the write-off of these fixed assets would likely have a material adverse impact on our results of operations for the quarter and year in which the charge is recorded. At September 30, 2002, the estimated net book value of leasehold improvements and equipment in the space being marketed for sublease was approximately $4.6 million. Changes in the factors listed above or other factors could result in significantly different cash flow estimates and an impairment charge.

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

     We have incurred operating losses in each quarter since inception and we expect to continue to incur further operating losses for the foreseeable future. From our inception in July 1994 to September 30, 2002, we have accumulated a deficit of $77.2 million. For the years ended December 31, 2001 and 2000, we had net losses of $23.7 million and $15.7 million, respectively. For the nine months ended September 30, 2002, we had a net loss of $14.9 million. To date, our revenues have been limited. We expect our future revenues to come primarily from the sale of Messenger, and these sales are highly uncertain. For example, there were no sales of Messenger in the fourth quarter of 2001, sales in the third quarter of this year were down by 90% from the same quarter last year and we expect sales in the fourth quarter of 2002 to be minor.

     Moreover, some of our major distributors in the United States, particularly in our Southern region, currently hold significant inventories of Messenger. In 2000, we shipped approximately 453,000 ounces of Messenger to our U.S. distributors. We estimate that approximately 66,000 ounces were sold by our distributors to growers in 2000 and approximately 387,000 ounces remained in distributors’ inventories at December 31, 2000. In 2001, we shipped approximately 1,225,000 ounces of Messenger to our U.S. distributors. We estimate that approximately 596,000 ounces were sold by our distributors to growers in 2001 and approximately 1,016,000 ounces remained in distributors’ inventories at December 31, 2001. In the first nine months of 2002, we shipped approximately 477,000 ounces of Messenger to our U.S. distributors. We estimate that approximately 611,000 ounces were sold by our distributors to growers in the first nine months of 2002 and that approximately 882,000 ounces remained in distributors’ inventories at September 30, 2002. We do not expect distributors that hold significant inventories of Messenger to place additional orders for Messenger until their current inventories are reduced, which will adversely affect our sales and results of operations. We expect to continue to devote substantial resources to maintaining and operating our manufacturing facility and to funding our research and development and sales and marketing activities in the United States and foreign countries. As a result, we will need to generate significant revenues to achieve and maintain profitability. We may never generate profits, and if we do become profitable, we may be unable to sustain or increase profitability on a quarterly or annual basis.

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

     The successful completion of multiple field trials in domestic and foreign locations on a wide variety of crops is critical to the success of our product development and marketing efforts. If our ongoing or future field trials are unsuccessful or produce inconsistent results or adverse side effects, or if we are unable to collect reliable data, regulatory approval of our current product or any other products we may develop could be delayed or withheld or we may be unable to achieve market acceptance of these products. Although we have conducted successful field trials on a broad range of crops, we cannot be certain that additional field trials conducted on a greater number of acres, or on crops for which we have not yet conducted field trials, will be successful. Moreover, the results of our ongoing and future field trials are subject to a number of conditions beyond our control, including weather-related events such as droughts and floods, severe heat and frost, hail, tornadoes and hurricanes. Generally, we pay third parties, such as growers, consultants and universities, to conduct our field trials for us. Incompatible crop treatment practices or misapplication of the product by third parties could interfere with the success of our field trials.

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

     Three of our distributors accounted for an aggregate of 33% of our net sales revenue for the nine months ended September 30, 2002. One of these distributors, AG Rx, Inc., accounted for $195,000 (12%) of our net sales revenue. Helena Chemical Company accounted for $191,200 (11%) of our net sales revenue and Triangle Chemical Company, Inc. accounted for $164,700 (10%) of our net sales revenue. If any of these distributors, or any other distributor which purchases a significant amount of our products, were to discontinue purchasing our products at any time, our sales would be adversely affected. In addition, the failure of any of these distributors, or of any other distributor to which we extend a significant amount of credit, to pay its account, now or in the future, may harm our operating results.

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

     In April 2000, we received conditional approval from the EPA to market and sell our first product, Messenger, in the United States. In April 2002, the EPA determined that all conditions for registration had been satisfied and converted the conditional registration of Messenger to unconditional. We are also required to obtain regulatory approval from certain state and foreign regulatory authorities before we market Messenger in those jurisdictions. Certain of these jurisdictions may apply different criteria than the EPA in connection with their approval processes. Although we are authorized to sell Messenger in 48 states on virtually all crops for crop production and disease management and in California on strawberries, grapes and fruiting vegetables, such as tomatoes and peppers, for disease management, we have not received approval for Messenger in Colorado or for use on other crops in California. We have also received authorization to sell Messenger in 26 foreign countries, including China, Germany, Mexico and six Central American countries. Our registration in China is temporary and limited to the sale of Messenger for use on several crops, including tomatoes, peppers, rice, cotton, tobacco and rape seed.

     If we significantly modify Messenger’s design as a result of our ongoing research and development projects, additional EPA and other regulatory approvals may be required. Moreover, we cannot assure you that we will be able to obtain approval for marketing additional harpin-based products or product extensions that we may develop. For example, while the EPA has in place a registration procedure for products such as Messenger that is streamlined in comparison to the registration procedure for chemical pesticides, there can be no assurance that all of our products or product extensions will be eligible for the streamlined procedure or that the EPA will not impose additional requirements that could make the procedure more time-consuming and costly for any future products we may develop.

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

     Our registration to sell Messenger in California for use on strawberries for disease management is conditioned on the requirement that we submit data from several additional studies within various required timeframes ending on March 31, 2003. There are no conditions on our registration to sell Messenger in California for use on fruiting vegetables and grapes for disease management. As required by the California registration for use on strawberries, in April 2001 we submitted to the California Department of Pesticide Regulation the data required by the EPA as a condition of federal registration. We submitted the results of six additional strawberry field trials in December 2001, other information in March 2002 and the results of another six strawberry field trials in July 2002. We will submit the results of additional studies to the CDPR at various times in 2002 and 2003, in accordance with the conditions of our registration. If we are unable to conduct the studies required by the CDPR in a timely manner, or if the results of the studies are unacceptable to the CDPR, they may not allow the continued use of Messenger on strawberries in California or they may impose limitations on this use of Messenger, which could have a negative impact on our sales. Because EPA and state approvals are required for commercial sales of Messenger, the loss of any of these approvals for any reason would prevent further sales of Messenger in the affected state or nationwide.

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

     Many companies are engaged in developing plant protection and yield enhancement products. Our competitors include major international agri-chemical companies, specialized biotechnology companies and research and academic institutions. Many of these organizations have significantly more capital, research and development, regulatory, manufacturing, distribution, sales, marketing, human and other resources than we do. As a result, they may be able to devote greater resources to the development, manufacture, promotion or sale of their products, receive greater resources and support from independent distributors, initiate or withstand substantial price competition or take advantage of acquisition or other opportunities more readily. Furthermore, these large agri-chemical companies have a more diversified product offering than we do, which may give them an advantage in meeting customer needs by enabling them to offer integrated solutions to plant protection and yield enhancement.

International expansion will subject us to risks associated with international operations, which could adversely affect both our domestic and international operations.

     Our success depends in part on our ability to expand internationally as we obtain regulatory approvals to market and sell Messenger and any other products we may develop in other countries. We have been conducting field trials in several international locations, and we have personnel in Europe and Mexico to develop operations in those regions. International expansion of our operations could impose substantial burdens on our resources, divert management’s attention from domestic operations or otherwise adversely affect our business. Furthermore, international operations are subject to several inherent risks, especially different regulatory requirements and reduced protection of intellectual property rights, that could adversely affect our ability to compete in international markets and could have a negative effect on our operating results.

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

     Inability to retain our existing key management or technical personnel or to attract additional qualified personnel could, among other things, delay our sales, marketing and research and development efforts. Moreover, in our field, competition for qualified management and technical personnel is intense and many of the companies with which we compete for experienced personnel have greater financial and other resources than we do. As a result, we may be unable to recruit, train and retain sufficient qualified personnel.

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

Item 4. Controls and Procedures

     Within the 90 days prior to the date of this report, we carried out an evaluation, under the supervision and with the participation of management, including our President and Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-14 under the Securities Exchange Act of 1934). Based upon that evaluation, our President and Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures are effective. There have been no significant changes in our internal controls or in other factors which could significantly affect internal controls subsequent to the date we carried out our evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

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

     To date, of the net offering proceeds, we have used approximately $18.3 million to expand and enhance our manufacturing, research and development and administration facilities, and approximately $39.2 million for working capital and general corporate purposes. The remaining portion of the net offering proceeds has been invested in cash equivalent investments. Our use of the proceeds from the offering does not represent a material change in the use of proceeds described in the prospectus included as part of the Registration Statement.

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

EDEN BIOSCIENCE CORPORATION

Date: November 7, 2002

	By:	/s/ Rhett R. Atkins

Rhett R. Atkins Chief Executive Officer and President

By:	/s/ Bradley S. Powell

Bradley S. Powell Chief Financial Officer and Secretary (principal financial and accounting officer)

CHIEF EXECUTIVE OFFICER CERTIFICATION

I, Rhett R. Atkins, President and Chief Executive Officer of EDEN Bioscience Corporation, certify that:

1. I have reviewed this quarterly report on Form 10-Q of EDEN Bioscience Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have;

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 7, 2002	/s/ Rhett R. Atkins

Rhett R. Atkins President and Chief Executive Officer

CHIEF FINANCIAL OFFICER CERTIFICATION

I, Bradley S. Powell, Chief Financial Officer of EDEN Bioscience Corporation, certify that:

1. I have reviewed this quarterly report on Form 10-Q of EDEN Bioscience Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have;

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 7, 2002	/s/ Bradley S. Powell

Bradley S. Powell Chief Financial Officer