Form 10-K
period 2002-12-31
EDEN BIOSCIENCE CORP
filed 2003-03-27
CIK 930095

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
[X]	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002

OR
[_]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________ .

Commission File Number 0-31499

EDEN Bioscience Corporation
(Exact name of registrant as specified in its charter)

Washington (State or other jurisdiction of incorporation or organization)	91-1649604 (IRS Employer Identification No.)

3830 Monte Villa Parkway, Suite 100 Bothell, Washington (Address of principal executive offices)	98021-6942 (Zip code)

(425) 806-7300
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:
None

Securities registered pursuant to Section 12(g) of the Act:
Common stock, par value $0.0025 per share
(Title of class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). Yes [_] No [X]

     The aggregate market value of the common stock held by non-affiliates of the registrant, based on the closing sale price on June 28, 2002 as reported on The Nasdaq National Market, was $36,871,898.

     The number of shares of the registrant’s common stock outstanding as of March 21, 2003 was 24,308,495.

DOCUMENTS INCORPORATED BY REFERENCE

     Portions of EDEN Bioscience Corporation’s proxy statement for its 2003 Annual Meeting of Shareholders to be filed with the Commission pursuant to Regulation 14A not later than 120 days after December 31, 2002 are incorporated by reference in Part III of this Form 10-K.

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

Item 1. Business.

Overview

     We are a plant technology company focused on developing, manufacturing and marketing innovative natural protein-based products for agriculture. We have a fundamentally new, patented and proprietary technology that we believe enhances plant health and improves crop production and plant protection. We believe our technology and our initial product, Messenger, provide growers with valuable benefits by increasing crop yields, quality and shelf-life and improving the plant’s ability to withstand diseases and other environmental stresses.

     Our proprietary technology is based on a new class of nontoxic, naturally occurring proteins called harpins. Harpin proteins trigger a plant’s natural defense systems to protect against disease, and simultaneously activate certain plant growth systems, leading to increased biomass, photosynthesis, nutrient uptake and root development and, ultimately, to improved crop yield and quality.

     Messenger received Environmental Protection Agency (“EPA”) approval in April 2000, and we began sales in August 2000. Messenger is a water-soluble, granular powder that is topically applied either independently or in conjunction with traditional chemical pesticides. Messenger is not a substitute for products currently being used by growers. Once applied, Messenger degrades rapidly and leaves no detectable residue. Unlike traditional chemical pesticides, Messenger and other products we are developing have no direct killing effect on pests, reducing the likelihood of pest resistance. In addition, unlike genetically modified plants, Messenger does not alter the plant’s DNA.

     Our near-term focus is the commercialization of Messenger for use on specifically targeted crops in designated regions. We are currently concentrating our efforts on high-value crops, such as citrus, grapes, tomatoes, peppers, cucumbers, melons, strawberries, stone fruit, tobacco and other horticultural and specialty crops from which we expect growers will derive the greatest economic benefit from the use of Messenger. In March 2003, we began limited marketing of Messenger to the home and garden market, focusing primarily on roses.

     In conjunction with the commercialization of Messenger, we plan to continue to focus significant resources on research and development activities to develop and commercialize new products based on our harpin and harpin-related technology. We believe that the additional products and technologies currently under development have the potential to enhance performance in specific markets, reduce our production costs and provide the combination of performance and economics necessary to target large-acreage crops that have lower per-acre values than our current focus crops.

     We were incorporated in the state of Washington in 1994.

Industry Overview

     In order to remain competitive in the global agricultural marketplace, growers are consistently challenged to increase productivity by improving crop yield and quality. Over the last several decades, growers have relied on the development of more effective farming practices, improved plant protection and yield enhancement methods and products to limit agricultural crop losses and to increase the yield and quality of their crops. In recent years, however, the rate at which growers have been able to further improve crop productivity has declined as improved farming practices have become more fully implemented, as land suitable for conversion to farming has become more scarce and as concerns about the environmental impact of farming have increased. Moreover, growers today face increasing scarcity of available resources, such as labor, water and land, and increasing restrictions on the use of traditional chemical pesticides. At the same time, the global demand for food and improved food quality continues to increase with population growth and generally rising standards of living.

     In today’s competitive agricultural environment, growers must maximize crop productivity by enhancing yield and minimizing crop losses. In addition to basic agronomic practices such as crop rotation, cultivation or variety selection, growers generally have two alternatives to limit economic losses and increase yields. The first approach is to use traditional chemical pesticides, and the second is to grow genetically modified plants that are engineered to resist certain insects or to tolerate applications of nonselective herbicides. Each of these approaches has come under criticism from a variety of sources worldwide including environmental groups, government regulators, consumers and labor advocacy groups.

Traditional Chemical Pesticides

     Growers use traditional chemical pesticides to kill weeds, insects, microorganisms and other pests. Although generally effective in killing targeted pests, traditional pesticides may have serious adverse side effects. Many of these chemicals are suspected carcinogens and many are acutely toxic. Pesticide applicators and field workers face risks from direct exposure to toxic chemical pesticides and are required to obtain specialized training and follow EPA-approved label instructions. In addition, use of chemical pesticides often suppresses beneficial insects and microorganisms that otherwise provide a degree of natural protection. Over time, many pathogens and pests develop resistance to chemical pesticides.

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

The EDEN Solution and Advantages

     Utilizing our harpin and harpin-related technology, we have developed and are continuing to develop products that activate a plant’s natural growth and defense systems without altering the plant’s DNA. We believe our harpin and harpin-related technology provides the following valuable benefits to growers:

•	Simultaneous activation of natural plant systems to:

–	Improve plant health, growth, crop yield and quality. We have demonstrated an ability to improve plant growth as evidenced by increases in one or more of the following: biomass, photosynthesis, nutrient uptake and root development. We believe the improved plant growth observed in our Messenger field trials leads to improved plant health and generally increased yields and quality over current agronomic practices using traditional chemicals.

–	Protect against a broad array of viral, fungal and bacterial diseases. Our technology has demonstrated an ability to activate a plant’s natural systems to assist in defense against a broad spectrum of viral, fungal and bacterial diseases.

•	Effectiveness across a wide array of crops. Our technology has proven effective in activating natural plant growth and defense systems in over 40 crops, including high-value crops such as citrus, grapes, tomatoes, peppers, cucumbers, melons, stone fruits, tobacco and strawberries; traditional field crops such as cotton, wheat, rice, and corn; and ornamental crops such as roses.

•	Improved food safety. Our technology allows us to use small amounts of harpin protein, our active ingredient. Generally, only two to four grams of harpin protein are required to treat one acre. Once applied, harpin protein degrades rapidly and leaves no detectable residue. As a result, we believe harpin-based products will improve food safety.

•	Reduced risk of environmental damage and improved worker safety. Based on independent toxicology studies, in-house laboratory tests and extensive field testing, we believe harpin protein has little, if any, impact on the environment. As a result, we believe harpin-based products have significant advantages over traditional chemical pesticides in terms of worker safety and environmental damage.

•	Reduced likelihood of pest resistance. Over time, the direct killing function associated with chemical pesticides sometimes results in pest and pathogen resistance. Because the mode of action of our technology has no direct killing effect, we believe it is less likely that pests and pathogens will develop resistance to our product.

Our Business Strategy

     Our objective is to utilize our proprietary technology to develop, manufacture and market products that enhance crop yield and quality and improve plant health and protection. We plan to achieve this goal by implementing the following key strategies:

•	Commercialize Messenger, and any future products we may develop based on our proprietary technology, worldwide. We are conducting marketing activities designed to promote the distribution and sale of our first product, Messenger, and made our first commercial sales of the product in August 2000. We plan to commercialize Messenger, and any future products we may develop, worldwide beginning in the United States and expanding to foreign countries over time as we obtain regulatory approvals and establish business relationships. We intend to distribute these products through established agri-chemical distributors in order to leverage their existing sales forces and grower relationships. In March 2003, we introduced Messenger for home and garden use and began to sell it through retailers and over the Internet.

•	Promote the benefits of Messenger and our harpin and harpin-related technology. We intend to use our existing and growing body of field trial results to promote the use of Messenger and the benefits of our proprietary technology. We plan to build market awareness through a wide range of field demonstration programs, materials and events, including conference and trade show appearances and the dissemination of sales literature and promotional materials.

•	Continue to develop Messenger and new products that utilize natural plant growth and defense systems. We plan to continue to focus significant resources on research and development activities to develop and commercialize new products based on our harpin and harpin-related technology platform. We expect that these efforts will include new formulations and new harpin proteins. We also plan to evaluate the potential of plants modified with harpin protein for commercial application.

•	Control and protect our technology. We own or have obtained exclusive worldwide rights to patents and patent applications that cover Messenger and its use and other related technologies. We have not granted any geographic, crop or technology rights, other than for research and limited field trials, to these patents and patent applications. We plan to aggressively protect our control of these technologies by enforcing our current patents and filing additional patent applications in many countries worldwide. Where appropriate, we plan to continue to file patent applications jointly with Cornell University or other institutions.

•	Maintain control over product manufacturing. In order to control the quality and supply of Messenger and any future products we may develop and help to maintain our proprietary position, we intend to retain control over the manufacturing of these products. We have established comprehensive and detailed quality control and assurance systems to ensure that we sell the highest quality product. We will use independent manufacturing arrangements only when we can satisfy ourselves that we can maintain our quality standards.

Core Technology Platform

     The active ingredient in Messenger is one of a class of environmentally safe, nontoxic proteins called harpins, which were discovered by Dr. Zhongmin Wei, our Vice President of Research and Chief Scientific Officer, and his colleagues while at Cornell University. Science magazine recognized the importance of the harpin discovery and published the related study as its cover story in July 1992. The USDA also recognized the discovery, describing it as a “scientific breakthrough” in understanding how plants respond to pathogens.

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

How Harpin Works

     The harpin protein serves to initiate several key plant reactions that generally result in improved plant growth and disease resistance. Once a harpin protein is applied to a plant and binds to a plant receptor, production of hydrogen peroxide, an important mechanism of plant defense, is induced in plant cells and a series of ion exchanges are stimulated in the cell membrane. Then, a series of signal transductions occur that result in the following benefits:

•	Improved plant growth, crop yield and quality. Harpin is able to induce the expression of many plant growth and development related genes, such as cell elongation, ion channels, cell wall development, photosynthesis proteins, flowering initiation and fruit size. Activation of plant growth and related pathways results in increased photosynthesis and nutrient uptake. Harpin-treated plants generally show increased biomass and root development; earlier flowering and fruit maturation; and improved crop yield and quality.

•	Disease resistance. The systemic acquired resistance pathway is broadly classified as encoding pathogenesis-related proteins, which play an active role in disease resistance. In addition, our researchers have demonstrated that harpin proteins induce the jasmonic acid/ethylene dependent pathway that plays an important role in disease defense.

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

Messenger — Our Initial Product

     Utilizing our proprietary harpin and harpin-related technology, we have developed Messenger, which activates natural plant growth and defense systems without altering the plant’s DNA or having a direct killing effect on pests or pathogens. Messenger received approval from the EPA in April 2000. We have a facility to manufacture Messenger in commercial quantities and began commercial sales of the product in August 2000. Messenger is a water-soluble, granular powder that is topically applied either independently or in conjunction with certain traditional agricultural chemicals. Once applied, Messenger degrades rapidly and leaves no detectable residue. Messenger provides all the advantages of our core technology, including:

•	simultaneous activation of natural plant systems to improve plant health, growth, crop yield and quality, and to assist in protection against a broad array of viral, fungal and bacterial diseases;

•	effectiveness across a wide array of crops;

•	improved food safety;

•	reduced risk of environmental damage;

•	increased worker safety; and

•	reduced likelihood of pest resistance.

     In addition to these key advantages of our proprietary technology, Messenger provides the following additional benefits:

•	Low dosage and quick activation of plant systems. Generally, only two to four grams of harpin protein, Messenger’s active ingredient, are required to treat one acre of crops. Upon application, Messenger quickly initiates the activation of the plant’s growth and defense systems, with full activation occurring within three to five days. The presence of Messenger initiates the plant response. The continued presence of Messenger is not required for full activation, reducing the need for re-application due to rain or other environmental conditions.

•	Simple application. Messenger can be applied using standard equipment and a variety of simple application methods, such as direct foliar sprays, seed treatments and soil drenches. For foliar spray applications, Messenger is mixed with water, either alone or in combination with certain other plant treatments, and applied using conventional spray equipment. In contrast to many traditional pesticides, which generally require that each individual plant leaf be sprayed, it is not necessary to spray the entire plant for Messenger to be effective.

•	Extended effect. In certain crops, such as corn, wheat and rice, we believe only one application of Messenger per season is necessary. For other crops, such as fresh vegetables and ornamentals, repeat applications have been shown to enhance the growth and defense benefits of Messenger.

•	Reduced use restrictions and ease of disposal. Many chemical pesticides have restrictions that prohibit farm workers from re-entering treated fields or greenhouses for periods of 24 to 48 hours, which may cause significant delays in grower activities. Messenger, on the other hand, qualifies for the EPA’s minimum restricted entry interval of four hours. Similarly, many chemical pesticides are subject to restrictions that impose minimum time periods, ranging from a few days to several weeks, between the product’s last application and the time of harvest. Because Messenger is virtually nontoxic and leaves no detectable residues on treated crops, there is no pre-harvest interval. In addition, in contrast to most traditional chemical pesticides, personal protective equipment, such as respirators, rubber gloves, boots and complete suits of protective outerwear, is not required for workers applying Messenger. Unlike products containing toxic chemicals, Messenger’s packaging materials can be disposed of in traditional municipal or county waste collection systems.

Messenger’s Performance in Field Trials

     We conduct both small scientifically oriented field trials and large demonstration field trials to test the efficacy and performance of Messenger, to educate growers and their advisors regarding the benefits and use of Messenger, and to generate data to enable us to improve application rates and timing. In addition, we conduct field trials in connection with our research and development of new products. Field trials are conducted with major growers, universities and consultants. Generally, we pay these independent third parties to execute, evaluate and report on our trials pursuant to specific protocols agreed to by such parties. Compliance with such protocols is monitored by our field development scientists.

     Since 1996, we have completed in excess of 1,000 field trials on over 40 crops in the United States, the People’s Republic of China, Mexico, Europe, Africa, the Middle East and other countries and regions of the world. The majority of trials were conducted on citrus, cotton, cucumber, peppers, strawberries, tobacco, tomatoes, grapes and corn. Our field trials generally demonstrated that there is an increase in yields of crops treated with Messenger over the yields of crops grown under current agronomic practices. In addition, Messenger provided disease management to assist in protection against a broad spectrum of viral, fungal and bacterial diseases.

     Field trials are subject to numerous environmental and human circumstances beyond our control and results can vary significantly. Not all the trials we have conducted have shown commercially significant results. As resources allow, we plan to continue to research the crops that may prove to be unresponsive to Messenger as we learn more about agronomic growing practices and plant biochemistry through our research programs.

Messenger’s Safety

     Independent toxicology studies, in-house laboratory tests and our extensive field testing experience demonstrate that Messenger is virtually nontoxic to humans and the environment. The following is a summary of the human health and environmental safety attributes of Messenger:

•	Negligible human dietary and environmental exposure. There is virtually no human dietary or environmental exposure to Messenger resulting from application of the product. Residues of Messenger on treated crops are rapidly degraded by sunlight, rain and microorganisms and are undetectable within three to ten days following application, even when applied at rates far above our recommended application rates.

•	Safe for animals. The EPA requires that toxicology studies be conducted to evaluate the impact of Messenger on selected animals. The EPA-required mammalian toxicology testing placed Messenger in the EPA’s “Toxicity Category IV,” a designation reserved for materials with the lowest hazard potential. Further, only at dose levels hundreds of times higher than would typically be present as a result of recommended field applications is there any evidence of toxicity to fish or other aquatic organisms. Unlike many plant protection and yield enhancement products, Messenger requires no label warnings or special use restrictions to protect animals.

•	Nontoxic to plants. Messenger has never been observed to cause phytotoxicity or any other adverse effects in plants during the course of hundreds of field trials conducted on a variety of crops under a wide range of environmental conditions. Also, we have not observed any adverse effects attributable to Messenger in numerous controlled laboratory studies to evaluate its effects on seedling germination and emergence.

•	Safe for use in sensitive habitats. The EPA has expressed concern about the use of crop protection products in or around highly sensitive habitats such as estuaries and areas inhabited by threatened or endangered plants or animals. Because Messenger exhibits such a high degree of safety to plants and nontarget organisms, we believe it is an ideal candidate for use within and adjacent to environmentally sensitive areas and the Messenger label bears no restrictions or precautions regarding such use.

Sales, Marketing and Distribution

     Our marketing activities are designed to promote and demonstrate the benefits of Messenger to growers, distributors and other interested parties. We market and sell our product as a plant health regulator to be used in addition to growers’ integrated crop production programs.

     Our commercialization efforts are focused on high-value crops, such as citrus, grapes, tomatoes, peppers, stone fruits, tobacco, cucumbers, melons, strawberries and other horticultural and specialty crops from which we expect growers will derive the greatest benefit from Messenger, both in terms of its relative cost compared to the value of the crops treated and the value of the expected increases in yields and quality. These crops were chosen based on consistency of Messenger performance, geographic concentration, grower concentration and our ability to communicate directly with growers. In addition, we are focusing on leading commercial growers who have significant purchasing power and are generally considered early adopters of new technologies. We are working with these growers and their consultants in field demonstrations, enabling them to become familiar with Messenger and to experience its benefits firsthand. In March 2003, we began marketing Messenger through retailers and over the Internet to the home and garden market, concentrating primarily on roses.

     Our experience indicates that it is important for our representatives to follow-up with growers so that benefits of using Messenger are fully understood by growers. We believe that success in growers’ adoption of Messenger is dependent on educating growers and gaining on-farm validation of Messenger’s benefits. This process requires an intensive on-farm effort lead by us and supported by the trade channel and other interested parties, such as independent grower advisors. We maintain a team of sales specialists to educate growers and distributors on the use and benefits of Messenger. These specialists possess a high level of technical expertise and knowledge regarding Messenger and our harpin and harpin-related technology, as well as competing plant protection and yield enhancement products and techniques. This team maintains close relationships with growers and distributors through the growing seasons to collect product performance information and to position Messenger for expanded usage in the following seasons.

     As of February 28, 2003, we had established two regional sales and marketing business units in the United States. Our eastern business unit currently consists of six sales personnel and our western business unit consists of nine sales personnel. We also have three employees in our Mexican business unit. During the growing season, we also hire temporary employees to assist with sales and marketing and follow-up with growers.

     We recorded our first revenue from international sales of Messenger, totaling approximately $128,000, in 2002. These sales were made primarily to distributors in Chile, Ecuador, Guatemala, Mexico and Oman. Although we expect international sales to continue to grow, we do not expect them to be a significant portion of total sales revenue in 2003.

     We conduct a number of marketing and awareness programs to support the sale and distribution of Messenger, including programs that promote the initial usage of the product and programs for repeat users to expand their usage. We use integrated marketing campaigns in our targeted crops and regions aimed at increasing brand awareness among large growers. These include targeted direct mail promotions, publicity articles and trade show promotions. In addition, we have programs that are designed to educate distributors, major commercial growers and their production advisors about the benefits of Messenger. Our field development scientists conduct field trials with these influential groups to further evaluate product efficacy, timing of application, combination treatments incorporating other agricultural chemicals and use in integrated crop management programs.

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

     We plan to continue employing established industry methods to distribute Messenger. Our independent distributors have developed positive working relationships with growers over many years and provide us with valuable marketing and sales assistance in the continuing introduction of our new technology. We have engaged several independent distributors in the distribution and sale of Messenger, ranging from large, nationwide distributors with multiple locations to local independent distributors with one location. We believe our distributors have the opportunity to achieve attractive profit margins by selling our product and, therefore, will have an incentive to promote and sell Messenger and any other products we may develop. We may also offer volume discounts, extended payment terms or establish other programs designed to appeal to our distributors and growers. The following table presents quantities of Messenger we sold to our distributors and, based on information reported by distributors, estimated sales by distributors to growers and estimated quantities of Messenger in distributors’ inventories at year end:

	Ounces of Messenger
As of December 31,	Sold by EDEN to Distributors	Estimated Sales By Distributors to Growers	Estimated Year- End Distributors’ Inventories
2000	453,000	66,000	387,000
2001	1,225,000	596,000	1,016,000
2002	535,000	684,000	867,000

     In February 2003, we negotiated with one of our distributors a compromise settlement of an uncollected account receivable and unpaid accrued sales allowances. Under the terms of the settlement agreement and mutual release, we agreed to purchase approximately 232,000 ounces of Messenger from that distributor in return for a payment of $250,000 to that distributor. As a result of this settlement, the estimated amount of Messenger in distributors’ inventories has been reduced by approximately 232,000 ounces from the December 31, 2002 amount shown above.

     Over time, we intend to continue to pursue selected international opportunities by establishing relationships with individuals or companies having experience in selected foreign markets, conducting additional international field trials, pursuing regulatory approval in international markets with concentrations of our targeted crops and establishing relationships with foreign distributors in an effort to capitalize on global opportunities.

Manufacturing

     In 2001, we completed a significant expansion of our manufacturing facility and now have the capacity to manufacture approximately 25 million ounces of Messenger annually. To help ensure the quality and supply of our products and to protect our proprietary technology, we intend to retain control over the manufacturing process. We have established comprehensive and detailed quality control and assurance systems to ensure that we sell the highest quality product. We currently conduct numerous quality control tests on each Messenger production lot. We will use independent manufacturing arrangements only when we can satisfy ourselves that our strict quality standards will be maintained. When our manufacturing plant is operating, we depend on independent manufacturers for large-scale fermentation services and to perform certain other portions of our production process.

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

     The Messenger inventory currently held by us, growers and independent distributors was manufactured in 2000, 2001 and 2002. Due to the age of some of this inventory, we have begun limited re-testing of Messenger samples produced in 2000 and 2001. Results of limited re-testing of 2000 production indicate that this material still meets our quality control standards. Results of limited re-testing of 2001 production indicates that a portion of this material may have degraded below our quality control standards and we have recorded inventory cost reductions and write-offs totaling $193,000 in 2002. If our re-testing program indicates that additional material has degraded below our quality control standards, we may have to record additional inventory write-downs and may replace any such product held by distributors or growers.

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

Research and Development Programs

     Our research and development efforts utilize protein and organic chemistry, analytical chemistry, recombinant technologies and traditional water-based fermentation techniques, among others. As of December 31, 2002, we employed 23 researchers and support staff in Bothell, Washington and other locations, seven of whom hold doctoral degrees. These employees work in the following functional areas: 15 researchers and support staff who perform traditional laboratory research and development in Bothell, Washington; five field development personnel in the U.S., Mexico and Europe whose primary responsibility is to plan, coordinate and oversee Messenger field trials; and three employees in the U.S. and Europe who handle regulatory affairs.

     Through our extensive knowledge of harpin effects and harpin receptors and our intensive research program, we believe that we will continue to discover and develop new products that will improve yield enhancement and plant protection in the future. Our research and development efforts are focused on reducing product costs, increasing product efficacy, developing new markets and demonstrating biological activity. Our primary projects are:

•	Conducting Messenger field trials. We are conducting field trials to further evaluate Messenger’s efficacy in certain crops and regions, provide additional product information to growers, support sales and marketing in focus crops and expand our knowledge base of current and potential new focus crops. We are also continuing to explore new markets and applications such as post-harvest benefits from pre-harvest applications of Messenger and home and garden uses. Some of these trials are necessary to obtain and support registration of Messenger in California and certain foreign countries.

•	Developing new formulations. We are developing new formulations that we expect will offer primary benefits such as longer product shelf-life, lower cost of production and improved product performance.

•	Identifying new harpin proteins. We have identified and are currently performing efficacy studies on harpin proteins that we have shown to be many times more potent than our current product and that may have effects on other classes of disease or induce additional growth pathways in plants.

•	Understanding the plant receptor system. We are developing our understanding of how the harpin protein message is recognized by plants’ receptors. Biochemical pathways are activated in the process of the recognition and subsequent transduction. We believe this research will allow us to better understand and screen the potential uses of harpin and other harpin-related products.

     In addition, we conduct in-house research and development activities to increase our understanding of harpin and harpin-related technology, including genetic modification of plants. However, we do not possess the seed technology necessary to commercialize genetically modified crops. As a result, these products could be brought to market only with the assistance of companies that possess this technology.

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

     Currently, we have exclusive rights under the license agreement to 30 U.S. and foreign patents and 40 U.S. and foreign patent applications. The patents and patent applications include claims that protect Messenger and, accordingly, our ability to market and sell Messenger depends on the license agreement. Future inventions may be added to the license agreement based on inventorship, our funding of the research at Cornell that produced the invention and the relationship of potential patent claims of the invention to the claims of the licensed patents or licensed patent applications.

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

Patents and Proprietary Rights

     We own or have exclusive rights to approximately 103 U.S. and foreign patents and patent applications, consisting of 31 U.S. and foreign issued patents and 72 patent applications pending in the U.S. and abroad. Protection of our proprietary rights is vital to our business. In addition to our policy of seeking patents on our inventions, we rely on trade secrets, know-how that is not patented and continuing technological innovation to develop and maintain our competitive position. In addition, we maintain a policy of acquiring licenses under selected patents or patent applications from third parties, and entering into confidential information and invention assignment agreements with our employees, consultants and other third parties.

     Through our license agreement with the Cornell Research Foundation, we have exclusive rights to 15 U.S. patents and 11 pending U.S. patent applications either owned solely by the Cornell Research Foundation or jointly with us. We also have exclusive rights to 15 foreign patents and 29 foreign patent applications corresponding to the issued patents or pending U.S. filings. We own one foreign patent and 11 U.S. and 21 foreign patent applications covering technologies that have been invented solely by our researchers.

     Our Messenger product is covered by the U.S. patents to which we have exclusive rights. These patents, which include claims for the harpin family of proteins generally, for various specific harpins and for the use of harpin proteins to impart disease or insect resistance or to enhance plant growth or improve yields, will expire between 2013 and 2018. We believe these patents preclude our competitors and other entities from making, using or selling harpin proteins and using harpin proteins to impart disease or insect resistance or to improve yields or enhance plant growth.

     Our pending patent applications include claims to several specific harpin proteins, methods to apply harpin proteins to seeds, the insertion of the harpin genes into plants to impart disease resistance and the use of harpin proteins to prevent post-harvest disease in fruits and vegetables and desiccation in ornamental cuttings. In addition, we have filed for patent protection for imparting tolerance to environmental or chemical stress, segments of harpin proteins and their uses, harpin protein binding molecules, as well as the activation of specific plant genes and gene families by harpin proteins.

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

Government Regulation and Registration

     Messenger is regulated under the Federal Insecticide, Fungicide, and Rodenticide Act (“FIFRA”) and under the Federal Food, Drug, and Cosmetic Act (“FFDCA”) by the U.S. Environmental Protection Agency. The EPA has determined that Messenger is a biochemical pesticide, a subset of biopesticides. Compared to traditional chemical pesticides, biopesticides are generally subjected to significantly fewer data requirements to support registration under FIFRA.

     On April 19, 2000, the EPA granted a two-year conditional registration for the full commercial use of Messenger, contingent upon the submission of additional information. In April 2001, we submitted the results of several studies as required by our conditional registration. The EPA reviewed this information, determined that it fulfilled the conditions of registration, and in April 2002 converted Messenger’s registration from conditional to non-expiring. Having met the conditions of registration and received a non-expiring EPA registration, we are now able to continue sales of Messenger with no further obligation, at this time, to develop and submit additional data to the EPA to support registration.

     The EPA also granted EDEN an exemption from tolerance under the FFDCA, meaning that it was not necessary to establish a maximum level of harpin residue that may be present on food or animal feed. Now that Messenger is registered by the EPA, the Food and Drug Administration is responsible for monitoring and enforcing Messenger’s exemption from tolerance.

     Although pesticides themselves are exempt from the Toxic Substances Control Act (“TSCA”), TSCA does regulate pesticide raw materials such as the bacteria we use to produce harpin protein. However, the EPA has established an exemption from TSCA regulation for the category of bacteria we use to produce harpin if it is used in a contained environment in a limited access facility. The bacteria we use and our facilities comply with these requirements and, therefore, we are exempt from any further requirements of this law.

     We are required to obtain regulatory approval from certain state and foreign regulatory authorities before we market Messenger in those jurisdictions. In the United States, we are authorized to sell Messenger in 48 states on virtually all crops for crop production and disease management. In California, we are authorized to sell Messenger for use on citrus and tomato to increase overall production, and for use on strawberries, grapes and fruiting vegetables (tomato, pepper and eggplant) for disease management. The California approval for grapes and fruiting vegetables is unconditional. The approval for strawberries is conditioned on the requirement that we submit data from several additional studies, some of which were submitted in April and December 2001 and July 2002. We expect to submit the remaining information within various required time frames ending on March 31, 2003. Upon review and acceptance of the data and information, we expect California to convert its strawberry approval to unconditional. The approval for use of Messenger in California on citrus and tomato to increase overall production was granted in March 2003 and is conditioned on the requirement that we submit data from several additional studies at various timeframes, concluding in December 2005. We have not received approval for Messenger in Colorado.

     Foreign jurisdictions have taken a variety of approaches in the review and approval of Messenger. For example, Messenger is exempt from regulation in Morocco, and in Germany Messenger is approved for use as a “plant strengthener,” which gives us the ability to sell Messenger throughout the country. We have also received authorization to sell Messenger, or are exempt from formal authorization requirements, in at least 24 additional foreign countries, including China, Finland, Egypt, United Arab Emirates, Oman, Mexico, Ecuador and six Central American countries. We are pursuing registrations in several additional foreign countries, including Spain and Turkey. Our registration in China is temporary and limited to the sale of Messenger for use on tomatoes, peppers, tobacco and rapeseed. The temporary registration is valid through September 29, 2004. We expect to receive final registration by September 2004. There can be no assurance that review and registration processes of other foreign jurisdictions will result in approval of Messenger in those jurisdictions or that such approvals will be received on a timely basis or at a reasonable cost.

     Messenger is subject to continuing review by the EPA, state and foreign jurisdictions and extensive regulatory requirements. The EPA or the applicable regulatory body in any of these jurisdictions could at any time revoke our registration or impose limitations on the use of Messenger upon receipt of newly discovered information, including an inability to comply with regulatory requirements or the occurrence of unanticipated problems with the product.

     Our manufacturing operations are subject to regulation and periodic inspection by the EPA and other federal and state regulatory agencies.

Competition

     The crop protection and yield enhancement industry is highly competitive and is dominated by multinational chemical and pharmaceutical companies, including Syngenta AG, Monsanto Company, BASF AG, Bayer AG, E.I. DuPont de Nemours and Company and The Dow Chemical Company. All of these companies have substantially greater financial, technical, distribution and marketing resources than we do. Competition is based primarily on price and efficacy. In addition, attracting and retaining qualified personnel, developing production and marketing expertise, developing proprietary products or processes and obtaining regulatory approvals on a timely basis are essential to establishing a competitive market position.

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

     We expect competition within the plant protection and yield enhancement industry to intensify as regulatory pressures on traditional chemical solutions increase. We believe this will occur as advances in biological crop protection and yield enhancement technologies become more widely known. We may be unable to compete successfully against our current competitors or new market entrants may develop products that compete directly with our products and are more effective, less expensive or more widely accepted than our products.

Employees

     As of December 31, 2002, we employed 55 persons, 30 of whom were located at our corporate headquarters in Bothell, Washington and 25 of whom were located elsewhere. Of these employees, approximately 23 were engaged in research and development and related areas, two in manufacturing and facilities, 18 in sales and marketing and 12 in management and administration. Our employees are not covered by any collective bargaining agreements. We believe relations with our employees are good.

EDEN Website

     Through our Internet website at www.edenbio.com, we provide free access to our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports as soon as reasonably practicable after such material is electronically filed with or furnished to the Securities and Exchange Commission.

Executive Officers and Directors

     The following table sets forth certain information regarding our executive officers and directors as of March 15, 2003:

Name	Age	Position
Rhett R. Atkins	49	President, Chief Executive Officer and Director
Bradley S. Powell	42	Vice President of Finance, Chief Financial Officer and Secretary
Zhongmin Wei	46	Vice President of Research and Chief Scientific Officer
William T. Weyerhaeuser	59	Chairman of the Board of Directors
Gilberto H. Gonzalez	55	Director
Jon E. M. Jacoby	64	Director
Albert A. James	71	Director
Agatha L. Maza	63	Director
Richard N. Pahre	62	Director
John W. Titcomb, Jr	52	Director

     Rhett R. Atkins, D.B.A. was appointed President, Chief Executive Officer and a member of the Board of Directors in June 2002. From January 2000 to June 2002, Dr. Atkins was President of Palmetto Ag Inc., a retail provider of seed and chemical crop inputs. From September 1991 to December 2000, Dr. Atkins worked for Micro Flo Company in various executive positions related to sales, marketing and research and development. From 1981 to 1991, Dr. Atkins worked for BASF in sales and marketing. Dr. Atkins received a B.S. degree from Clemson University, an M.B.A. degree from Campbell University and a D.B.A. degree from Nova Southeastern University.

     Bradley S. Powell served as Interim President from November 2001 to June 2002, and has served as Secretary since June 2000 and as Chief Financial Officer and Vice President of Finance since July 1998. From March 1994 to July 1998, he served as Vice President and Corporate Controller of Omega Environmental, Inc., a provider of products and services to owners of underground storage tanks. In 1983, Mr. Powell joined KPMG Peat Marwick, an international public accounting firm, as a certified public accountant and, from 1990 to March 1994, served as a Senior Audit Manager. Mr. Powell received a B.S. degree from Central Washington University.

     Zhongmin Wei, Ph.D. has served as our Chief Scientific Office since November 2001, as Vice President of Research since May 1998, and served as Director of Research from April 1997 to May 1998 and as Senior Scientist from June 1996 to April 1997. From November 1995 to April 1996, Dr. Wei served as Principal Investigator at the Institute of Molecular Agrobiology in Singapore, an agricultural biotechnology research organization. From July 1992 to June 1996, Dr. Wei served as a Research Scientist and, from September 1989 to September 1992, as a Post-Doctoral Associate at the Cornell University School of Agricultural and Life Sciences. Dr. Wei received a B.S. degree from Zhejiang University and M.S. and Ph.D. degrees from Nanjing Agricultural University, both in the People’s Republic of China.

     William T. Weyerhaeuser, Ph.D. has served as Chairman of the Board of Directors since November 2001 and as one of our directors since May 1998. Dr. Weyerhaeuser was in private practice as a clinical psychologist from 1975 to 1999. From May 1993 to June 1994, he served as President of Rock Island Company, a private investment company, and from July 1994 to June 1998 as its Chairman of the Board and Chief Executive Officer. Dr. Weyerhaeuser currently serves as a director of several privately held companies and foundations, and of two other public companies, Potlatch Corporation, a timber and paper products company, and Columbia Banking System, Inc., a financial institution. Dr. Weyerhaeuser received a B.A. degree from Stanford University, an M.A. degree from Fuller Theological Seminary and a Ph.D. degree from the Fuller Graduate School of Psychology.

     Gilberto H. Gonzalez was appointed a member of the Board of Directors in February 2003. Mr. Gonzalez currently serves as Chairman of Evergreen Business Group, LLC, a company involved in real estate marketing, investing and development, and as Chairman of Select Capital Group, a financial services company. Beginning in 1970, Mr. Gonzalez has worked in the agricultural chemical business in various executive capacities in sales and marketing. Most recently, Mr. Gonzalez served as Executive Vice President of Micro Flo Company from 1991 to 1999, and Regional Sales Manager from 1985 to 1989. From 1970 to 1985, Mr. Gonzalez worked for Helena Chemical Company in a variety of managerial roles, most notably Division Manager of the Midwest and Northcentral Divisions, and as Director of the Andean Block for Vertac International, an international division of Helena. Mr. Gonzalez received a B.S. degree in Agricultural Business and Economics from Texas A&M University.

     Jon E. M. Jacoby has served as one of our directors since February 1999. Mr. Jacoby has been employed by Stephens Inc. and Stephens Group, Inc., collectively engaged in investment banking and other business activities, since 1963 and is presently a director and officer of each of those companies. He is also a director of Delta & Pine Land Company, an agricultural products company; Power-One, Inc., a power supplies manufacturer; and Sangamo Biosciences, a biotechnology company. Mr. Jacoby received a B.S. degree from the University of Notre Dame and an M.B.A. degree from Harvard Business School.

     Albert A. James has served as one of our directors since May 1995 and as our Secretary from May 1995 to June 2000. Mr. James is a private investor and currently serves as a general partner in several real estate projects in the western United States. Mr. James has also served as a director of several privately held companies. From 1982 to November 1997, Mr. James served as Managing Partner of Bellevue Associates, a commercial real estate management company. He served as Secretary and Treasurer of Anthony’s Restaurants, a regional chain of restaurants, from 1976 to June 1995, and, from 1981 to March 1994, Mr. James served as Vice President of Alpine Industries, a window and laminated glass manufacturing company. In 1957, Mr. James founded a discount drug and cosmetic business that merged with a chain of discount retail drug stores, which was ultimately sold to Payless Drug Stores Northwest in 1969. Mr. James received a B.S. degree in Pharmacy from the University of Washington.

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

     Richard N. Pahre (age 62) was appointed a member of the Board of Directors in February 2003. Mr. Pahre is a certified public accountant and, effective December 31, 2002, retired as a partner of the Moss Adams LLP public accounting firm. From August 1975 to December 2002, Mr. Pahre served as an audit partner of Moss Adams LLP, a public accounting firm that provides services to a wide-range of public and private clients. Mr. Pahre joined the public accounting firm of Price Waterhouse & Co. in June 1962, and from June 1967 to August 1975 served as a Senior Audit Manager. Since 1993, Mr. Pahre has served on the Board of Directors and as Treasurer (non-executive) of Seattle Goodwill, a nonprofit organization. Mr. Pahre received a B.A. degree in accounting from the University of Washington.

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

     For the immediately foreseeable future we will be dependent on the successful development and commercialization of one product, Messenger, which is based on a new technology. While Messenger has been subject to numerous field tests on a wide variety of crops with favorable results, we have had only limited sales of Messenger since its introduction in August 2000, and Messenger could prove to be commercially unsuccessful. Messenger may not prove effective or economically viable for all crops or markets. In addition, because Messenger has not been put to widespread commercial use over significant periods of time, no assurance can be given that adverse consequences might not result from the use of Messenger, such as soil or other environmental degradation, the development of negative effects on animals or plants or reduced benefits in terms of crop yield or protection.

     The markets for Messenger and other harpin-based products we may develop are unproven. Messenger has not gained and may not gain commercial acceptance or success. If we are unable to successfully achieve broad market acceptance of Messenger, we may not be able to generate enough product revenues in the future to achieve profitability. A variety of factors will determine the success of our market development and commercialization efforts and the rate and extent of market acceptance of Messenger, including our ability to implement and maintain an appropriate pricing policy for Messenger, general economic conditions in agricultural markets, including commodity prices, climatic conditions and the extent that growers, regulatory authorities and the public accept new agricultural practices and products developed through biotechnology.

We have experienced limited grower usage of Messenger, and independent distributors hold significant inventories of Messenger.

     The following table presents quantities of Messenger we sold to our distributors, estimated sales by distributors to growers and estimated quantities of Messenger in distributors’ inventories at year end. Estimates of sales by distributors to growers and year-end distributors’ inventories are based on information reported by distributors.

	Ounces of Messenger
As of December 31,	Sold by EDEN to Distributors	Estimated Sales By Distributors to Growers	Estimated Year- End Distributors’ Inventories
2000	453,000	66,000	387,000
2001	1,225,000	596,000	1,016,000
2002	535,000	684,000	867,000

     We do not expect distributors that hold significant inventories of Messenger to place additional orders for Messenger until their current inventories are reduced, which will adversely affect our sales and results of operations.

Inability to develop adequate sales and marketing capabilities could prevent us from successfully commercializing Messenger and other products we may develop.

     We currently have limited sales and marketing experience and capabilities. Our internal sales and marketing staff consist primarily of sales and marketing specialists who are trained to educate growers and independent distributors on the uses and benefits of Messenger. We will need to further develop our sales and marketing capabilities in order to enhance our commercialization efforts, which will involve substantial costs. These specialists require a high level of technical expertise and knowledge regarding Messenger’s capabilities and other plant protection and yield enhancement products and techniques. We cannot assure you that our specialists and other members of our sales and marketing team will successfully compete against the sales and marketing operations of our current and future competitors that may have more established relationships with distributors, retailers and growers. Failure to recruit, train and retain important sales and marketing personnel, such as our sales and marketing specialists, or the inability of new sales and marketing personnel to effectively market and sell Messenger and other products we may develop, could impair our ability to gain market acceptance of our products and cause our sales to suffer.

We have a history of losses since inception, we expect to continue to incur losses and we may not achieve or sustain profitability.

     We have incurred operating losses in each quarter since inception and we expect to continue to incur further operating losses for the foreseeable future. From our inception in July 1994 to December 31, 2002, we have accumulated a deficit of $85.9 million. For the years ended December 31, 2002, 2001 and 2000, we had net losses of $23.5 million, $23.7 million and $15.7 million, respectively. To date, our revenues have been limited. We expect our future revenues to come primarily from the sale of Messenger, and these sales are highly uncertain. For example, there were no sales of Messenger in the fourth quarter of 2001, annual net sales decreased from $3.5 million in 2001 to $1.9 million in 2002 and we expect sales in the first quarter of 2003 to be minor.

     We expect to continue to devote substantial resources to funding sales and marketing activities in the United States and foreign countries, maintaining and operating our manufacturing facility and to funding our research and development activities. As a result, we will need to generate significant revenues to achieve and maintain profitability. We may never generate profits, and if we do become profitable, we may be unable to sustain or increase profitability on a quarterly or annual basis.

     If net product sales do not significantly increase in the near term, we will have to reduce our operating expenses. Our future capital requirements will depend on the success of our operations. We believe that the balance of our cash and cash equivalents at December 31, 2002 will be sufficient to meet our anticipated cash needs for net losses, working capital and capital expenditures for at least the next 18 months.

We may have to reduce operations if we are unable to meet our funding requirements.

     We will require substantial additional funding to continue our sales and marketing and research and development activities in the United States and foreign countries and to maintain and operate our manufacturing facilities. If we are unable to generate sufficient cash flow from operations, or obtain funds through additional financing, we may have to delay, curtail or eliminate some or all of our research and development, field-testing, marketing or manufacturing programs. For example, we reduced our workforce by 23% in May 2002, significantly curtailing our European operations. Our future capital requirements will depend on the success of our operations.

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

     Messenger is currently being stored in large quantities under various conditions by us and by distributors. This material was manufactured in 2000, 2001 and 2002. We have conducted laboratory studies that indicate Messenger is stable for at least two years under our recommended storage conditions. No assurance can be given, however, that actual storage conditions will not cause Messenger’s quality to degrade over a shorter time period.

     Due to the age of Messenger inventory, we have begun limited re-testing of Messenger samples produced in 2000 and 2001. Results of limited re-testing of 2000 production indicate that this material still meets our quality control standards. Results of limited re-testing of 2001 production indicates that a portion of this material may have degraded below our quality control standards and we have recorded inventory cost reductions and write-offs totaling $193,000 in 2002. If our re-testing program indicates that additional material has degraded below our quality control standards, we may have to record additional inventory write-downs and may replace any such product held by distributors or growers, which could adversely impact the market acceptance of Messenger or our results of operations.

We may be unable to establish or maintain successful relationships with independent distributors and retailers, which could adversely affect our sales.

     We intend to rely on independent distributors and retailers of agri-chemicals to distribute and assist with the marketing and sale of Messenger and any other products we may develop. We have engaged several independent distributors and retailers for the distribution and sale of Messenger. Our future revenue growth will depend in large part on our success in establishing and maintaining these sales and distribution channels. We are in the early stages of developing our distribution network and we may be unable to establish or maintain these relationships in a timely or cost-effective manner. Moreover, we cannot assure you that the distributors and retailers on which we rely will focus adequate resources on selling these products or will be successful in selling them. Many of our potential distributors and retailers are in the business of distributing and sometimes manufacturing other, possibly competing, plant protection and yield enhancement products and may perceive Messenger as a threat to various product lines currently being manufactured or distributed by them. In addition, the distributors may earn higher margins by selling competing products or combinations of competing products. If we are unable to establish or maintain successful relationships with independent distributors and retailers, we will need to further develop our own distribution and sales and marketing capabilities, which would be expensive and time-consuming and the success of which would be uncertain.

     Two of our distributors accounted for an aggregate of 21% of our net sales revenue in 2002. Helena Chemical Company accounted for $214,000 (11%) of our net sales revenue and AG Rx, Inc., accounted for $193,000 (10%) of our net sales revenue. If either of these distributors, or any other distributor which purchases a significant amount of our products, were to discontinue purchasing Messenger at any time, our sales would be adversely affected. In addition, the failure of any of these distributors, or of any other distributor to which we extend a significant amount of credit, to pay its account, now or in the future, may harm our operating results.

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

     We are also required to obtain regulatory approval from certain state and foreign regulatory authorities before we market Messenger in those jurisdictions. Some of these jurisdictions may apply different criteria than the EPA in connection with their approval processes. Although we are authorized to sell Messenger in 48 states on virtually all crops for crop production and disease management, and in California on citrus and tomato for yield enhancement and on strawberries, grapes and fruiting vegetables, such as tomatoes and peppers, for disease management, we have not received approval for Messenger in Colorado or for use on other crops in California. We have also received authorization to sell Messenger in 26 foreign countries, including China, Germany, Mexico and six Central American countries. Our registration in China is temporary and limited to the sale of Messenger for use on tomatoes, peppers, tobacco and rapeseed.

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

     Even if we obtain all necessary regulatory approvals to market and sell Messenger and any other products we may develop, Messenger and these other products will be subject to continuing review and extensive regulatory requirements. The EPA, as well as state and foreign governmental authorities, could withdraw a previously approved product from the market upon discovery of new information, including an inability to comply with regulatory requirements, the occurrence of unanticipated problems with the product or for other reasons. In addition, federal, state and foreign regulations relating to crop production and protection products developed through biotechnology are subject to public concerns and political circumstances and, as a result, regulations have changed and may change substantially in the future. These changes may result in limitations on the manufacturing, marketing or use of Messenger or any other products we may develop and commercialize.

Inability to satisfy the conditions of our California registration for strawberries, citrus and tomato could limit or prevent sales of Messenger in that state.

     Our registration to sell Messenger in California for use on strawberries for disease management is conditioned on the requirement that we submit data from several additional studies within various required timeframes ending on March 31, 2003. Our California registration for use on citrus and tomato for yield enhancement, granted in March 2003, is conditioned on the requirement that we submit data from several additional studies within various required timeframes ending on December 31, 2005. There are no conditions on our registration to sell Messenger in California for use on fruiting vegetables and grapes for disease management. As required by the California registration for use on strawberries, we submitted the results of six additional strawberry field trials in December 2001, other information in March 2002 and the results of another six strawberry field trials in July 2002. We expect to submit the additional information to the California Department of Pesticide Regulation (the “CDPR”) at various times in 2003, in accordance with the conditions of our strawberry registration. We expect to submit the results of additional citrus and tomato field trials at various required timeframes, through 2005, in accordance with our registration. If we are unable to conduct the studies required by the CDPR in a timely manner, or if the results of the studies are unacceptable to the CDPR, they may not allow the continued use of Messenger in California on strawberries, citrus or tomatoes or they may impose limitations on this use of Messenger, which could have a negative impact on our sales. Because EPA and state approvals are required for commercial sales of Messenger, the loss of any of these approvals for any reason would prevent further sales of Messenger in the affected state or nationwide.

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

     Our operating results for a particular quarter or year are likely to fluctuate, which could result in uncertainty surrounding our level of sales and earnings and possibly result in a decrease in our stock price. For example, there were no sales of Messenger in the fourth quarter of 2001. Numerous other factors will contribute to the unpredictability of our operating results. In particular, our sales are expected to be highly seasonal. Sales of plant protection and yield enhancement products depend on planting and growing seasons, climatic conditions, economic and other variables, which we expect to result in substantial fluctuations in our quarterly sales and earnings. For example, weather-related events such as droughts and floods, severe heat and frost, hail, tornadoes and hurricanes could decrease demand for our product and any future products we may develop, and have an adverse impact on our operating results from quarter to quarter. In addition, most of our expenses, such as employee compensation and lease payments for facilities and equipment, are relatively fixed. Our expense levels are based, in part, on our expectations regarding future sales. As a result, any shortfall in sales relative to our expectations could cause significant changes in our operating results from quarter to quarter. Other factors may also contribute to the unpredictability of our operating results, including the amount of Messenger carried in inventory by independent distributors and retailers, the size and timing of significant customer transactions, the delay or deferral of customer use of our product and the fiscal or quarterly budget cycles of our customers. For example, customers may purchase large quantities of our product in a particular quarter to store and use over long periods of time, or time their purchases to coincide with the availability of capital, either of which may cause significant fluctuations in our operating results for a particular quarter or year.

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

If we do not adequately distinguish Messenger from genetically modified plants and products, public concerns over those products could negatively impact market acceptance of Messenger.

     Claims that the output of genetically modified plants is unsafe for consumption or that these plants pose a danger to the environment have led to public concerns and negative attitudes about genetically modified crops, particularly in Europe. We intend to distinguish Messenger and other topically applied harpin technologies from genetically modified plants and products. Messenger is topically applied and does not modify the plant’s DNA; instead, Messenger triggers a natural plant reaction that results in several beneficial outcomes. If the public or our customers perceive Messenger as a product that genetically modifies plants, market acceptance and registration of Messenger could be delayed, impaired or limited in countries with strong political resistance to genetically modified plants.

We may be exposed to product liability claims, which could adversely affect our operations.

     We may be held liable or incur costs to settle product liability claims if Messenger or any products we may develop, or any products that use or incorporate any of our technologies, cause injury or are found unsuitable during product testing, manufacturing, marketing, sale or use. These risks exist even with respect to any products that have received, or may in the future receive, regulatory approval, registration or clearance for commercial use. We cannot guarantee that we will be able to avoid product liability exposure.

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

     When our manufacturing plant is operating, we depend on independent manufacturers for large-scale fermentation services and to perform certain other portions of our production process. We intend to engage additional third-party manufacturers as necessary to perform these processes. Any failure or delay in the ability of our current or any future manufacturers to provide us with material they produce could adversely affect our ability to produce Messenger in the quantities necessary to satisfy the requirements of our distributors or customers, or could increase our costs associated with obtaining such materials. In addition, the time and resources that our current or future third-party manufacturers devote to our business are not within our control. We cannot ensure that our current or future third-party manufacturers will perform their obligations to meet our quality standards, that we will derive cost savings or other benefits from our relationships with them or that we will be able to maintain a satisfactory relationship with them on terms acceptable to us. Moreover, these manufacturers may support products that compete directly or indirectly with ours, or offer similar or greater support to our competitors. If any of these events were to occur, our business and operations could be adversely affected.

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

     We are highly dependent on the efforts and abilities of our current key managerial and technical personnel, particularly Dr. Rhett R. Atkins, our President and Chief Executive Officer, and Dr. Zhongmin Wei, our Chief Scientific Officer and Vice President of Research. Our success will depend in part on retaining the services of Drs. Atkins and Wei and our other existing key management and technical personnel and on attracting and retaining new, highly qualified personnel.

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

Item 2. Properties.

     As of December 31, 2002, our principal facilities in and around Bothell, Washington, which house our manufacturing, research, administration and warehouse functions, totaled approximately 109,100 square feet and are leased under the following arrangements:

•	63,200 square feet of research and office space is leased through January 2011, at which time we have the option to extend the lease for two five-year terms. Approximately 34,300 square feet of this space has been subleased to another party through December 2007, with options to extend the sublease through January 2011 and beyond, at the sublessee’s discretion, provided that we exercise our option to extend the lease beyond its initial ten-year term.

•	24,000 square feet of warehouse space is leased through January 2006;

•	17,900 square feet of manufacturing space is leased through December 2006, at which time we have an option to extend the lease for an additional 36 months; and

•	4,000 square feet of research and office space is leased through June 2003.

     We lease a field research station of approximately 30 acres in LaBelle, Florida. The lease expires on April 30, 2005 and has two 30-month renewal options that we can exercise at our discretion. We also lease office space in Annapolis, Maryland; Mexico City, Mexico; and Mulhouse, France on a short-term basis. We do not own any real estate.

Item 3. Legal Proceedings.

     Eden Foods, Inc. filed six petitions between October 2001 and February 2002 with the Trademark Trial and Appeal Board to cancel six of our federal registrations for the trademarks “EDEN” and “EDEN Bioscience.” The petitions assert that our registrations and use of the trademarks “EDEN” and “EDEN Bioscience” for the services specified in the registrations, including agricultural and horticultural testing, pesticides and plant growth regulators for agricultural use, are likely to cause confusion with consumers and dilute the strength of Eden Foods, Inc.‘s trademarks. The relief sought by the petitions is the cancellation of the registrations. We believe the petitions are without merit and have filed answers to each of the petitions denying the claims of likelihood of confusion and dilution. We expect that the testimony period will begin in the second quarter of 2003.

PART II

Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters.

     Our common stock has been quoted on The Nasdaq National Market under the symbol “EDEN” since our initial public offering on September 27, 2000. Prior to that time, there was no public market for our common stock.

     The following table sets forth for the periods indicated the high and low trading prices for our common stock as quoted on The Nasdaq National Market.

	High	Low
First Quarter 2001	$35.75	$9.94
Second Quarter 2001	23.05	7.45
Third Quarter 2001	12.94	6.35
Fourth Quarter 2001	7.69	3.92
First Quarter 2002	5.37	1.33
Second Quarter 2002	3.44	1.25
Third Quarter 2002	2.30	1.30
Fourth Quarter 2002	1.85	1.30

     We have never paid any cash dividends on our common stock. We currently intend to retain any future earnings to fund the development and growth of our business. Therefore, we do not currently anticipate paying any cash dividends in the foreseeable future.

     As of March 21, 2003, there were approximately 211 holders of record of our common stock.

     On September 26, 2000, the Securities and Exchange Commission (“SEC”) declared effective our Registration Statement on Form S-1, as amended (Registration No. 333-41028), as filed with the SEC in connection with our initial public offering. Our net proceeds, after accounting for $7.0 million in underwriting discounts and commissions and approximately $1.6 million in other expenses of the offering, were $91.5 million. At December 31, 2002, we had used approximately $18.3 million of the net offering proceeds to expand and enhance our manufacturing and research and development and administration facilities, and approximately $43.3 million for working capital and general corporate purposes. The remaining portion of the net offering proceeds has been invested in cash equivalent instruments. Our use of the proceeds from the offering does not represent a material change in the use of proceeds described in the prospectus included as part of the Registration Statement.

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

	Year Ended December 31,
	2002	2001	2000	1999	1998
	(in thousands, except per share data)
Statements of Operations Data:
Revenues:
Product sales, net of sales allowances	$1,907	$3,496	$1,229	$—	$—
Consulting services	—	—	—	115	121

Net revenues	1,907	3,496	1,229	115	121
Operating expenses:
Cost of goods sold	2,629	4,879	661	—	—
Research and development	10,281	12,529	9,568	7,543	5,322
Selling, general and administrative	8,820	12,557	6,040	2,209	1,708
Loss on facility sublease	4,242	—	—	—	—

Total operating expenses	25,972	29,965	16,269	9,752	7,030

Loss from operations	(24,065)	(26,469)	(15,040)	(9,637)	(6,909)

Other income (expense):
Interest income	717	2,896	1,803	435	135
Interest expense	(38)	(83)	(132)	(181)	(162)
Fee and fair value of warrants	—	—	(2,281)	—	—
Loss on asset disposals	(120)	(59)	(10)	(12)	—

Total other income (expense)	559	2,754	(620)	242	(27)

Net loss	$(23,506)	$(23,715)	$(15,660)	$(9,395)	$(6,936)

Basic and diluted net loss per share (1)	$(0.97)	$(0.99)	$(1.89)	$(5.23)	$(3.93)

Weighted average shares outstanding used
in computation of basic and diluted net
loss per share (1)	24,241	23,968	8,290	1,902	1,765

	December 31,
	2002	2001	2000	1999	1998
	(in thousands)
Balance Sheet Data:
Cash and cash equivalents	$30,730	$48,327	$86,557	$13,107	$11,723
Working capital	29,558	46,290	83,781	11,014	10,174
Total assets	53,912	75,539	98,501	16,278	13,631
Capital lease obligations, net of current portion	30	130	330	523	712
Accumulated deficit	(85,855)	(62,349)	(38,635)	(22,974)	(13,025)
Total shareholders’ equity	46,594	69,994	93,241	13,600	11,345

(1)	See Note 1 of Notes to Financial Statements for information concerning the calculation of basic and diluted net loss per share.

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

Overview

     We are a plant technology company focused on developing, manufacturing and marketing innovative natural protein-based products for agriculture. We have a fundamentally new, patented and proprietary technology that we believe enhances plant health and improves crop production and plant protection. We believe our technology and our initial product, Messenger, provide growers with valuable benefits by increasing crop yields, quality and shelf-life and improving the plant’s ability to withstand diseases and other environmental stresses.

     We have incurred significant operating losses since inception. At December 31, 2002, we had an accumulated deficit of $85.9 million. We incurred net losses of $23.5 million in 2002, $23.7 million in 2001 and $15.7 million in 2000. Total operating expenses were $26.0 million in 2002, a decrease of $4.0 million (13%) from $30.0 million in 2001, which increased $13.7 million (84%) from $16.3 million in 2000. We expect to incur additional net losses as we proceed with the commercialization of Messenger and the development of new products and technologies.

Results of Operations

Revenues

     Revenues from product sales are recognized when (a) the product is shipped to independent distributors, (b) we have satisfied all of our significant obligations and (c) any acceptance provisions or other contingencies have been satisfied. We do not offer price or inventory protection or product-return rights to our distributors. The majority of our product sales revenue has resulted from sales of Messenger, currently our only product, to distributors in the United States. Product sales revenues are reported net of applicable sales allowances, as follows:

	2002	2001	2000
Gross product sales	$2,418,050	$5,360,737	$2,016,517
Sales allowances	(511,385)	(1,864,735)	(787,450)

Product sales, net of sales allowances	$1,906,665	$3,496,002	$1,229,067

     Gross product sales revenues were $2.4 million in 2002, a decrease of $3.0 million (56%) from $5.4 million in 2001, which increased $3.4 million (170%) from $2.0 million in 2000. Sales in 2002 were significantly lower than projected and were impacted by the lagging United States economy, high levels of inventory in the channel and the continuing challenges of commercializing a fundamentally new technology and product. Sales in 2001 were significantly lower than projected and there were no sales of Messenger in the fourth quarter. We believe this was due primarily to the severity of growers’ economic conditions in our initially targeted markets, principally cotton and citrus, and to adverse weather conditions in Florida. We expect these difficult economic conditions in agriculture to continue in 2003, adversely impacting sales of Messenger and our commercialization efforts. We recorded our first international sales of Messenger, totaling approximately $128,000, in 2002. These sales were made primarily to distributors in Chile, Ecuador, Guatemala, Mexico and Oman. Although we expect international sales to continue to grow, we do not expect them to be a significant portion of total sales revenue in 2003.

     The following table presents quantities of Messenger sold by EDEN to its distributors, estimated sales by distributors to growers and estimated quantities of Messenger in distributors’ inventories. Estimates of sales by distributors to growers and year-end distributors’ inventories are based on information reported to us by distributors.

	Ounces of Messenger
As of December 31,	Sold by EDEN to Distributors	Estimated Sales By Distributors to Growers	Estimated Year- End Distributors’ Inventories
2000	453,000	66,000	387,000
2001	1,225,000	596,000	1,016,000
2002	535,000	684,000	867,000

     We do not expect distributors that have significant inventories of Messenger to place additional orders for Messenger until their current inventories are reduced. One of our primary objectives in 2003 will continue to be to work with distributors to significantly lower their inventories of Messenger. In February 2003, we negotiated with one of our distributors a compromise settlement of an uncollected account receivable and unpaid accrued sales allowances. Under the terms of the settlement agreement and mutual release, we agreed to purchase approximately 232,000 ounces of Messenger from that distributor in return for a payment of $250,000 to that distributor. As a result of this settlement, the estimated amount of Messenger in distributors’ inventories has been reduced by approximately 232,000 ounces from the December 31, 2002 amount shown above.

     Due to the growing seasons of our targeted crops, we expect grower usage of Messenger to be highly seasonal. Based on the recommended application timing in our targeted crops and information received from our distributors, we expect the second quarter of each year to be the most significant period of use. Our product sales to distributors are also expected to be seasonal. However, actual timing of orders received from distributors will depend on many factors, including the amount of Messenger in distributors’ inventories.

Sales Allowances

     Sales allowances represent allowances granted to independent distributors for sales and marketing support, product warehousing and delivery and information exchange and are based on a percentage of sales. Sales allowances are accrued when the related product sales revenue is recognized and are paid in accordance with the terms of the then-current distributor program agreement. Distributor program agreements expire annually, generally on December 31. Prior to 2003, sales allowances were paid when the distributors sold the product and reported the sales data to us, generally on a quarterly basis.

     Beginning in 2003, we made several changes to our distributor program. We reduced both the cost of Messenger to our distributors and the sales allowance they will receive, thereby lowering the necessary working capital investment by distributors who maintain inventories of Messenger. As a result of these changes, previously accrued sales allowances totaling approximately $546,000 related to Messenger inventory held by distributors at December 31, 2002 were paid in early 2003. Sales allowances related to 2003 sales will be paid in early 2004, upon submission by distributors of annual sales data.

     Sales allowances were $511,000 in 2002, a decrease of $1.4 million (74%) from $1.9 million in 2001, which increased $1.1 million (140%) from $787,000 in 2000. Sales allowances as a percentage of gross product sales revenue were 21% in 2002, a decrease from 35% in 2001 and 39% in 2000. We expect 2003 sales allowances to average approximately 5% of gross product sales revenue. The decrease in sales allowances as a percentage of gross product sales revenue reflects the changes in our distributor programs from year to year.

     We are continuing to diversify our network of independent distributors and have significantly reduced our dependence on any single distributor. Product sales revenue resulted from sales to 26 distributors in 2002, seven distributors in 2001 and two distributors in 2000. Product sales to one major distributor, United Agri Products, accounted for $2.5 million (71%) of net revenues in 2001 and $1.1 million (89%) of net revenues in 2000. Product sales to that distributor in 2002 were less than 10% of net product sales revenue and sales to the two largest distributors in 2002 accounted for only 21% of net product sales revenue.

Cost of Goods Sold

     Cost of goods sold includes the cost of raw materials, labor and overhead required to manufacture, package and ship Messenger. Cost of goods sold was $2.6 million in 2002, a decrease of $2.3 million (47%) from $4.9 million in 2001, which increased $4.2 million (634%) from $662,000 in 2000. Cost of goods sold as a percentage of net sales revenues was 138% in 2002, a decrease from 140% in 2001 and an increase from 54% in 2000. Cost of goods sold includes approximately $1.6 million in 2002 and $1.8 million in 2001 of manufacturing overhead costs incurred while our manufacturing plant was not in production. We expect to continue incurring idle capacity charges in the future and will continue to identify opportunities to lower these charges during periods of non-production.

     Included in cost of goods sold are inventory cost reductions and write-offs totaling $193,000 in 2002 and $1.7 million in 2001. Of the 2001 amount, approximately $1.4 million is related to the write-down of inventory, consisting primarily of bulk Messenger product, that resulted from the following circumstances: inventory levels that exceeded our revenue forecasts; an expectation that we would change our product formulation within the revenue forecast period; and disposal of some bulk material that did not meet our highest quality standards as a result of a change, since rectified, in the manufacturing process at our new facility. The remaining amounts relate to general and specific reserves for inventory that failed to meet our rigorous quality control procedures.

     Also included in 2002 cost of goods sold was approximately $374,000 of Messenger given to distributors and growers for promotional purposes. Our marketing and channel development approaches have changed for 2003 and we do not expect to give away significant amounts of Messenger for promotional purposes this year.

Research and Development Expenses

     Research and development expenses consist primarily of personnel, field trial, laboratory, patent and facility expenses. Research and development expenses totaled $10.3 million in 2002, a decrease of $2.2 million (18%) from $12.5 million in 2001, which increased $2.9 million (30%) from $9.6 million in 2000. Decreases in 2002 were due primarily to lower personnel, field trial, patent, research supplies and travel costs, offset by increases in facilities and related costs. At December 31, 2002, we had approximately 51% fewer employees engaged in research and development than at the end of the prior year. Approximately half of this reduction occurred in our European business unit, which was severely curtailed in 2002. Increases in 2001 resulted primarily from higher personnel, regulatory, field trial and development costs in Europe and Mexico and increased field trial costs in the United States, offset by reductions in personnel costs, patent expenses and research supplies in the United States. Research and development costs will continue to be significant in 2003 as we continue to pursue regulatory approvals, conduct field research on Messenger and develop new products.

Selling, General and Administrative Expenses

     Selling, general and administrative expenses consist of personnel and related expenses for sales and marketing, executive and administrative personnel; advertising, marketing and professional fees; and other corporate expenses. Selling, general and administrative expenses totaled $8.8 million in 2002, a decrease of $3.8 million (30%) from $12.6 million in 2001, which increased $6.6 million (110%) from $6.0 million in 2000. Decreases in 2002 were due primarily to lower personnel, advertising and marketing, travel and warranty costs, offset by increases in legal, insurance and facilities and related costs. Increases in 2001 resulted primarily from higher personnel costs and increases in advertising and marketing, insurance, travel, warranty expense and professional fees. Included in selling, general and administrative expenses were severance costs of $535,000 in 2002 and $249,000 in 2001 in connection with workforce reductions. Also included in 2001 were charges of approximately $480,000 in connection with the resignation of our former President and Chief Executive Officer. Selling, general and administrative expenses, particularly sales, marketing and promotional expenses, will continue to be significant in 2003 and an important part of our Messenger commercialization strategy.

Loss on Facility Sublease

     In January 2001, we entered into a ten-year lease agreement, with two five-year extension options to be exercised at our discretion, for 63,200 square feet of office space located near our manufacturing facility in Bothell, Washington. In the first half of 2001, we converted approximately 22,600 square feet of this building into laboratory facilities and made other improvements at a cost of approximately $9.1 million. In order to offset our future facility costs, we, in December 2002, entered into an agreement to sublease to another company 34,302 square feet of laboratory and office space. The sublease agreement has an initial non-cancelable term of five years, with one three-year and two five-year extension options to be exercised at the subtenant’s discretion, provided that we exercise our option to extend the lease beyond its initial ten-year term. The rent to be collected under the sublease exceeds the rent we will pay for the subleased space. However, the excess does not cover the unamortized cost of leasehold improvements and equipment in the subleased space. As a result, a $4.2 million loss on the sublease was recorded in December 2002. The loss includes a write-off of net leasehold improvements and equipment directly related to the subleased space totaling $1.0 million; an accrued loss of $4.0 million for the subtenant’s estimated portion of depreciation and amortization of shared assets, offset by excess rents of approximately $1.1 million; and sublease transaction costs of approximately $300,000.

Interest Income

     Interest income consists of earnings on our cash and cash equivalents. Interest income totaled $717,000 in 2002, a decrease of $2.2 million (76%) from $2.9 million in 2001, which increased $1.1 million (61%) from $1.8 million in 2000. The decrease in 2002 was due to significantly lower average cash balances available for investment and lower interest rates. The increase in 2001 was due to higher average cash balances available for investment, offset by interest rate reductions. In October 2000, we received approximately $91.5 million in net proceeds from the initial public offering of 6,670,000 shares of our common stock.

Interest Expense

     Interest expense consists of interest we pay on capital leases used to finance certain equipment acquisitions. Interest expense totaled $38,000 in 2002, a decrease of $45,000 (54%) from $83,000 in 2001, which decreased $49,000 (37%) from $132,000 in 2000. These decreases were due to reduced leasing activity and lower average principal balances as we paid down our existing capital lease obligations.

     In August 2000, we established unsecured, multiple-advance, committed credit facilities with Stephens Group, Inc. and the WBW Trust Number One to borrow up to a total of $15 million. Under the terms of the facilities, we paid commitment fees totaling $300,000 and issued warrants to purchase 200,000 shares of our common stock at an exercise price of $15.00 per share. The commitment fee and fair value of these warrants totaled $2.3 million and is included in other income (expense). We did not borrow any amounts pursuant to these credit facilities and, with our initial public offering being complete, we no longer have the ability to borrow any amounts under these credit facilities.

Income Taxes

     We have realized a net loss from operations for each period since we began doing business. As of December 31, 2002, we had accumulated approximately $76.7 million of U.S. tax net operating loss carryforwards, which expire between 2009 and 2022, and approximately $6.7 million in foreign tax net operating loss carryforwards, which expire between 2006 and 2007. The annual use of these net operating loss carryforwards may be limited in the event of a cumulative change in ownership of more than 50%.

Liquidity and Capital Resources

     At December 31, 2002, our cash and cash equivalents totaled $30.7 million. Prior to October 2000, we financed our operations primarily through the private sale of our equity securities, resulting in net proceeds of $36.5 million through September 30, 2000. In October 2000, we received approximately $91.5 million in net proceeds from the initial public offering of 6,670,000 shares of our common stock. To a lesser extent, we have financed our equipment acquisitions through lease financings.

     Net cash used in operations totaled $17.3 million in 2002, a decrease of $6.3 million (27%) from $23.6 million in 2001, which increased $11.5 million (95%) from $12.1 million in 2000. Net cash used in operations in 2002 resulted primarily from a net loss, less depreciation and loss on facility sublease, of $16.6 million, losses of $231,000 from disposition of fixed assets and increases of $184,000 in inventory and $201,000 in other assets, partially offset by an increase in deferred rent of $138,000 and a decrease of $129,000 in accounts receivable. Net cash used in operations in 2001 resulted from a net loss, less depreciation, of $21.7 million, increases of $797,000 in inventory and $2.1 million in other assets and a decrease of $702,000 in accounts payable, partially offset by a decrease of $506,000 in accounts receivable and an increase of $729,000 in accrued liabilities. Net cash used in operations in 2000 resulted primarily from a net loss, less depreciation and fair value of warrants issued, of $12.8 million and increases of $588,000 in accounts receivable, $1.3 million in inventory and $334,000 in other assets, partially offset by increases of $2.8 million in accounts payable and accrued liabilities.

     Net cash used in investing activities totaled $184,000 in 2002, a decrease of $14.6 million (99%) from $14.8 million in 2001, which increased $7.4 million (100%) from $7.4 million in 2000. Investing activities in 2001 and 2000 consisted primarily of property and equipment acquisitions in connection with expansion of our manufacturing and research and development facilities, which were completed by December 31, 2001.

     Net cash used in financing activities totaled $81,000 in 2002, a decrease of $285,000 (140%) from net cash provided by financing activities of $204,000 in 2001. Funds used in 2002 resulted primarily from principal payments on our outstanding capital leases, partially offset by proceeds from the exercise of common stock options. Funds provided in 2001 resulted primarily from the exercise of common stock warrants and options, including proceeds from our employee stock purchase plan, partially offset by principal payments on our outstanding capital leases. Funds provided in 2000 resulted primarily from the initial public offering of 6,670,000 shares of our common stock, resulting in net proceeds of approximately $91.5 million.

     We conduct our operations in three primary functional currencies: the U.S. dollar, the European Union euro and the Mexican peso. Historically, neither fluctuations in foreign exchange rates nor changes in foreign economic conditions have had a significant impact on our financial condition or results of operations. We currently do not hedge our foreign currency exposures and are therefore subject to the risk of exchange rates. We may invoice our international customers in U.S. dollars, euros and Mexican pesos, as the case may be. We are exposed to foreign exchange rate fluctuations as the financial results of foreign subsidiaries are translated into U.S. dollars in consolidation. Foreign exchange rate fluctuations did not have a material impact on our financial results in 2002, 2001 or 2000.

     The following are our contractual obligations as of December 31, 2002 associated with our capital and operating lease obligations:

	Payments Due by Period (in thousands)
	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Capital lease obligations	$137	$104	$32	$1	$—
Operating leases	13,516	1,835	3,734	3,241	4,706

Total contractual cash obligations	$13,653	$1,939	$3,766	$3,242	$4,706

     Our operating expenditures have increased significantly since our inception. We currently anticipate that our operating expenses will significantly exceed net product sales and that net losses and working capital requirements will consume a material amount of our cash resources. If net product sales do not significantly increase in the near term, we will have to reduce our operating expenses. Our future capital requirements will depend on the success of our operations. We believe that the balance of our cash and cash equivalents at December 31, 2002 will be sufficient to meet our anticipated cash needs for net losses, working capital and capital expenditures for at least the next 18 months.

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

Critical Accounting Policies, Estimates and Judgments

     Our critical accounting policies are more fully described in Note 1 to our consolidated financial statements. Certain of our accounting policies require the application of significant judgment by management in selecting the appropriate assumptions for calculating financial estimates. By their nature, these judgments are subject to an inherent degree of uncertainty. These judgments are based on historical experience, terms of existing contracts, commonly accepted industry practices, information provided by our customers and other assumptions that we believe are reasonable under the circumstances. Our estimates and assumptions are reviewed periodically and the effects of revisions are reflected in the consolidated financial statements in the period they are determined to be necessary. Actual results may differ from these estimates under different assumptions or conditions. Our critical accounting policies and estimates include:

Revenue Recognition

     We sell our product to independent, third-party distributors. Our contracts with those distributors provide no price protection or product-return rights. We recognize revenue from product sales, net of sales allowances, when product is received by our distributors and all of our significant obligations have been satisfied, unless acceptance provisions or other contingencies exist. If acceptance provisions or contingencies exist, revenue is recognized after such provisions or contingencies have been satisfied.

     Sales allowances represent allowances granted to independent distributors for sales and marketing support, product warehousing and delivery and information exchange and are based on a percentage of sales. Sales allowances are accrued when the related product sales revenue is recognized and are paid in accordance with the terms of the then-current distributor program agreement. Distributor program agreements expire annually, generally on December 31. Prior to 2003, sales allowances were paid when the distributors sold the product and reported the sales data to us, generally on a quarterly basis. Sales allowances related to 2003 sales will be paid in early 2004, upon submission by distributors of annual sales data.

     We also record, at the time revenue is recognized, an allowance for warranty claims based on a percentage of sales. The warranty accrual percentage, which has ranged between one and five percent, is reviewed periodically and adjusted as necessary, based on our experience and future estimations.

Accounts Receivable and Allowance for Doubtful Accounts

     Accounts receivable balances are reported net of related sales allowances. In determining the adequacy of the allowance for doubtful accounts, we consider a number of factors, including the aging of the accounts receivable portfolio, customer payment trends, the financial condition of our customers, historical bad debts and current economic trends. Based upon our analysis of outstanding net accounts receivable at December 31, 2002, no allowance for doubtful accounts was recorded.

Inventory

     Our inventory is valued at the lower of cost or market on an average cost basis. We regularly review inventory balances to determine whether a write-down is necessary. We consider various factors in making this determination, including recent sales history and predicted trends, industry market conditions, general economic conditions, the age of our inventory and recent quality control data. We recorded inventory cost reductions and write-offs totaling approximately $193,000 in 2002 and $1.7 million in 2001.

Valuation of Property and Equipment

     We periodically review the carrying values of our property and equipment to determine whether such assets have been impaired. An impairment loss must be recorded pursuant to Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” when the undiscounted net cash flows to be realized from the use of such assets are less than their carrying value. The determination of undiscounted net cash flows requires us to make many estimates, projections and assumptions, including the lives of the assets, future sales and expense levels, additional capital investments or expenditures necessary to maintain the assets, industry market trends and general and industry economic conditions. During 2002, we wrote off $1.0 million of leasehold improvements and equipment directly related to approximately 34,300 square feet of laboratory and office space subleased to another company. Based upon our analysis of net cash flows to be realized from our investments in property and equipment at December 31, 2002, no additional impairment loss was recorded. Changes in the factors listed above or other factors could result in significantly different cash flow estimates and an impairment charge.

Loss on Facility Sublease

     In determining the loss on facility sublease, we considered a number of factors, including the financial condition of the subtenant, the subtenant’s investment in improvements and security deposit. Based on our analysis, we estimate that all rents will be collected and that the subtenant will exercise the three-year extension option. Changes in the factors above or other factors could result in a significant increase in the loss.

Recent Accounting Pronouncements

     SFAS No. 143 – In June 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 143, “Accounting for Asset Retirement Obligations,” which provides the accounting requirements for retirement obligations associated with tangible long-lived assets. This statement requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. This statement is effective for our 2003 fiscal year and earlier adoption is permitted. We have determined that the adoption of SFAS No. 143 will not have a material impact on our consolidated financial position or results of operations.

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

Item 8. Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors of
EDEN Bioscience Corporation:

     We have audited the accompanying consolidated balance sheet of EDEN Bioscience Corporation and subsidiaries as of December 31, 2002, and the related consolidated statements of operations, shareholders’ equity and comprehensive loss and cash flows for the year ended December 31, 2002. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit. The consolidated financial statements of EDEN Bioscience Corporation and subsidiaries as of December 31, 2001 and for each of the two years in the period ended December 31, 2001, were audited by other auditors who have ceased operations. Those auditors expressed an unqualified opinion on those financial statements in their report dated January 22, 2002.

     We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

     In our opinion, the 2002 financial statements referred to above present fairly, in all material respects, the financial position of EDEN Bioscience Corporation and subsidiaries as of December 31, 2002, and the results of their operations and their cash flows for the year ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America.

/s/ KPMG LLP

Seattle, Washington
February 7, 2003

THIS REPORT IS A COPY OF A REPORT PREVIOUSLY ISSUED BY ARTHUR ANDERSEN LLP. THIS REPORT HAS NOT BEEN REISSUED BY ARTHUR ANDERSON LLP. SEE EXHIBIT 23.2 TO THIS ANNUAL REPORT ON FORM 10-K FOR ADDITIONAL DISCUSSION.

     The following report is a copy of a report previously issued by Arthur Andersen LLP (“Andersen”), which has ceased operations. This report has not been reissued by Andersen and Andersen did not consent to the incorporation by reference of this report (as included in this Annual Report on Form 10-K) into any of the Company’s registration statements.

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

/S/ ARTHUR ANDERSEN LLP

Seattle, Washington
January 22, 2002

EDEN BIOSCIENCE CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

ASSETS

	December 31,
	2002	2001
Current assets:
Cash and cash equivalents	$30,729,828	$48,327,022
Accounts receivable, net of sales allowances	218,529	89,128
Inventory	2,135,188	2,117,953
Other current assets	770,136	897,825

Total current assets	33,853,681	51,431,928
Property and equipment, net	18,410,909	22,385,662
Other assets	1,647,304	1,721,413

Total assets	$53,911,894	$75,539,003

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$361,801	$906,557
Accrued liabilities	3,546,339	4,019,396
Current portion of accrued loss on facility sublease	292,482	—
Current portion of capital lease obligations	95,426	216,452

Total current liabilities	4,296,048	5,142,405
Accrued loss on facility sublease, net of current portion	2,613,651	—
Capital lease obligations, net of current portion	29,592	129,916
Other long-term liabilities	378,816	272,874

Total liabilities	7,318,107	5,545,195

Commitments and contingencies

Shareholders’ equity:
Preferred stock, $.01 par value, 10,000,000 shares authorized; no shares
issued and outstanding at December 31, 2002 and 2001	—	—
Common stock, $.0025 par value, 100,000,000 shares authorized; issued and outstanding shares - 24,307,495 shares at December 31, 2002;
24,099,944 shares at December 31, 2001	60,769	60,250
Additional paid-in capital	132,466,906	132,326,759
Deferred stock option compensation expense	—	(10,145)
Cumulative translation adjustment	(78,842)	(33,577)
Accumulated deficit	(85,855,046)	(62,349,479)

Total shareholders’ equity	46,593,787	69,993,808

Total liabilities and shareholders’ equity	$53,911,894	$75,539,003

The accompanying notes are an integral part of these statements.

EDEN BIOSCIENCE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2002	2001	2000
Product sales, net of sales allowances	$1,906,665	$3,496,002	$1,229,067

Operating expenses:
Cost of goods sold	2,628,608	4,878,900	661,590
Research and development	10,280,987	12,528,967	9,567,817
Selling, general and administrative	8,820,186	12,557,328	6,039,601
Loss on facility sublease	4,241,643	—	—

Total operating expenses	25,971,424	29,965,195	16,269,008

Loss from operations	(24,064,759)	(26,469,193)	(15,039,941)

Other income (expense):
Interest income	717,020	2,896,108	1,802,946
Interest expense	(37,680)	(82,969)	(131,978)
Fee and fair value of warrants	—	—	(2,281,524)
Loss on disposal of assets	(120,148)	(58,913)	(9,591)

Total other income (expense)	559,192	2,754,226	(620,147)

Loss before income taxes	(23,505,567)	(23,714,967)	(15,660,088)
Provision for income taxes	—	—	—

Net loss	$(23,505,567)	$(23,714,967)	$(15,660,088)

Basic and diluted net loss per share	$(0.97)	$(0.99)	$(1.89)

Weighted average shares outstanding used to compute
net loss per share	24,240,516	23,967,711	8,289,947

The accompanying notes are an integral part of these consolidated financial statements.

EDEN BIOSCIENCE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY AND COMPREHENSIVE LOSS

	Outstanding Shares				Additional	Common Stock Subscrip-	Deferred Stock Option	Accumulated Other		Total Share-
	Preferred Stock	Common Stock	Preferred Stock	Common Stock	Paid-in Capital	tions Receivable	Compen- sation	Compre- hensive Loss	Accumulated Deficit	holders’ Equity
Balance at December 31,
1999	9,746,396	2,694,798	97,464	6,737	36,675,834	(59,007)	(146,336)	—	(22,974,424)	13,600,268
Net loss	—	—	—	—	—	—	—	—	(15,660,088)	(15,660,088)
Sale of common stock	—	6,670,000	—	16,675	100,033,325	—	—	—	—	100,050,000
Offering costs	—	—	—	—	(8,588,716)	—	—	—	—	(8,588,716)
Fair value of warrants
granted	—	—	—	—	1,981,524	—	—	—	—	1,981,524
Conversion of preferred
stock upon effectiveness
of initial public	(9,746,396)	13,794,104	(97,464)	34,485	62,979	—	—	—	—	—
offering
Exercise of warrants	—	399,114	—	998	1,120,285	—	—	—	—	1,121,283
Interest on
subscriptions
receivable	—	—	—	—	—	(3,149)	—	—	—	(3,149)
Exercise of stock
options	—	336,664	—	842	558,952	—	—	—	—	559,794
Amortization of stock
option compensation
expense	—	—	—	—	—	—	117,711	—	—	117,711
Repayment of note
receivable from
shareholder	—	—	—	—	—	62,156	—	—	—	62,156

Balance at December 31,
2000	—	23,894,680	—	59,737	131,844,183	—	(28,625)	—	(38,634,512)	93,240,783
Comprehensive loss:
Net loss	—	—	—	—	—	—	—	—	(23,714,967)	(23,714,967)
Cumulative translation
adjustment	—	—	—	—	—	—	—	(33,577)	—	(33,577)

Total comprehensive
loss	—	—	—	—	—	—	—	(33,577)	(23,714,967)	(23,748,544)
Sale of common stock	—	46,597	—	116	325,156	—	—	—	—	325,272
Exercise of warrants	—	41,839	—	105	96,914	—	—	—	—	97,019
Exercise of stock options	—	116,828	—	292	60,506	—	—	—	—	60,798
Amortization of stock
option compensation
expense	—	—	—	—	—	—	18,480	—	—	18,480

Balance at December 31,
2001	—	24,099,944	—	60,250	132,326,759	—	(10,145)	(33,577)	(62,349,479)	69,993,808
Comprehensive loss:
Net loss	—	—	—	—	—	—	—	—	(23,505,567)	(23,505,567)
Cumulative translation
adjustment	—	—	—	—	—	—	—	(45,265)	—	(45,265)

Total comprehensive
loss	—	—	—	—	—	—	—	(45,265)	(23,505,567)	(23,550,832)
Sale of common stock	—	47,189	—	118	97,881	—	—	—	—	97,999
Exercise of stock
options, net	—	160,362	—	401	42,266	—	—	—	—	42,667
Amortization of stock
option compensation
expense	—	—	—	—	—	—	10,145	—	—	10,145

Balance at December 31,
2002	—	24,307,495	$—	$60,769	$132,466,906	$—	$—	$(78,842)	$(85,855,046)	46,593,787

The accompanying notes are an integral part of these consolidated financial statements.

EDEN BIOSCIENCE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2002	2001	2000
Cash flows from operating activities:
Net loss	$(23,505,567)	$(23,714,967)	$(15,660,088)
Adjustments to reconcile net loss to cash used in
operating activities:
Depreciation	2,660,792	2,016,127	909,425
Amortization of stock option compensation
expense	10,145	18,480	117,711
Interest income on subscriptions receivable	—	—	(3,149)
Loss on disposition of fixed assets	230,652	58,913	9,591
Loss on facility sublease	4,213,192	—	—
Fair value of warrants issued	—	—	1,981,524
Deferred rent payable	138,442	240,374	—
Changes in assets and liabilities:
Accounts receivable	(128,944)	505,965	(587,772)
Inventory	183,778	(796,712)	(1,321,241)
Other assets	201,369	(2,072,744)	(333,793)
Accounts payable	(563,293)	(702,449)	690,019
Accrued liabilities	(748,404)	728,640	2,138,380
Other long-term liabilities	(32,500)	84,783	—

Net cash used in operating activities	(17,340,338)	(23,633,590)	(12,059,393)

Cash flows from investing activities:
Purchases of property and equipment	(208,045)	(14,838,234)	(7,358,527)
Proceeds from disposal of equipment	23,956	75,617	—

Net cash used in investing activities	(184,089)	(14,762,617)	(7,358,527)

Cash flows from financing activities:
Reduction in capital lease obligations	(221,350)	(278,760)	(336,982)
Proceeds from issuance of stock	140,666	483,089	101,731,077
Offering costs	—	—	(8,588,716)
Repayment of notes receivable from shareholders	—	—	62,156

Net cash (used in) provided by financing activities	(80,684)	204,329	92,867,535

Effect of foreign currency exchange rates on cash
and cash equivalents	7,917	(37,965)	—

Net increase (decrease) in cash and cash equivalents	(17,597,194)	(38,229,843)	73,449,615
Cash and cash equivalents at beginning of period	48,327,022	86,556,865	13,107,250

Cash and cash equivalents at end of period	$30,729,828	$48,327,022	$86,556,865

Supplemental disclosures:
Cash paid for interest	$31,390	$82,969	$131,978
Current liabilities for property and equipment	—	196,600	672,236
Assets acquired through capital leases	—	19,418	90,641

The accompanying notes are an integral part of these consolidated financial statements.

EDEN BIOSCIENCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Organization and Summary of Significant Accounting Policies

Organization and Business

     EDEN Bioscience Corporation (“EDEN” or the “Company”) was incorporated in Washington state on July 18, 1994. EDEN is a plant technology company focused on developing, manufacturing and marketing innovative natural protein-based products for agriculture. Prior to August 2000, the Company was a development stage corporation. In August 2000, the Company began selling its initial product, Messenger.

     The Company is subject to a number of risks including, among others: dependence on a single product and the development and commercialization of that product, which may not be successful; the need to develop adequate sales and marketing capabilities to commercialize Messenger; reliance on independent distributors and retailers to sell the Company’s product; competition from other companies with greater financial, technical and marketing resources; and other risks associated with commercializing a new technology.

Principles of Consolidation

     The consolidated financial statements include the accounts of EDEN and its wholly owned subsidiaries. Intercompany transactions and balances have been eliminated.

Segments

     The Company has one operating segment, the development and commercialization of innovative natural protein-based products for agriculture.

Estimates Used in Financial Statement Preparation

     The preparation of financial statements in conformity with generally accepted accounting principles in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Examples include depreciable lives of property and equipment; expense accruals; and provisions for sales allowances, warranty claims, inventory valuation, asset impairments and bad debts. Such estimates and assumptions are based on historical experience, where applicable, and other assumptions. Estimates and assumptions are reviewed periodically and the effects of revisions are reflected in the consolidated financial statements in the period they are determined to be necessary. Actual results could differ from these estimates.

Cash and Cash Equivalents

     The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. Cash equivalents are stated at cost, which approximates market.

Accounts Receivable

     Accounts receivable balances are reported net of sales allowances. In determining the adequacy of the allowance for doubtful accounts, we consider a number of factors, including the aging of the accounts receivable portfolio, customer payment trends, the financial condition of our customers, historical bad debts and current economic trends. Based upon our analysis of outstanding net accounts receivable at December 31, 2002, no allowance for doubtful accounts was recorded.

Inventory

     Inventory is valued at the lower of average cost or market. Costs include material, labor and overhead. The Company estimates inventory cost reductions based on the results of quality control testing and the amount and age of product in the Company’s and its distributors’ inventories . The Company recorded cost reductions and write-offs totaling approximately $193,000 during the year ended December 31, 2002 and approximately $1.7 million during the year ended December 31, 2001.

EDEN BIOSCIENCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Financial Instruments and Concentrations of Credit Risk

     Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash and cash equivalents, accounts receivable, accounts payable, accrued liabilities and capital lease obligations. Financial instruments, including those listed above, that are short-term and/or that have little or no market risk are estimated to have a fair value equal to book value. Deposits with banks may exceed the amount of insurance provided on such deposits; however, these deposits typically may be redeemed upon demand and, therefore, bear minimal risk. The Company’s credit risk is managed by investing its excess cash in high-quality money market instruments and securities of the U. S. government.

Property and Equipment

     Equipment and leasehold improvements are stated at historical cost. Improvements and replacements are capitalized. Maintenance and repairs are expensed when incurred. The provision for depreciation and amortization is determined using straight-line and accelerated methods, which allocate costs over their estimated useful lives of two to twenty years. On January 1, 2001, the Company adopted the units-of-production method of depreciation for manufacturing equipment placed into service after that date. Equipment leased under capital leases is depreciated over the shorter of its estimated useful life or lease term, which ranges between three to five years. Leasehold improvements are depreciated over the shorter of their estimated useful lives or lease term, which range between two to ten years

     Long-lived assets are reviewed for impairment whenever events or circumstances indicate that the carrying value may not be recoverable. In reviewing for impairment, the Company compares the carrying value of such assets to the undiscounted cash flows expected from the use of the assets and their eventual disposition. When necessary, an impairment loss is recognized equal to the difference between the assets’ fair value and their carrying value. During 2002, we wrote off $1.0 million of leasehold improvements and equipment directly related to approximately 34,300 square feet of laboratory and office space subleased to another company. Based upon our analysis of net cash flows to be realized from our investments in property and equipment at December 31, 2002, no additional impairment loss was recorded.

Other Assets

     Other assets consist principally of restricted investments held as deposits in connection with the Company’s operating leases of its research and development, manufacturing and headquarters facilities.

Revenues

     The Company recognizes revenue from product sales, net of sales allowances, when product is shipped to its distributors and all significant obligations of the Company have been satisfied, unless acceptance provisions or other contingencies exist. If acceptance provisions or contingencies exist, revenue is deferred and recognized later if such provisions or contingencies are satisfied. Distributors do not have price protection or product-return rights. Accounts receivable are presented net of sales allowances. The Company provides an allowance for warranty claims based on historical experience and reasonable expectations. Shipping and handling costs related to product sales are paid by the Company and are included in cost of goods sold.

     Sales allowances represent allowances granted to independent distributors for sales and marketing support, product warehousing and delivery and information exchange and are based on a percentage of sales. Sales allowances are accrued when the related product sales revenue is recognized and are paid in accordance with the terms of the then-current distributor program agreement. Distributor program agreements expire annually, generally on December 31. Prior to 2003, sales allowances were paid when the distributors sold the product and reported the sales data to the Company, generally on a quarterly basis. Sales allowances related to 2003 sales will be paid in early 2004, upon submission by distributors of annual sales data.

EDEN BIOSCIENCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     Gross product sales and sales allowances were as follows:

	Years Ended December 31,
	2002	2001	2000
Gross product sales	$2,418,050	$5,360,737	$2,016,517
Sales allowances	(511,385)	(1,864,735)	(787,450)

Product sales, net of sale allowances	$1,906,665	$3,496,002	$1,229,067

     The Company paid sales allowances totaling $518,872 in 2002 and $542,727 in 2001. No sales allowances were paid in 2000.

Cost of Goods Sold

     Cost of goods sold includes all direct and indirect costs incurred in the manufacturing process; shipping and handling and other costs necessary to deliver product to distributors; inventory cost reductions; product used for promotional purposes; and idle capacity charges during periods of non-production.

Advertising Costs

     Advertising costs are expensed as incurred. The Company incurred advertising expenses of $756,890 in 2002, $2,266,114 in 2001 and $1,010,333 in 2000.

Research and Development Expenses

     Research and development costs are expensed as incurred.

Stock Compensation

     The Company has elected to apply the disclosure-only provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation.” Accordingly, the Company accounts for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. The following table illustrates the effect on net income and earnings per share as if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based compensation.

	December 31,
	2002	2001	2000
Net loss, as reported	$(23,505,567)	$(23,714,967)	$(15,660,088)
Add: Amortization of stock option
compensation expense	10,145	18,480	117,711
Deduct: Total stock-based employee
compensation expense under fair value
based method	(974,654)	(1,413,317)	(516,624)

Pro forma net loss	$(24,470,076)	$(25,109,804)	$(16,059,001)

Loss per share:
Basic and diluted - as reported	$(0.97)	$(0.99)	$(1.89)

Basic and diluted - pro forma	$(1.01)	$(1.05)	$(1.94)

     The per-share weighted average grant date fair value of options granted was $1.03 in 2002, $6.81 in 2001 and $2.54 in 2000. Prior to completion of the Company’s initial public offering in October 2000, the fair value of each option grant was estimated on the date of grant using the fair value based method prescribed by SFAS No. 123 for private companies, which considers only the time value of money. The fair value of stock options granted subsequent to the Company’s initial public offering was determined using the Black-Scholes model. The following weighted average assumptions were used to perform the calculations:

EDEN BIOSCIENCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	December 31,
	2002	2001	2000
Expected dividend yield	—	—	—
Risk-free interest rate	4.23%	4.18%	5.51%
Expected life (years)	3.0	4.8	4.5
Volatility	103%	105%	—

Income Taxes

     The Company accounts for income taxes under the provisions of SFAS No. 109, “Accounting for Income Taxes.” SFAS No. 109 requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the differences between the financial reporting and tax bases of assets and liabilities and operating loss and tax credit carryforwards using enacted tax rates in effect for the year in which the differences and carryforwards are expected to reverse.

Foreign Currency Translation

     The Company conducts its operations in three primary functional currencies: the U.S. dollar, the European Union euro and the Mexican peso. Balance sheet accounts of the Company’s foreign operations are translated from foreign currencies into U.S. dollars at period-end exchange rates while income and expenses are translated at average exchange rates during the period. Translation gains or losses related to net assets located outside the U.S. are shown as a component of shareholders’ equity. Gains and losses resulting from foreign currency transactions, which are denominated in a currency other than the entity’s functional currency, are included in the Consolidated Statements of Operations. There were no significant gains or losses on foreign currency transactions.

Recent Accounting Pronouncements

     New accounting statements issued, but not yet adopted by the Company, include the following:

     SFAS No. 143 – In June 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 143, “Accounting for Asset Retirement Obligations,” which provides the accounting requirements for retirement obligations associated with tangible long-lived assets. This statement requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. This statement is effective for the Company’s 2003 fiscal year and earlier adoption is permitted. The Company has determined that the adoption of SFAS No. 143 will not have a material impact on its consolidated financial position or results of operations.

Net Loss per Share

     Basic net loss per share is the net loss divided by the average number of shares outstanding during the period. Diluted net loss per share is the net loss divided by the sum of the average number of shares outstanding during the period plus the additional shares that would have been issued had all dilutive warrants and options been exercised, less shares that would be repurchased with the proceeds from such exercise (Treasury Stock Method). The effect of including outstanding options and warrants is antidilutive for all periods presented. Therefore, options and warrants have been excluded from the calculation of diluted net loss per share. Shares issuable pursuant to stock options and warrants that have not been included in the above calculations because they are antidilutive totaled 2,100,669, 3,001,408 and 2,678,980 for the years ended December 31, 2002, 2001and 2000, respectively.

Liquidity

     The Company’s operating expenditures have increased significantly since its inception. The Company currently anticipates that operating expenses will significantly exceed net product sales and that net losses and working capital requirements will consume a material amount of its cash resources. If net product sales do not significantly increase in the near term, the Company will have to reduce its operating expenses.

Reclassifications

     Certain reclassifications have been made in prior years’ financial statements to conform to classifications used in the current year.

EDEN BIOSCIENCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2. Shareholders’ Equity

Preferred Stock

     The Company has authorized 10,000,000 shares of convertible preferred stock with a par value of $0.01 per share. All outstanding shares of convertible preferred stock were converted into 13,794,104 shares of common stock on September 26, 2000, the effective date of the Company’s initial public offering. There were no shares of convertible preferred stock outstanding at December 31, 2002.

Common Stock

     The Company has authorized 100,000,000 shares of common stock with a par value of $0.0025 per share. Upon inception, the Company issued to the founders a total of 1,500,000 shares of common stock in receipt for notes totaling $45,000 and bearing interest at 7.75% per annum, due in July 2004. The notes receivable were repaid during 2000.

     On October 2, 2000, the Company closed its initial public offering of 6,670,000 shares of common stock, including the underwriters’ over-allotment option, at a purchase price of $15.00 per share for proceeds of approximately $91.5 million, net of underwriters’ fees, commissions and offering costs.

Common Stock Options

     During 2000, the shareholders and Board of Directors approved the 2000 Stock Incentive Plan (the “2000 Plan”). Upon completion of the Company’s initial public offering, the 2000 Plan replaced the 1995 Combined Incentive and Nonqualified Stock Option Plan (the “1995 Plan” and, together with the 2000 Plan, the “Stock Option Plans”) for the purpose of all future stock incentive awards. All reserved but ungranted shares under the 1995 Plan and any shares subject to outstanding options under the 1995 Plan that expire or are otherwise cancelled without being exercised will be added to the shares available under the 2000 Plan.

     The Board of Directors has the authority to determine all matters relating to options to be granted under the Stock Option Plans, including designation as incentive or nonqualified stock options, the selection of individuals to be granted options, the number of shares to be subject to each grant, the exercise price, the term and vesting period, if any. Generally, options vest over periods ranging from three to five years and expire ten years from date of grant. The Board of Directors reserved an initial total of 1,500,000 shares of common stock under the 2000 Plan, plus an automatic annual increase, to be added on the first day of the Company’s fiscal year beginning in 2002, equal to the lesser of (a) 1,500,000 shares; (b) 5% of the outstanding shares of common stock on a fully diluted basis as of the end of the immediately preceding year; and (c) a lesser amount as may be determined by the Board of Directors. No additional shares were added to the 2000 Plan on January 1, 2003 or 2002.

     At December 31, 2002, the Company had reserved 977,452 shares of common stock for issuance under the 1995 Plan, all of which had been granted, and 2,884,920 shares for issuance under the 2000 Plan, including 1,384,920 shares transferred from the 1995 Plan. Options totaling 891,000 under the 2000 Plan had been granted at December 31, 2002, leaving 1,993,920 options available for future grant. The following table summarizes stock option activity:

EDEN BIOSCIENCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Number of Shares	Weighted Average Exercise Price Per Share
Balance at December 31, 1999	1,480,200	2.24
Options granted	1,303,950	11.03
Options forfeited	(71,150)	4.52
Options exercised	(336,664)	1.66

Balance at December 31, 2000	2,376,336	7.08
Options granted	1,044,150	9.11
Options forfeited	(553,251)	9.90
Options exercised	(126,632)	0.87

Balance at December 31, 2001	2,740,603	7.57
Options granted	676,000	1.60
Options forfeited	(1,305,485)	8.70
Options exercised	(242,666)	1.00

Balance at December 31, 2002	1,868,452	5.47

     The following table summarizes stock option information at December 31, 2002:

			Options Outstanding			Options Exercisable
				Weighted-Average
Range of Exercise Prices			Number Outstanding	Remaining Contractual Life (in years)	Weighted- Average Exercise Price	Number Outstanding	Weighted- Average Exercise Price
$0.40	-	1.00	208,701	4.42	$0.85	208,701	$0.85
1.54	-	3.50	806,167	8.75	1.76	137,498	2.68
4.00	-	6.50	225,334	6.94	5.43	154,832	5.29
7.00	-	10.00	193,000	8.80	7.06	—	—
11.75	-	14.00	435,250	7.68	13.86	247,083	14.00

			1,868,452	7.80	5.47	748,114	6.45

     Stock options exercisable were 989,611 and 466,497 at December 31, 2001 and 2000, respectively. The weighted-average exercise prices of options exercisable were $4.91 and $1.09 at December 31, 2001 and 2000, respectively.

     On June 17, 2002, the Company offered to exchange certain outstanding options to purchase shares of its common stock granted to its current U.S. employees and officers (other than its Chief Financial Officer and then-Interim President) under the Stock Option Plans for new options to be granted under the 2000 Plan on a date that is at least six months and one day after the date that the Company cancelled the tendered options. The offer expired on July 17, 2002, at which time the Company cancelled options to purchase 788,900 shares of its common stock with a weighted average exercise price of $9.05 that were tendered for exchange or cancellation without replacement. On January 21, 2003, the Company granted new options to purchase 558,700 shares of its common stock, subject to new option agreements executed by the Company and its employees who participated in the offer. Each new option has an exercise price of $1.64 per share (the fair market value of the Company’s common stock on the new grant date) and vests over four years at a rate of 25% on each anniversary of the vesting start date of the tendered option that it replaced.

     The Company records compensation expense over the vesting period for the difference between the exercise price and the fair market value for financial reporting purposes of stock options granted. In conjunction with grants made in 1998, the Company recognized compensation expense for these stock options of $10,145, $18,480 and $117,711 in 2002, 2001 and 2000, respectively. The compensation expense was fully amortized at December 31, 2002. The weighted average grant date fair value of these options was $2.81.

Common Stock Warrants

     Purchasers of Series F convertible preferred stock (“Series F”) received warrants to purchase 948,984 shares of common stock at $5.00, $7.00 and $9.00 per share. The $7.00 and $9.00 purchase price increased to $7.50 and $10.00, respectively, in April 2000 when the Company received notice from the Environmental Protection Agency of its approval of the Company’s product registration application and request for exemption from tolerance. In 1999, the Company offered holders of $5.00, $7.00 and $9.00 warrants the opportunity to exchange one of each warrant plus $19 for three shares of common stock. A total of 831,882 warrants were exchanged under this offer for proceeds of $5,268,587 in 1999. A total of $554,588 was charged to accumulated deficit and credited to additional paid-in capital for the effect of the inducement offered to warrant holders. A total of 116,702 Series F warrants were exercised in 2000 for proceeds of $860,162. The remaining 400 Series F warrants expired unexercised on June 30, 2000.

EDEN BIOSCIENCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     Between 1996 and 1998, the Company issued warrants to purchase 375,822 shares of common stock at prices ranging from $0.50 to $5.00 per share to placement agents for the sale of convertible preferred stock. Warrants representing a total of 315,017 shares have been exercised for proceeds of $348,905 and warrants to purchase 28,588 shares of common stock expired unexercised in 2002. The remaining warrants to purchase 32,217 shares of common stock are exercisable immediately at a price of $5.00 and expire in 2003.

     In October 1996, the Company issued warrants to purchase 9,234 shares of common stock at a price of $1.00 per share to an equipment lessor. The warrants were exercised in 2000 for proceeds of $9,234.

     In August 2000, the Company issued warrants to purchase 133,333 shares of its common stock at $15.00 per share to Stephens Group, Inc. (“Stephens”) and warrants to purchase 66,667 shares of its common stock at $15.00 per share to WBW Trust Number One (“WBW”), in connection with credit facilities it established with these entities. The Company also paid loan commitment fees of $200,000 to Stephens and $100,000 to WBW. Under the terms of the credit facilities, the Company had the ability to borrow up to $10 million from Stephens and $5 million from WBW. The Company did not borrow any amounts pursuant to the credit facilities and, with the completion of the initial public offering, no longer has the ability to borrow any amounts under the credit facilities. One of the Company’s directors, William T. Weyerhaeuser, is trustee of WBW. Stephens beneficially owns approximately 10% of the Company’s common stock and Jon E. M. Jacoby, a director of the Company, is also a director and an executive vice president of Stephens. The warrants are currently exercisable and expire in August 2005. The Company recorded an expense of approximately $2.0 million in 2000 for the fair value of the warrants issued in connection with the credit facilities. The per-share issue date fair value of $9.91 was determined using the Black-Scholes option pricing model with assumptions of 0% expected dividend rate, 5.00% risk-free interest rate, five years expected life and 60% volatility.

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

     The 2000 Stock Purchase Plan utilizes twenty-four-month offering periods, each of which consists of four six-month purchase periods, with purchases being made on the last day of each such period. Offering periods begin on each May 1 and November 1. The price of the common stock purchased under the 2000 Stock Purchase Plan will be the lesser of 85% of the fair market value on the first day of an offering period and 85% of the fair market value on the last day of a purchase period.

     The 2000 Stock Purchase Plan authorizes the issuance of a total of 500,000 shares of common stock, plus an automatic annual increase, to be added on the first day of the Company’s fiscal year beginning in 2002, equal to the lesser of (a) 250,000 shares; (b) 1% of the outstanding shares of common stock as of the end of the immediately preceding fiscal year on a fully diluted basis, and (c) a lesser amount determined by the Board of Directors. No additional shares were added to the 2000 Stock Purchase Plan on January 1, 2003 or 2002. A total of 47,189 shares of stock were purchased under the plan in 2002, for total proceeds of $97,999, and 46,597 shares were purchased in 2001, for total proceeds of $325,272.

3. Licensing Agreement

     In May 1995, the Company entered into an exclusive worldwide licensing agreement with Cornell Research Foundation for certain patents, patent applications and biological material relating to harpin proteins and related technology. The license agreement terminates on the expiration date of the last-to-expire licensed patent covered by the agreement, which is currently February 2018. As consideration for the license, the Company issued 400,000 shares of common stock to Cornell Research Foundation, has funded certain research and development activities at Cornell University and has agreed to pay a royalty on net sales of products that incorporate the licensed technology, subject to certain minimum annual royalty payments.

EDEN BIOSCIENCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4. Inventory

     Inventory, at average cost, consists of the following:

	December 31,
	2002	2001
Raw materials	$856,108	$934,824
Work in process	291,118	82,069
Finished goods	987,962	1,101,060

Total inventory	$2,135,188	$2,117,953

5. Property and Equipment

     Property and equipment, at cost, consists of the following:

	December 31,
	2002	2001
Equipment	$12,759,251	$12,889,967
Equipment under capital leases	478,565	714,626
Leasehold improvements	11,415,694	12,486,376
Construction in progress	—	96,883

Total property and equipment	24,653,510	26,187,852
Less accumulated depreciation and amortization	(6,242,601)	(3,802,190)

Net property and equipment	$18,410,909	$22,385,662

     For the years ended December 31, 2002, 2001 and 2000, the Company recorded depreciation of $2,867,821, $2,016,127 and $909,425, respectively. In December 2002, the Company recorded a $1.0 million loss on the write-off of net leasehold improvements and equipment directly related to 34,302 square feet of laboratory and office space subleased to another company.

6. Accrued Liabilities

     Accrued liabilities consist of the following:

	December 31,
	2002	2001
Sales allowances and marketing expense	$1,170,657	$389,775
Compensation and benefits	751,540	1,397,639
Research and development field trials	604,068	1,113,546
Warranty liability	249,827	324,249
Facility costs	246,329	—
Patent costs	108,526	204,885
Deferred revenue	106,548	52,283
Insurance premiums	—	342,320
Other	308,844	194,699

Total accrued liabilities	$3,546,339	$4,019,396

7. Warranty Liability

     The Company records, at the time revenues are recognized, a liability for warranty claims based on a percentage of sales. The warranty accrual percentage, which has ranged between one and five percent, is reviewed periodically and adjusted as necessary, based on actual experience and future estimations.

EDEN BIOSCIENCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     The following table summarizes changes to the Company’s warranty liability during the year ended December 31, 2002:

Balance at December 31, 2001	$324,249
2002 payments	(198,174)
2002 accrual	123,752

Balance at December 31, 2002	$249,827

8. Commitments and Contingencies

Leases

     The Company has entered into non-cancelable lease agreements involving equipment and facilities through the year 2011. Future minimum rental payments under capital lease obligations and operating leases, as well as sublease rental receipts to be received under the non-cancelable sublease described below, as of December 31, 2002 are as follows:

	Capital	Operating	Sublease Rental Receipts
2003	$104,457	$1,834,614	$668,990
2004	19,403	1,864,716	828,396
2005	12,145	1,869,732	873,960
2006	769	1,809,464	873,960
2007	—	1,431,480	922,032
2008 and later	—	4,706,020	—

Total minimum lease payments	136,774	$13,516,026	$4,167,338

Less amount representing interest	(11,756)

Present value of net minimum lease payments	125,018
Less current portion	(95,426)

Capital lease obligation, net of current portion	$29,592

     Rental expense was as follows:

	Years Ended December 31,
	2002	2001	2000
Minimum rentals	$2,237,223	$1,019,133	$407,667
Less sublease rental income	(259,702)	(160,545)	—

Net rental expense	$1,977,521	$858,588	$407,667

     In January 2001, the Company entered into a ten-year lease agreement, with two five-year extension options to be exercised at the Company’s discretion, for 63,200 square feet of office space located near our manufacturing facility in Bothell, Washington. In the first half of 2001, the Company converted approximately 22,600 square feet of this building into laboratory facilities and made other improvements at a cost of approximately $9.1 million. In order to offset its future facility costs, the Company, in December 2002, entered into an agreement to sublease to another company 34,302 square feet of laboratory and office space. The sublease agreement has an initial non-cancelable term of five years, with one three-year extension option to be exercised at the subtenant’s discretion and two five-year extension options to be exercised at the subtenant’s discretion, provided that the Company exercises its options to extend the lease beyond the initial ten-year term. The rent to be collected under the sublease exceeds the rent the Company will pay for the subleased space. However, the excess does not cover the unamortized cost of leasehold improvements and equipment in the subleased space. As a result, a $4.2 million loss on the sublease was recorded in December 2002. The loss includes a write-off of net leasehold improvements and equipment directly related to the subleased space totaling $1.0 million; an accrued loss of $4.0 million for the subtenant’s estimated portion of depreciation and amortization of shared assets, offset by excess rents of approximately $1.1 million; and sublease transaction costs of approximately $300,000.

Legal Proceedings

     Eden Foods, Inc. filed six petitions between October 2001 and February 2002 with the Trademark Trial and Appeal Board to cancel six of the Company’s federal registrations for the trademarks “EDEN” and “EDEN Bioscience.” The petitions assert that the Company’s registrations and use of the trademarks “EDEN” and “EDEN Bioscience” for the services specified in the registrations, including agricultural and horticultural testing, pesticides and plant growth regulators for agricultural use, are likely to cause confusion with consumers and dilute the strength of Eden Foods, Inc.‘s trademarks. The relief sought by the petitions is the cancellation of the registrations. The Company believes the petitions are without merit and has filed answers to each of the petitions denying the claims of likelihood of confusion and dilution. The Company expects that the testimony period will begin in the second quarter of 2003.

EDEN BIOSCIENCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     We are also subject to other claims and legal actions that arise in the ordinary course of business. We believe that the ultimate liability, if any, with respect to these other claims and legal actions will not have a material effect on our financial position or on our results of operations.

9. Major Customers

     Product sales revenue resulted from sales to 26 distributors in 2002, seven distributors in 2001 and two distributors in 2000. Sales to Helena Chemical Company accounted for $214,000 (11%) of net sales revenue in 2002 and were less than 10% of net sales revenue in 2001 and 2000. Sales to Ag Rx, Inc. accounted for $193,000 (10%) of net sales revenue in 2002 and were less than 10% of net sales revenue in 2001 and 2000. Sales to United States branches of United Agri Products, a subsidiary of ConAgra Foods, Inc., were less than 10% of net sales revenue in 2002, $2.5 million (71%) of net sales revenue in 2001 and $1.1 million (89%) of net sales revenue in 2000. At December 31, 2002, unpaid sales allowances due to United States branches of United Agri Products exceeded accounts receivable from those branches. At December 31, 2001, accounts receivable from United States branches of United Agri Products exceeded unpaid sales allowances due to those branches by $57,000 (64%). Sales to Triangle Chemical Company, Inc. were less than 10% of net sales revenue in 2002 and 2001 and accounted for $138,000 (11%) of net sales revenue in 2000. Sales to Western Farm Service, Inc. were less than 10% of net sales revenue in 2002 and 2000 and accounted for $420,000 (12%) of net sales revenue in 2001.

10. Restructuring Charges and Other Costs

     The Company recorded restructuring costs of $534,769 and $248,544 for severance and other costs associated with workforce reductions that occurred during 2002 and 2001, respectively. These costs are recorded in the consolidated statements of operations as components of research and development expense or selling, general and administrative expense, depending upon the classification of the affected employees. Although the Company’s restructuring plans were executed by the end of 2002 and 2001, payment of certain 2002 restructuring costs will continue through the second quarter of 2003. Restructuring costs are summarized as follows:

	Total Charges	Non-Cash Charges	Cash Payments	Liabilities at End of Period
2002	$534,769	$—	$478,235	$56,534
2001	248,544	—	248,544	—

     Of the 37 employees included in the 2002 workforce reductions, 20 worked in research and development and the remainder worked in a variety of other areas, principally manufacturing and facilities, sales and marketing and administration. Of the 33 employees included in the 2001 workforce reductions, five worked in research and development and the remainder worked in a variety of other areas, principally manufacturing and facilities, sales and marketing and administration. During 2001, the Company recorded a charge of approximately $480,000 in connection with the resignation of its former President and CEO. At December 31, 2002, approximately $187,000 of this amount was unpaid and will be paid through August 2003.

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

EDEN BIOSCIENCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12. Income Taxes

     The Company did not record an income tax benefit for any of the periods presented because it has experienced operating losses since inception. The Company’s total U.S. tax net operating loss carryforwards were approximately $76.7 million at December 31, 2002 and expire between 2009 and 2022. The Company’s total foreign tax net operating loss carryforwards were approximately $6.7 million at December 31, 2002 and expire in 2006 and 2007. The significant components of the deferred tax asset were as follows:

	2002	2001
Net operating loss carryforwards	$30,246,000	$20,682,000
Other	1,327,000	207,000

Deferred tax asset	31,573,000	20,889,000
Deferred tax asset valuation allowance	(31,573,000)	(20,889,000)

Net deferred tax asset	$—	$—

     The valuation allowance on deferred tax assets increased by $10.7 million during 2002 and $8.4 million during 2001. Pursuant to Section 382 of the Internal Revenue Code, annual use of the Company’s net operating loss and credit carryforwards may be limited in the event of a cumulative change in ownership of more than 50%. These Section 382 limitations could result in a portion of the Company’s net operating losses never being utilized. The difference between the statutory tax rate of approximately 35% and the tax benefit of zero recorded by the Company is due to the Company’s full valuation allowance against net deferred tax assets.

13. Quarterly Financial Data (Unaudited)

     The following table summarizes selected unaudited quarterly financial data for each quarter of the years ended December 31, 2002 and 2001.

	Three Months Ended
	March 31	June 30	September 30	December 31
Fiscal year 2002:
Net revenues	$555,007	$1,072,529	$59,884	$219,245
Loss from operations	(5,714,689)	(4,885,302)	(4,779,162)	(8,685,606)
Net loss	(5,504,717)	(4,709,684)	(4,652,508)	(8,638,658)
Basic and diluted net loss per share	(0.23)	(0.19)	(0.19)	(0.36)
Common stock trading range:
High	$5.37	$3.44	$2.30	$1.85
Low	1.33	1.25	1.30	1.30
Fiscal year 2001:
Net revenues	$2,481,423	$575,454	$439,125	$—
Loss from operations	(3,610,684)	(8,652,890)	(6,484,431)	(7,721,188)
Net loss	(2,470,521)	(7,869,775)	(5,918,421)	(7,456,250)
Basic and diluted net loss per share	(0.10)	(0.33)	(0.25)	(0.31)
Common stock trading range:
High	$35.75	$23.05	$12.94	$7.69
Low	9.94	7.45	6.35	3.92

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

     On May 8, 2002, upon recommendation of the Audit Committee, the Board of Directors decided to no longer engage Arthur Andersen LLP (“Andersen”) as our independent public accountants and engaged KPMG LLP (“KPMG”) to serve as our independent public accountants for 2002.

     Andersen’s reports on our consolidated financial statements for the years ended December 31, 2001 and 2000 did not contain an adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope or accounting principles.

     During the years ended December 31, 2001 and 2000 and through May 8, 2002, there were no disagreements with Andersen on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure which, if not resolved to Andersen’s satisfaction, would have caused Andersen to make reference to the subject matter of the disagreements in connection with its report on our consolidated financial statements for such years. Additionally, there were no reportable events, as defined in Item 304(a)(1)(v) of Regulation S-K, during these periods.

     We provided Andersen with a copy of the foregoing disclosures and filed with our current report on Form 8-K regarding this matter (filed with the Securities and Exchange Commission on May 14, 2002) a letter from Andersen to the Securities and Exchange Commission, dated May 13, 2002, stating its agreement with such statements.

     During the years ended December 31, 2001 and 2000 and through May 8, 2002, we did not consult KPMG with respect to the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on our consolidated financial statements, or any other matters or reportable events set forth in Items 304(a)(2)(i) and (ii) of Regulation S-K.

PART III

Item 10. Directors and Executive Officers of the Registrant.

     The information required by this item is incorporated by reference from the sections captioned “Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” contained in our proxy statement for the 2003 annual meeting of shareholders, to be filed with the Commission pursuant to Regulation 14A not later than 120 days after December 31, 2002.

Item 11. Executive Compensation.

     The information required by this item is incorporated by reference from the sections captioned “Executive Compensation” and “Election of Directors — Compensation of Directors” contained in our proxy statement for the 2003 annual meeting of shareholders, to be filed with the Commission pursuant to Regulation 14A not later than 120 days after December 31, 2002.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

     The information required by this item is incorporated by reference from the section captioned “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” contained in our proxy statement for the 2003 annual meeting of shareholders, to be filed with the Commission pursuant to Regulation 14A not later than 120 days after December 31, 2002.

Item 13. Certain Relationships and Related Transactions.

     None.

Item 14. Controls and Procedures

     Within the 90 days prior to the date of filing of this report, we carried out an evaluation, under the supervision and with the participation of management, including our President and Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-14 under the Securities Exchange Act of 1934). Based upon that evaluation, our President and Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures are effective. There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date we carried out our evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART IV

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

     The following documents are being filed as part of this report on Form 10-K.

     (a) Financial Statements.

     (b) No reports on Form 8-K were filed during the quarter ended December 31, 2002.

     (c) Exhibits.

Exhibit Number	Description
3.1	Restated Articles of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to EDEN’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2000 (Commission File No. 0-31499)).

3.2	Third Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.2 to EDEN’s Registration Statement on Form S-1, as amended (Commission File No. 333-41028), initially filed with the SEC on July 7, 2000).

4.1	Form of Common Stock Purchase Warrant, dated August 16, 2000, issued to Stephens Group, Inc. (incorporated by reference to Exhibit D to Exhibit 10.12 to EDEN’s Registration Statement on Form S-1, as amended (Commission File No. 333-41028), initially filed with the SEC on July 7, 2000).

4.2	Form of Common Stock Purchase Warrant, dated August 16, 2000, issued to WBW Trust Number One (incorporated by reference to Exhibit D to Exhibit 10.13 to EDEN’s Registration Statement on Form S-1, as amended (Commission File No. 333-41028), initially filed with the SEC on July 7, 2000).

4.3*	Form of Common Stock Purchase Warrant issued to placement agents for the sale of convertible preferred stock during the period from 1996 to 1998.

9.1	Form of Voting Trust Agreement between Stephens-EBC, LLC and James Sommers, as Trustee (incorporated by reference to Exhibit 9.1 to EDEN’s Registration Statement on Form S-1, as amended (Commission File No. 333-41028), initially filed with the SEC on July 7, 2000).

10.1†	Exclusive License Agreement, dated May 1, 1995, between Cornell Research Foundation, Inc. and the Registrant, as amended as of June 2, 2000 (incorporated by reference to Exhibit 10.1 to EDEN’s Registration Statement on Form S-1, as amended (Commission File No. 333-41028), initially filed with the SEC on July 7, 2000).

10.2	Lease, dated November 4, 1996, between Koll Real Estate Group for Knoll North Creek Business Park and the Registrant (incorporated by reference to Exhibit 10.2 to EDEN’s Registration Statement on Form S-1, as amended (Commission File No. 333-41028), initially filed with the SEC on July 7, 2000).

10.3	1995 Combined Incentive and Nonqualified Stock Option Plan (incorporated by reference to Exhibit 10.3 to EDEN’s Registration Statement on Form S-1, as amended (Commission File No. 333-41028), initially filed with the SEC on July 7, 2000).

10.4	2000 Stock Incentive Plan (incorporated by reference to Exhibit 10.4 to EDEN’s Registration Statement on Form S-1, as amended (Commission File No. 333-41028), initially filed with the SEC on July 7, 2000).

10.5	2000 Employee Stock Purchase Plan, as amended (incorporated by reference to Exhibit 10.5 to EDEN’s Registration Statement on Form S-1, as amended (Commission File No. 333-41028), initially filed with the SEC on July 7, 2000).

10.6	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.6 to EDEN’s Registration Statement on Form S-1, as amended (Commission File No. 333-41028), initially filed with the SEC on July 7, 2000).

Exhibit Number	Description
10.7	Employment Agreement, dated August 16, 2000, between the Registrant and Zhongmin Wei (incorporated by reference to Exhibit 10.8 to EDEN’s Registration Statement on Form S-1, as amended (Commission File No. 333-41028), initially filed with the SEC on July 7, 2000).

10.8	Change of Control Agreement, dated August 16, 2000, between the Registrant and Bradley S. Powell (incorporated by reference to Exhibit 10.10 to EDEN’s Registration Statement on Form S-1, as amended (Commission File No. 333-41028), initially filed with the SEC on July 7, 2000).

10.9	Change of Control Agreement, dated August 16, 2000, between the Registrant and Zhongmin Wei (incorporated by reference to Exhibit 10.11 to EDEN’s Registration Statement on Form S-1, as amended (Commission File No. 333-41028), initially filed with the SEC on July 7, 2000).

10.10	Lease, dated January 12, 2001, between EDEN Bioscience Corporation and Ditty Properties Limited Partnership (incorporated by reference to Exhibit 10.14 to EDEN’s Annual Report on Form 10-K (Commission File No. 0-31499), filed with the SEC on March 29, 2001).

10.11	Letter agreement, dated January 28, 2002, between the Registrant and Bradley S. Powell (incorporated by reference to Exhibit 10.15 to EDEN’s Annual Report on Form 10-K (Commission File No. 0-31499), filed with the SEC on March 29, 2002).

10.12*	Sublease, dated December 31, 2002, between the Registrant and CEPTYR, Inc., a Delaware corporation.

16.1	Letter from Arthur Andersen LLP to the Securities and Exchange Commission dated May 13, 2002 (incorporated by reference to Exhibit 16.1 to EDEN’s Current Report on Form 8-K (Commission File No. 0-31499) filed with the SEC on May 14, 2002).

21.1	Subsidiaries of the Registrant (incorporated by reference to Exhibit 21.1 to EDEN’s Annual Report on Form 10-K (Commission File No. 0-31499), filed with the SEC on March 29, 2002).

23.1*	Consent of KPMG LLP.

23.2*	Notice Regarding Lack of Consent of Arthur Andersen LLP.

99.1*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.
†	In accordance with Rule 202 of Regulation S-T; portions of the exhibit have been filed in paper pursuant to a continuing hardship exemption. Confidential treatment has been granted with respect to portions of this exhibit.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Bothell, State of Washington, on March 25, 2003.

EDEN BIOSCIENCE CORPORATION

By: /s/ Rhett R. Atkins
——————————————
Rhett R. Atkins,
President, Chief Executive Officer and Director

By: /s/ Bradley S. Powell
——————————————
Bradley S. Powell,
Vice President of Finance, Chief Financial Officer and Secretary

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities indicated below on March 25, 2003.

Signature	Title

/s/ Rhett R. Atkins Rhett R. Atkins	President, Chief Executive Officer and Director (Principal Executive Officer)

/s/ Bradley S. Powell Bradley S. Powell	Vice President of Finance, Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)

/s/ William T. Weyerhaeuser William T. Weyerhaeuser	Chairman of the Board of Directors

/s/ Jon E. M. Jacoby Jon E. M. Jacoby	Director

/s/ Albert A. James Albert A. James	Director

/s/ Agatha L. Maza Agatha L. Maza	Director

/s/ John W. Titcomb, Jr. John W. Titcomb, Jr.	Director

CHIEF EXECUTIVE OFFICER CERTIFICATION

I, Rhett R. Atkins, President and Chief Executive Officer of EDEN Bioscience Corporation, certify that:

1. I have reviewed this annual report on Form 10-K of EDEN Bioscience Corporation;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have;

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weakenesses.

Date: March 25, 2003

/s/ Rhett R. Atkins —————————————— Rhett R. Atkins President, Chief Executive Officer and Director

CHIEF FINANCIAL OFFICER CERTIFICATION

I, Bradley S. Powell, Chief Financial Officer of EDEN Bioscience Corporation, certify that:

1. I have reviewed this annual report on Form 10-K of EDEN Bioscience Corporation;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have;

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weakenesses.

Date: March 25, 2003

/s/ Bradley S. Powell —————————————— Bradley S. Powell Vice President of Finance, Chief Financial Officer and Secretary