Form 10-Q
period 2003-03-31
EDEN BIOSCIENCE CORP
filed 2003-05-09
CIK 930095

UNITED STATES SECURITIES AND
EXCHANGE COMMISSION
Washington, D.C. 20549

_________________

FORM 10-Q

_________________

(Mark One)
[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended March 31, 2003

or

[ ]	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from ____________ to ____________ .

Commission File Number 0-31499

EDEN Bioscience Corporation

(Exact name of registrant as specified in its charter)

Washington (State or other jurisdiction of incorporation or organization)	91-1649604 (IRS Employer Identification No.)

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

State the number of shares outstanding of each of the registrant’s classes of common equity, as of the latest practicable date:

Class Common Stock, $.0025 Par Value	Outstanding as of May 1, 2003 24,344,622

EDEN Bioscience Corporation

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

EDEN BIOSCIENCE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

ASSETS

	March 31, 2003	December 31, 2002

Current assets:
Cash and cash equivalents	$26,088,535	$30,729,828
Accounts receivable	645,381	218,529
Inventory	2,191,862	2,135,188
Other current assets	930,373	770,136

Total current assets	29,856,151	33,853,681
Property and equipment, net	17,915,103	18,410,909
Other assets	1,638,908	1,647,304

Total assets	$49,410,162	$53,911,894

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$241,469	$361,801
Accrued liabilities	1,916,263	3,546,339
Current portion of accrued loss on facility sublease	349,588	292,482
Current portion of capital lease obligations	60,569	95,426

Total current liabilities	2,567,889	4,296,048
Accrued loss on facility sublease, net of current portion	2,516,380	2,613,651
Capital lease obligations, net of current portion	23,522	29,592
Other long-term liabilities	582,020	378,816

Total liabilities	5,689,811	7,318,107

Commitments and contingencies
Shareholders' equity:
Preferred stock, $.01 par value, 10,000,000 shares authorized; no shares
issued and outstanding at March 31, 2003 and December 31, 2002	--	--
Common stock, $.0025 par value, 100,000,000 shares authorized; issued and outstanding shares - 24,329,995 shares at March 31, 2003;
24,307,495 shares at December 31, 2002	60,825	60,769
Additional paid-in capital	132,489,350	132,466,906
Cumulative translation adjustment	(86,974)	(78,842)
Accumulated deficit	(88,742,850)	(85,855,046)

Total shareholders' equity	43,720,351	46,593,787

Total liabilities and shareholders' equity	$49,410,162	$53,911,894

The accompanying notes are an integral part of these statements.

EDEN BIOSCIENCE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31,
	2003	2002
Product sales, net of sales allowances	$846,860	$555,007
Operating expenses:
Cost of goods sold	578,196	692,323
Research and development	1,517,248	2,895,474
Selling, general and administrative	1,665,402	2,681,899

Total operating expenses	3,760,846	6,269,696

Loss from operations	(2,913,986)	(5,714,689)

Other income (expense):
Interest income	93,655	223,135
Interest expense	(3,965)	(13,163)

Total other income	89,690	209,972

Loss before income taxes and cumulative effect of
adoption of SFAS No. 143	(2,824,296)	(5,504,717)
Provision for income taxes	--	--

Loss before cumulative effect of adoption of SFAS No. 143	(2,824,296)	(5,504,717)
Cumulative effect of adoption of SFAS No.143	(63,508)	--

Net loss	$(2,887,804)	$(5,504,717)

Basic and diluted net loss per share:
Loss before cumulative effect of adoption of SFAS No. 143	$(0.12)	$(0.23)
Cumulative effect of adoption of SFAS No. 143	--	--

Net loss	$(0.12)	$(0.23)

Weighted average shares outstanding used to compute net loss per share	24,308,106	24,166,638

Pro forma amounts assuming retroactive application of SFAS No. 143:
Net loss	$(2,824,296)	$(5,512,711)
Basic and diluted net loss per share	$(0.12)	$(0.23)

The accompanying notes are an integral part of these statements.

EDEN BIOSCIENCE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2003	2002
Cash flows from operating activities:
Net loss	$(2,887,804)	$(5,504,717)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	595,362	779,562
Accretion expense	4,967	--
Deferred rent payable	34,323	34,323
Cumulative effect of adoption of SFAS No. 143	63,508	--
Changes in assets and liabilities:
Accounts receivable	(427,101)	(471,558)
Inventory	(57,579)	(239,181)
Other assets	(151,958)	13,508
Accounts payable	(121,116)	(154,616)
Accrued liabilities	(1,639,168)	(1,023,309)
Accrued loss on facility sublease	(40,165)	--
Other long-term liabilities	--	(52,283)

Net cash used in operating activities	(4,626,731)	(6,618,271)

Cash flows from investing activities:
Purchases of property and equipment	(124,997)	(78,650)
Proceeds from disposal of equipment	125,000	--

Net cash provided by (used in) investing activities	3	(78,650)

Cash flows from financing activities:
Reduction in capital lease obligations	(40,927)	(66,577)
Proceeds from issuance of common stock	22,500	--

Net cash used in financing activities	(18,427)	(66,577)

Effect of foreign currency exchange rates on cash and cash equivalents	3,862	(15,247)

Net decrease in cash and cash equivalents	(4,641,293)	(6,778,745)
Cash and cash equivalents at beginning of period	30,729,828	48,327,022

Cash and cash equivalents at end of period	$26,088,535	$41,548,277

Supplemental disclosures:
Cash paid for interest	$3,965	$13,163

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

Basis of Presentation

        The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The balance sheet at December 31, 2002 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These financial statements and notes should be read in conjunction with the financial statements and notes for the year ended December 31, 2002 included in the Company’s Annual Report on Form 10-K, which was filed with the Securities and Exchange Commission on March 27, 2003.

        In the opinion of management, the unaudited condensed consolidated financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to state fairly the financial information set forth therein. Results of operations for the three months ended March 31, 2003 are not necessarily indicative of the results expected for the full fiscal year or for any future period.

Estimates Used in Financial Statement Preparation

        The preparation of financial statements in conformity with generally accepted accounting principles in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Examples include depreciable lives of property and equipment; expense accruals; and provisions for sales allowances, warranty claims, inventory valuation, asset impairments, bad debts and asset retirement obligations. Such estimates and assumptions are based on historical experience, where applicable, and other assumptions. Estimates and assumptions are reviewed periodically and the effects of revisions are reflected in the consolidated financial statements in the period they are determined to be necessary. Actual results could differ from these estimates.

Property and Equipment

        Equipment and leasehold improvements are stated at historical cost. Improvements and replacements are capitalized. Maintenance and repairs are expensed when incurred. The provision for depreciation and amortization is determined using straight-line, units-of-production and accelerated methods, which allocate costs over their estimated useful lives of two to 20 years. Equipment leased under capital leases is depreciated over the shorter of its estimated useful life or lease term, which ranges between three to five years. Leasehold improvements are depreciated over the shorter of their estimated useful lives or lease term, which range between two to ten years.

        On January 1, 2003, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 143, “Accounting for Asset Retirement Obligations,” which provides the accounting requirements for retirement obligations associated with tangible long-lived assets. This statement requires companies to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred.

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

EDEN BIOSCIENCE CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

historical experience and reasonable expectations. Shipping and handling costs related to product sales are paid by the Company and are included in cost of goods sold.

        Sales allowances represent allowances granted to independent distributors for sales and marketing support, product warehousing and delivery and information exchange and are estimated based on the terms of the distribution agreements currently in place. Sales allowances are accrued when the related product sales revenue is recognized and are paid in accordance with the terms of the then-current distributor program agreement. Distributor program agreements expire annually, generally on December 31. Prior to 2003, sales allowances were paid when the distributors sold the product and reported the sales data to the Company, generally on a quarterly basis. The Company expects that sales allowances related to 2003 sales will be paid in early 2004, upon submission by distributors of annual sales data. Gross product sales and sales allowances are as follows:

	Three Months Ended March 31,
	2003	2002
Gross product sales	$761,896	$726,233
Sales allowances	(41,337)	(171,226)
Elimination of previously recorded sales allowance liabilities	126,301	--

Product sales, net of sales allowances	$846,860	$555,007

        Net product sales for the three months ended March 31, 2003 includes the elimination of $126,301 of sales allowance liabilities recognized in prior quarters that will not be paid because of changes in distributor programs implemented in 2003 and actual amounts earned by distributors being less than amounts previously estimated.

Recent Accounting Pronouncements

        SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (effective January 1, 2003), replaces Emerging Issues Task Force (“EITF”) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring).” SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred and states that an entity’s commitment to an exit plan, by itself, does not create a present obligation that meets the definition of a liability. SFAS No. 146 also establishes that fair value is the objective for initial measurement of the liability. The adoption of SFAS No. 146 is not expected to have a material impact on the Company’s consolidated results of operations, financial position or cash flows.

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

	As of March 31,
	2003	2002
Options to purchase common stock	2,830,318	2,421,268
Warrants to purchase common stock	232,217	260,805

Comprehensive Loss

        The following table summarizes the Company’s comprehensive loss for the three months ended March 31, 2003 and 2002:

	Three Months Ended March 31,
	2003	2002
Net loss	$(2,887,804)	$(5,504,717)
Cumulative translation adjustment	(8,132)	(13,073)

Total comprehensive loss	$(2,895,936)	$(5,517,790)

EDEN BIOSCIENCE CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Stock Compensation

        The Company has elected to apply the disclosure-only provisions of SFAS No. 123, “Accounting for Stock-Based Compensation.” Accordingly, the Company accounts for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. The following table illustrates the effect on net income and earnings per share as if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based compensation.

	Three Months Ended March 31,
	2003	2002
Net loss, as reported	$(2,887,804)	$(5,504,717)
Add: Amortization of stock option compensation expense	--	2,535
Deduct: Total stock-based employee compensation expense
under fair value based method	(503,877)	(216,571)

Pro forma net loss	$(3,391,681)	$(5,718,753)

Loss per share:
Basic and diluted - as reported	$(0.12)	$(0.23)

Basic and diluted - pro forma	$(0.14)	$(0.24)

Reclassifications

        Certain reclassifications have been made in prior years’ financial statements to conform to classifications used in the current year.

2. Inventory

        Inventory, at average cost, consists of the following:

	March 31, 2003	December 31, 2002

Raw materials	$862,440	$856,108
Work in process	273,104	291,118
Finished goods	1,056,318	987,962

Total inventory	$2,191,862	$2,135,188

3. Property and Equipment

        Property and equipment, at cost, consist of the following:

	March 31, 2003	December 31, 2002

Equipment	$12,775,138	$12,759,251
Equipment under capital leases	330,406	478,565
Leasehold improvements	11,643,629	11,415,694

	24,749,173	24,653,510
Less accumulated depreciation	(6,834,070)	(6,242,601)

Net property and equipment	$17,915,103	$18,410,909

        The Company recorded depreciation of $595,362 and $777,027 for the three months ended March 31, 2003 and 2002, respectively.

EDEN BIOSCIENCE CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4. Accrued Liabilities

        Accrued liabilities consist of the following:

	March 31, 2003	December 31, 2002

Compensation and benefits	$616,394	$751,540
Research and development field trial expenses	376,957	604,068
Facility costs	248,360	426,889
Warranty	221,628	249,827
Sales allowances and marketing expenses	128,194	1,170,657
Patent costs	122,476	108,526
Deferred revenue	15,827	106,548
Other	186,427	128,284

Total accrued liabilities	$1,916,263	$3,546,339

5. Warranty Liability

        The Company records, at the time revenues are recognized, a liability for warranty claims based on a percentage of sales. The warranty accrual percentage, which has ranged between one and five percent, is reviewed periodically and adjusted as necessary, based on actual experience and future estimations.

        The following table summarizes changes to the Company’s warranty liability during the quarter ended March 31, 2003:

Balance at December 31, 2002	$249,827
Payments and other settlements	(34,881)
Accruals	6,682

Balance at March 31, 2003	$221,628

6. Stock Options and Warrants

        The following table summarizes stock option activity since December 31, 2002:

Number of Options

Balance at December 31, 2002	1,868,452
Options granted	998,000
Options cancelled	(13,634)
Options exercised	(22,500)

Balance at March 31, 2003	2,830,318

        On June 17, 2002, the Company offered to exchange certain outstanding options to purchase shares of its common stock granted to its then-current U.S. employees and officers (other than its Chief Financial Officer and then-Interim President) for new options to be granted under the 2000 Stock Incentive Plan on a date that was at least six months and one day after the date on which the Company cancelled the tendered options. The offer was made pursuant to a tender offer that expired on July 17, 2002. Employees who participated in the offer were required to tender all stock options granted to them in October and November 2001, other than any options that may have been granted during that period expressly in connection with a promotion, with an exercise price of $7.00 per share for cancellation without replacement. On July 17, 2002, options to purchase 788,900 shares of the Company’s common stock (representing approximately 56% of the shares subject to options eligible for participation in the offer) were tendered for cancellation, of which options to purchase 584,200 shares were tendered for exchange and options to purchase 204,700 shares were tendered for cancellation without replacement. On January 21, 2003, the Company granted new options to purchase 558,700 shares of its common stock. Each new option has an exercise price of $1.64 per share (the fair market value of the Company’s common stock on the date of grant) and vests over four years at a rate of 25% on each anniversary of the vesting start date of the tendered option that it replaced.

EDEN BIOSCIENCE CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        As of March 31, 2003, the Company had warrants outstanding to purchase 232,217 shares of its common stock. No warrants to purchase shares of the Company’s common stock were issued during the three-month period ended March 31, 2003.

7. Major Customers

        Net product sales revenue resulted from sales to 11 distributors for the three months ended March 31, 2003 and sales to seven distributors for the three months ended March 31, 2002. Net product sales to the following distributors accounted for more than ten percent of net revenues for the periods indicated:

	Three Months Ended March 31,
	2003	2002
Independent Ag Professionals	$149,884	$--
United Agri Products	146,981	123,173
Fruit Growers Supply Company	97,988	--
Ag Rx, Inc.	--	142,594
Western Farm Service, Inc.	--	92,138
Montgomery Farmers Co-op	--	57,375

8. Restructuring Charges and Other Costs

        In the quarters ended June 30 and December 31, 2002, the Company recorded aggregate restructuring costs of $534,769 for severance and other costs associated with workforce reductions that occurred during those periods. No such restructuring costs were recorded during the quarters ended March 31, 2003 and 2002. Although the Company’s restructuring plans were executed by the end of 2002, payment of certain restructuring liabilities will continue through the second quarter of 2003. Payments totaling $39,757 were made during the quarter ended March 31, 2003, leaving a balance of $16,777 as of that date.

9. Asset Retirement Obligation

        As of January 1, 2003, the Company adopted SFAS No. 143, “Accounting for Asset Retirement Obligations,” by recording an asset and liability in the amount of $129,093 related to asset retirement obligations the Company has at the expiration or earlier termination of its manufacturing facility lease. The lease expires on December 31, 2006, at which time the Company may extend the lease for three additional years. The Company has not restricted any assets for purposes of settling this asset retirement obligation. As of January 1, 2003, the Company also recorded a $63,508 charge for the cumulative effect of adopting SFAS No. 143, which consists of cumulative accretion of $34,821 and depreciation of $28,687 related to periods prior to January 1, 2003. Following is a reconciliation of the beginning and ending aggregate carrying value of the asset retirement obligation liability:

Initial measurement of obligation	$129,093
Accretion for periods prior to January 1, 2003	34,821
Accretion expense for the three months ended March 31, 2003	4,967

Balance at March 31, 2003	$168,881

        Pro forma net losses for the years ended December 31, 2002 and 2001, assuming retroactive application of SFAS No. 143, would be as follows:

	Year Ended December 31,
	2002	2001
Net loss, as reported	$(23,505,567)	$(23,714,967)
Accretion and depreciation expense	(30,716)	(32,716)

Pro forma net loss, assuming retroactive application of SFAS No. 143	$(23,536,283)	$(23,747,683)

        The pro forma balance of the asset retirement obligation liability, assuming that SFAS No. 143 had been adopted prior to the quarter ended March 31, 2002 (the earliest period presented), would be $163,913 at December 31, 2002, $149,873 at March 31, 2002 and $145,465 at December 31, 2001.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

        This discussion and analysis should be read in conjunction with our unaudited condensed consolidated financial statements and accompanying notes thereto included in this report and with our 2002 audited financial statements and notes thereto included in our Annual Report on Form 10-K, which was filed with the Securities and Exchange Commission on March 27, 2003.

        This Quarterly Report on Form 10-Q contains forward-looking statements that involve risks and uncertainties, such as statements of our plans, objectives, expectations and intentions. We use words such as “anticipate,” “believe,” “expect,” “future” and “intend,” the negative of these terms and similar expressions to identify forward-looking statements. However, these words are not the exclusive means of identifying such statements. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances are forward-looking statements. Our actual results could differ materially from those anticipated in these forward-looking statements for many reasons, including the factors described below and under the caption “Factors That May Affect Our Business, Future Operating Results and Financial Condition” set forth at the end of this Item 2. You should not place undue reliance on these forward-looking statements, which apply only as of the date of this report. The cautionary statements made in this report apply to all forward-looking statements wherever they appear in this report. We undertake no obligation to publicly release any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

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

        We have incurred significant operating losses since inception. We incurred net losses of $23.5 million in 2002 and $23.7 million in 2001. As of March 31, 2003, we had an accumulated deficit of $88.7 million. We incurred net losses of $2.9 million and $5.5 million for the quarters ended March 31, 2003 and 2002, respectively. Total operating expenses were $3.8 million for the three months ended March 31, 2003, a decrease of $2.5 million from $6.3 million in the quarter ended March 31, 2002. We expect to incur additional net losses as we proceed with the commercialization of Messenger and the development of new products and technologies.

Results of Operations

Three Months Ended March 31, 2003 and 2002

Revenues

        We generated our first product sales revenue in August 2000. Product sales revenue to date has resulted from sales of Messenger, our only product, primarily to distributors in the United States. Revenues from product sales are recognized when (a) the product is delivered to independent distributors, (b) we have satisfied all of our significant obligations and (c) any acceptance provisions or other contingencies have been satisfied. We do not offer price protection or product return rights. Product sales revenue is reported net of applicable sales allowances, as follows:

	Three Months Ended March 31,
	2003	2002
Gross product sales	$761,896	$726,233
Sales allowances	(41,337)	(171,226)
Elimination of previously recorded sales allowance liabilities	126,301	--

Product sales, net of sales allowances	$846,860	$555,007

        Gross product sales revenue for the first quarter of 2003 was $762,000, an increase of $36,000 (5%) from $726,000 in the comparable quarter of 2002. Sales in the first three months of 2003 were made primarily to 11 distributors, three of which accounted for an aggregate of 47% of net product sales revenue. Sales in the first quarter of 2002 were made to seven distributors, four of which accounted for an aggregate of 75% of net product sales revenue. Sales in the quarters ended March 31, 2003 and 2002 continued to be negatively impacted by high levels of inventory held by distributors, the continuing challenges of commercializing a fundamentally new technology and product and the lagging U.S. economy. We expect these conditions to continue at least for the remainder of this year, which we expect will adversely impact sales of Messenger and our commercialization efforts.

        Foreign sales to customers in Europe and Central America totaled $20,000 in the three months ended March 31, 2003, or 2% of net product sales revenue for the quarter. No foreign sales were recorded in the three months ended March 31, 2002. We do not expect foreign sales to be significant in 2003.

        Based on information received from distributors, we estimate that inventory held by distributors at March 31, 2003 is high, at approximately 685,000 ounces. We do not expect distributors that hold significant inventories of Messenger to place additional orders for Messenger until their current inventories are reduced and, therefore, we expect sales to distributors in the second quarter of this year to be minor. One of our primary objectives in 2003 is to continue working with distributors to significantly reduce their inventories of Messenger.

        In February 2003, we negotiated with one of our distributors a compromise settlement whereby we paid $250,000 to settle unpaid accrued sales allowances and an uncollected account receivable. As part of the settlement agreement and mutual release, we accepted approximately 232,000 ounces of Messenger from that distributor. As a result of this settlement, the estimated amount of Messenger in distributors’ inventories was reduced by approximately 232,000 ounces from the December 31, 2002 estimate. We do not anticipate entering into any additional such agreements.

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

Sales Allowances

        Sales allowances represent allowances granted to independent distributors for sales and marketing support, product warehousing and delivery and information exchange and are estimated based on the terms of the distribution agreements. Sales allowances are accrued when the related product sales revenue is recognized and are paid in accordance with the terms of the then-current distributor program agreement. Distributor program agreements expire annually, generally on December 31. Prior to 2003, sales allowances were paid when the distributors sold the product and reported the sales data to the Company, generally on a quarterly basis. Previously accrued sales allowances totaling approximately $546,000 related to Messenger inventory held by distributors at December 31, 2002 were paid in the first quarter of 2003. We expect that sales allowances related to 2003 sales will be paid in early 2004, upon submission by distributors of annual sales data.

        Beginning in 2003, we made several changes to our distributor program. We reduced both the cost of Messenger to our distributors and the sales allowance they will receive, thereby lowering the necessary working capital investment by distributors who maintain inventories of Messenger. As a result of these changes, sales allowances related to gross sales during the quarter ended March 31, 2003 totaled $41,000 (5% of gross product sales), compared to $171,000 (24% of gross product sales) in the comparable quarter of 2002. We expect 2003 sales allowances to average approximately 5% of gross product sales. Also, estimated sales allowance liabilities recognized in prior quarters totaling $126,000 will not be paid because of changes in distributor programs implemented in 2003 and actual amounts earned by distributors being less than amounts previously estimated.

Cost of Goods Sold

        Cost of goods sold consists primarily of the cost of Messenger sold to distributors, idle capacity charges and the cost of Messenger used for promotional purposes. Cost of goods sold was $578,000 in the first quarter of 2003, compared to $692,000 in the first quarter of 2002. This reduction resulted primarily from a reduction in Messenger used for promotional purposes, which was $141,000 (98%) less in the first quarter of 2003 than in the same period in 2002. We expect to continue incurring idle capacity charges in the future and intend to continue taking steps to minimize such costs.

Research and Development Expenses

        Research and development expenses consist primarily of personnel, field trial, laboratory, regulatory, patent and facility expenses. Research and development expenses decreased $1.4 million (48%) from $2.9 million in the first quarter of 2002 to $1.5 million in the same quarter of this year. This decrease was primarily due to lower spending on personnel costs, field trials, facility costs (including depreciation) and travel. Compared to the fourth quarter of 2002, company-wide research and development costs in the first quarter of 2003 were lower by 29%.

Selling, General and Administrative Expenses

        Selling, general and administrative expenses consist of payroll and related expenses for sales and marketing, executive and administrative personnel; advertising, marketing and professional fees; and other corporate expenses. Selling, general and administrative expenses decreased $1.0 million (37%) from $2.7 million in the first quarter of 2002 to $1.7 million in the same quarter of 2003. The majority of this decrease occurred in the United States and resulted primarily from reductions in advertising and marketing, travel and personnel costs. Compared to the fourth quarter of 2002, company-wide selling, general and administrative costs in the first quarter of this year were lower by 17%.

        In April 2003, we subleased approximately 7,300 square feet of additional office space in our headquarters in Bothell, Washington. Due to declines in the real estate market, the rent we will receive is less than the rent we will pay on the subleased space. As a result, we recorded a $235,000 loss on the sublease in April 2003.

Interest Income

        Interest income consists of earnings on our cash and cash equivalents. Interest income decreased $129,000 (58%) from $223,000 in the first quarter of 2002 to $94,000 in the same quarter of this year. This decrease was due primarily to significantly lower average cash balances available for investment in the current year and interest rate reductions that occurred in the past year.

Interest Expense

        Interest expense consists of interest we pay on capital leases used to finance certain equipment purchases. Interest expense decreased $9,000 (69%) from $13,000 in the first quarter of 2002 to $4,000 in the same quarter of this year. This decrease was due to reduced leasing activity and lower average principal balances as we pay down our existing capital lease obligations.

Income Taxes

        We have generated a net loss from operations in each period since we began doing business. As of December 31, 2002, we had accumulated approximately $76.7 million of net operating loss carryforwards for federal income tax purposes. These carryforwards expire between 2009 and 2022. Our foreign tax net operating loss carryforwards totaled $6.7 million at December 31, 2002 and expire in 2006 and 2007. The annual use of these net operating loss carryforwards may be limited in the event of a cumulative change in ownership of more than 50%.

Liquidity and Capital Resources

        At March 31, 2003, our cash and cash equivalents totaled $26.1 million, a decrease of $4.6 million from the balance at December 31, 2002. Prior to October 2000, we financed our operations primarily through the private sale of our equity securities, resulting in net proceeds of approximately $36.5 million through September 30, 2000. In October 2000, we received approximately $91.5 million in net proceeds from the initial public offering of 6,670,000 shares of our common stock. To a lesser extent, we have financed our equipment purchases through lease financings.

        Net cash used in operations decreased $2.0 million (30%) from $6.6 million in the first three months of 2002 to $4.6 million in the same period of 2003. Net cash used in operations in the first three months of 2003 resulted primarily from a net loss of $2.3 million, after adding back depreciation expense of $595,000, payment of accrued sales allowances and field trials totaling $1.2 million and fluctuations in various asset and liability balances totaling $1.1 million. We expect that net cash used in operations will continue to be significant.

        Net cash used in investing activities decreased $79,000 (100%) in the first three months of 2003 compared to the same period in 2002, due primarily to proceeds from the disposal of equipment. Net cash used in financing activities decreased $49,000 (73%) from $67,000 in the first three months of 2002 to $18,000 in the same period of 2003. The primary use of funds in 2003 was to pay down principal on our outstanding capital leases, offset by proceeds of $23,000 from the exercise of options to purchase shares of our common stock.

        We conduct our operations in three primary functional currencies: the U.S. dollar, the European Union euro and the Mexican peso. Historically, neither fluctuations in foreign exchange rates nor changes in foreign economic conditions have had a significant impact on our financial condition or results of operations. We currently do not hedge our foreign currency exposures and are therefore subject to the risk of exchange rate fluctuations. We may invoice our international customers in U.S. dollars, euros and Mexican pesos, as the case may be. We are exposed to foreign exchange rate fluctuations as the financial results of foreign subsidiaries are translated into U.S. dollars in consolidation. Foreign exchange rate fluctuations did not have a material impact on our financial results in the three-month periods ended March 31, 2003 or 2002.

        The following are our contractual obligations as of March 31, 2003:

	Payments Due by Period
	(in thousands)

	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years

Capital lease obligations, including interest	$92	$66	$26	$--	$--
Operating leases	13,097	1,860	3,748	3,141	4,348

Total contractual cash obligations	$13,189	$1,926	$3,774	$3,141	$4,348

        Our operating expenditures have been significant since inception. We currently anticipate that our operating expenses will significantly exceed net product sales and that net losses and working capital requirements will consume a material amount of our cash resources. If net product sales do not significantly increase in the near term, we will have to reduce our operating expenses. Our future capital requirements will depend on the success of our operations. We believe that the balance of our cash and cash equivalents at March 31, 2003 will be sufficient to meet our anticipated cash needs for net losses, working capital and capital expenditures for at least the next 15 months.

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

Critical Accounting Policies, Estimates and Judgments

        Our critical accounting policies are more fully described in Note 1 to our consolidated financial statements included in our most recent Annual Report on Form 10-K, which was filed with the Securities and Exchange Commission on March 27, 2003. Certain of our accounting policies require the application of significant judgment by management in selecting the appropriate assumptions for calculating financial estimates. By their nature, these judgments are subject to an inherent degree of uncertainty. These judgments are based on historical experience, terms of existing contracts, commonly accepted industry practices, information provided by our customers and other assumptions that we believe are reasonable under the circumstances. Our estimates and assumptions are reviewed periodically and the effects of revisions are reflected in the consolidated financial statements in the period they are determined to be necessary. Actual results may differ from these estimates under different assumptions or conditions. Our critical accounting policies and estimates include:

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

        Sales allowances represent allowances granted to independent distributors for sales and marketing support, product warehousing and delivery and information exchange and are based on the terms of the distribution agreements. Sales allowances are accrued when the related product sales revenue is recognized and are paid in accordance with the terms of the then-current distributor program agreement. Distributor program agreements expire annually, generally on December 31. Prior to 2003, sales allowances were paid when the distributors sold the product and reported the sales data to us, generally on a quarterly basis. Sales allowances related to 2003 sales will be paid in early 2004, upon submission by distributors of annual sales data.

        We also record, at the time revenue is recognized, an allowance for warranty claims based on a percentage of sales. The warranty accrual percentage, which has ranged between one and five percent, is reviewed periodically and adjusted as necessary, based on our experience and future estimations.

Accounts Receivable and Allowance for Doubtful Accounts

        Accounts receivable balances are reported net of related sales allowances. In determining the adequacy of the allowance for doubtful accounts, we consider a number of factors, including the aging of the accounts receivable portfolio, customer payment trends, the financial condition of our customers, historical bad debts and current economic trends. Based upon our analysis of outstanding net accounts receivable at March 31, 2003, no allowance for doubtful accounts was recorded.

Inventory

        Our inventory is valued at the lower of cost or market on an average cost basis. We regularly review inventory balances to determine whether a write-down is necessary. We consider various factors in making this determination, including recent sales history and predicted trends, industry market conditions, general economic conditions, the age of our inventory and recent quality control data. We recorded inventory cost reductions and write-offs totaling approximately $10,000 in the quarter ended March 31, 2003.

Valuation of Property and Equipment

        We periodically review the carrying values of our property and equipment to determine whether such assets have been impaired. An impairment loss must be recorded pursuant to Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” when the undiscounted net cash flows to be realized from the use of such assets are less than their carrying value. The determination of undiscounted net cash flows requires us to make many estimates, projections and assumptions, including the lives of the assets, future sales and expense levels, additional capital investments or expenditures necessary to maintain the assets, industry market trends and general and industry economic conditions. During 2002, we wrote off $1.0 million of leasehold improvements and equipment directly related to approximately 34,300 square feet of laboratory and office space subleased to another company. Based upon our analysis of net cash flows to be realized from our investments in property and equipment at March 31, 2003, no additional impairment loss was recorded. Changes in the factors listed above or other factors could result in significantly different cash flow estimates and an impairment charge.

Loss on Facility Sublease

        In December 2002, we entered into an agreement to sublease to another company 34,302 square feet of laboratory and office space. In determining the loss on this facility sublease, we considered a number of factors, including the financial condition of the subtenant, the subtenant’s investment in improvements and security deposit. Based on our analysis, we estimate that all rents will be collected and that the subtenant will exercise the three-year extension option. Changes in the factors above or other factors could result in a significant increase in the loss.

Recent Accounting Pronouncements

        SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (effective January 1, 2003), replaces Emerging Issues Task Force (“EITF”) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring).” SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred and states that a company’s commitment to an exit plan, by itself, does not create a present obligation that meets the definition of a liability. SFAS No. 146 also establishes that fair value is the objective for initial measurement of the liability. The adoption of SFAS No. 146 is not expected to have a material impact on our consolidated results of operations, financial position or cash flows.

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

        The markets for Messenger and other harpin-based products we may develop are unproven. Messenger has not gained, and may not gain, commercial acceptance or success. If we are unable to successfully achieve broad market acceptance of Messenger, we may not be able to generate enough product revenues in the future to achieve profitability. A variety of factors will determine the success of our market development and commercialization efforts and the rate and extent of market acceptance of Messenger, including our ability to implement and maintain an appropriate pricing policy for Messenger, general economic conditions in agricultural markets, including commodity prices, climatic conditions and the extent that growers, regulatory authorities and the public accept new agricultural practices and products developed through biotechnology.

We have experienced limited grower usage of Messenger, and independent distributors hold significant inventories of Messenger.

        Based on information received from distributors, we estimate that distributors sold 66,000 ounces of Messenger in 2000, 596,000 ounces in 2001, 684,000 ounces in 2002 and 158,000 ounces during the first three months of 2003. We estimate that inventory held by distributors is high, at approximately 685,000 ounces at March 31, 2003. We do not expect distributors that hold significant inventories of Messenger to place additional orders for Messenger until their current inventories are reduced, which will adversely affect our sales and results of operations.

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

        We have incurred operating losses in each quarter since inception and we expect to continue to incur further operating losses for the foreseeable future. From our inception in July 1994 to March 31, 2003, we have accumulated a deficit of $88.7 million. For the years ended December 31, 2002, 2001 and 2000, we had net losses of $23.5 million, $23.7 million and $15.7 million, respectively. For the three months ended March 31, 2003 we had a net loss of $2.9 million. To date, our revenues have been limited. We expect our future revenues to come primarily from the sale of Messenger, and these sales are highly uncertain. For example, there were no sales of Messenger in the fourth quarter of 2001, annual net sales decreased from $3.5 million in 2001 to $1.9 million in 2002 and we expect sales in the second quarter of 2003 to be minor.

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

        If net product sales do not significantly increase in the near term, we will have to reduce our operating expenses. Our future capital requirements will depend on the success of our operations. We believe that the balance of our cash and cash equivalents at March 31, 2003 will be sufficient to meet our anticipated cash needs for net losses, working capital and capital expenditures for at least the next 15 months.

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

        Due to the age of Messenger inventory, we have begun limited re-testing of Messenger samples produced in 2000 and 2001. Results of limited re-testing of 2000 and 2001 production indicates that a portion of this material may have degraded below our quality control standards and we have recorded inventory cost reductions and write-

offs totaling $193,000 in 2002. If our re-testing program indicates that additional material has degraded below our quality control standards, we may have to record additional inventory write-downs and may replace any such product held by distributors or growers, which could adversely impact the market acceptance of Messenger or our results of operations.

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

        Three distributors accounted for an aggregate of 47% of our net revenue in the three months ended March 31, 2003. Independent Ag Professionals accounted for $150,000 (18%), United Agri Products accounted for $147,000 (17%) and Fruit Grower Supply accounted for $98,000 (12%) of net sales revenue for the three months ended March 31, 2003. Two of our distributors accounted for an aggregate of 21% of our net sales revenue in all of 2002. Helena Chemical Company accounted for $214,000 (11%) of our net sales revenue and AG Rx, Inc., accounted for $193,000 (10%) of our net sales revenue. If either of these distributors, or any other distributor which purchases a significant amount of our products, were to discontinue purchasing Messenger at any time, our sales would be adversely affected. In addition, the failure of any of these distributors, or of any other distributor to which we extend a significant amount of credit, to pay its account, now or in the future, may harm our operating results.

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

        We are also required to obtain regulatory approval from certain state and foreign regulatory authorities before we market Messenger in those jurisdictions. Some of these jurisdictions may apply different criteria than the EPA in connection with their approval processes. Although we are authorized to sell Messenger in 48 states on virtually all crops for crop production and disease management, and in California on citrus and tomato for yield enhancement and on strawberries, grapes and fruiting vegetables, such as tomatoes and peppers, for disease management, we have not received approval for Messenger in Colorado or for use on other crops in California. We have also received authorization to sell Messenger or are exempt from formal authorization requirements in at least 26 foreign countries, including China, Germany, Mexico and six Central American countries. Our registration in China is temporary and limited to the sale of Messenger for use on tomatoes, peppers, tobacco and rapeseed.

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

        Our registration to sell Messenger in California for use on strawberries for disease management is conditioned on the requirement that we submit data from several additional studies within various required timeframes ending on March 31, 2003. We have submitted additional data and are currently awaiting a response. Our California registration for use on citrus and tomato for yield enhancement, granted in March 2003, is conditioned on the requirement that we submit data from several additional studies within various required timeframes ending on December 31, 2005. There are no conditions on our registration to sell Messenger in California for use on fruiting vegetables and grapes for disease management. As required by the California registration for use on strawberries, we submitted the results of six additional strawberry field trials in December 2001, other information in March 2002 and the results of another six strawberry field trials in July 2002. We expect to submit additional information to the California Department of Pesticide Regulation (the “CDPR”) at various times in 2003, in accordance with the conditions of our strawberry registration and ongoing discussions with the CDPR. We expect to submit the results of additional citrus and tomato field trials at various required timeframes, through 2005, in accordance with our registration. If we are unable to conduct the studies required by the CDPR in a timely manner, or if the results of the studies are unacceptable to the CDPR, they may not allow the continued use of Messenger in California on strawberries, citrus or tomatoes or they may impose limitations on this use of Messenger, which could have a negative impact on our sales. Because EPA and state approvals are required for commercial sales of Messenger, the loss of any of these approvals for any reason would prevent further sales of Messenger in the affected state or nationwide.

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

        Claims that the output of genetically modified plants is unsafe for consumption or that these plants pose a danger to the environment have led to public concerns and negative attitudes about genetically modified crops, particularly in Europe. We intend to distinguish Messenger and other topically applied harpin technologies from genetically modified plants and products. Messenger is topically applied and does not modify the plant’s DNA. If the public or our customers perceive Messenger as a product that genetically modifies plants, market acceptance and registration of Messenger could be delayed, impaired or limited in countries with strong political resistance to genetically modified plants.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

        We do not currently hold any derivative instruments, and we do not engage in hedging activities. Also, we do not have any outstanding variable-rate debt and currently do not enter into any material transactions denominated in foreign currency. Because of the relatively short-term average maturity of our investment funds, such investments are sensitive to interest rate movements. Therefore, our direct exposure to interest rate and foreign exchange rate fluctuation is currently not material to our results of operations. We believe that the market risk arising from the financial instruments we hold is not material.

Item 4. Controls and Procedures

        Within the 90 days prior to the date of this report, we carried out an evaluation, under the supervision and with the participation of management, including our President and Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-14(c) under the Securities Exchange Act of 1934). Based upon that evaluation, our President and Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures are effective. There have been no significant changes in our internal controls or in other factors which could significantly affect internal controls subsequent to the date we carried out our evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

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

        To date, of the net offering proceeds, we have used approximately $18.5 million to expand and enhance our manufacturing, research and development and administration facilities, and approximately $47.9 million for working capital and general corporate purposes. The remaining portion of the net offering proceeds has been invested in cash equivalent investments. Our use of the proceeds from the offering does not represent a material change in the use of proceeds described in the prospectus included as part of the Registration Statement.

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

EDEN BIOSCIENCE CORPORATION

Date: May 9, 2003

	By:	/s/ Rhett R. Atkins

Rhett R. Atkins President and Chief Executive Officer

By:	/s/ Bradley S. Powell

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

5.     The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)     all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)     any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.     The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 9, 2003

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

5.     The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)     all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)     any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.     The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 9, 2003

/s/ Bradley S. Powell

Bradley S. Powell Vice President of Finance, Chief Financial Officer and Secretary