Form 10-Q
period 2003-06-30
EDEN BIOSCIENCE CORP
filed 2003-08-06
CIK 930095

UNITED STATES SECURITIES AND
EXCHANGE COMMISSION
Washington, D.C. 20549

_________________

FORM 10-Q

_________________

(Mark One)
[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended June 30, 2003

or

[ ]	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from ____________ to ____________ .

Commission File Number 0-31499

EDEN Bioscience Corporation

(Exact name of registrant as specified in its charter)

Washington (State or other jurisdiction of incorporation or organization)	91-1649604 (IRS Employer Identification No.)

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

State the number of shares outstanding of each of the registrant’s classes of common equity, as of the latest practicable date:

Class Common Stock, $.0025 Par Value	Outstanding as of August 1, 2003 24,354,322

EDEN Bioscience Corporation

PART I — FINANCIAL INFORMATION

Item 1. Unaudited Financial Statements

EDEN BIOSCIENCE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

ASSETS
	June 30, 2003	December 31, 2002

Current assets:
Cash and cash equivalents	$23,786,169	$30,729,828
Accounts receivable	469,799	218,529
Inventory	2,123,900	2,216,420
Other current assets	625,178	770,136

Total current assets	27,005,046	33,934,913
Property and equipment, net	17,281,685	18,410,909
Other assets	1,640,047	1,647,304

Total assets	$45,926,778	$53,993,126

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$298,859	$361,801
Accrued liabilities	1,545,774	3,627,571
Current portion of accrued loss on facility subleases	362,175	292,482
Current portion of capital lease obligations	31,384	95,426

Total current liabilities	2,238,192	4,377,280
Accrued loss on facility subleases, net of current portion	2,595,943	2,613,651
Capital lease obligations, net of current portion	19,888	29,592
Other long-term liabilities	621,461	378,816

Total liabilities	5,475,484	7,399,339

Commitments and contingencies

Shareholders' equity:
Preferred stock, $.01 par value, 10,000,000 shares authorized; no shares
issued and outstanding at June 30, 2003 and December 31, 2002	--	--
Common stock, $.0025 par value, 100,000,000 shares authorized; issued and outstanding shares - 24,354,322 shares at June 30, 2003;
24,307,495 shares at December 31, 2002	60,886	60,769
Additional paid-in capital	132,513,643	132,466,906
Cumulative translation adjustment	(82,829)	(78,842)
Accumulated deficit	(92,040,406)	(85,855,046)

Total shareholders' equity	40,451,294	46,593,787

Total liabilities and shareholders' equity	$45,926,778	$53,993,126

The accompanying notes are an integral part of these statements.

EDEN BIOSCIENCE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Product sales, net of sales allowances	$548,664	$1,072,529	$1,395,524	$1,627,536

Operating expenses:
Cost of goods sold	627,799	1,040,978	1,205,995	1,733,301
Research and development	1,513,158	2,725,949	3,030,406	5,621,423
Selling, general and administrative	1,780,301	2,194,511	3,445,703	4,876,410

Total operating expenses	3,921,258	5,961,438	7,682,104	12,231,134

Loss from operations	(3,372,594)	(4,888,909)	(6,286,580)	(10,603,598)

Other income (expense):
Interest income	77,796	189,512	171,451	412,647
Interest expense	(2,758)	(10,287)	(6,723)	(23,450)

Total other income	75,038	179,225	164,728	389,197

Loss before income taxes and
cumulative effect of adoption of
SFAS No. 143	(3,297,556)	(4,709,684)	(6,121,852)	(10,214,401)
Provision for income taxes	--	--	--	--

Loss before cumulative effect of
adoption of SFAS No. 143	(3,297,556)	(4,709,684)	(6,121,852)	(10,214,401)
Cumulative effect of adoption of
SFAS No. 143	--	--	(63,508)	--

Net loss	$(3,297,556)	$(4,709,684)	$(6,185,360)	$(10,214,401)

Basic and diluted net loss per share:
Loss before cumulative effect of
adoption of SFAS No. 143	$(0.14)	$(0.19)	$(0.25)	$(0.42)
Cumulative effect of adoption of
SFAS No. 143	--	--	--	--

Net loss	$(0.14)	$(0.19)	$(0.25)	$(0.42)

Weighted average shares outstanding used
to compute net loss per share	24,341,374	24,237,987	24,324,832	24,202,510

Pro forma amounts assuming retroactive
application of SFAS No. 143:
Net loss	$(3,297,556)	$(4,717,811)	$(6,121,852)	$(10,230,522)
Basic and diluted net loss per share	$(0.14)	$(0.19)	$(0.25)	$(0.42)

The accompanying notes are an integral part of these statements.

EDEN BIOSCIENCE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Unaudited

	Six Months Ended June 30,
	2003	2002
Cash flows from operating activities:
Net loss	$(6,185,360)	$(10,214,401)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	1,160,069	1,304,117
Amortization of stock option compensation expense	--	5,070
Loss on disposal of fixed assets	63,731	3,607
Deferred rent payable	67,496	68,646
Accretion expense	10,085	--
Cumulative effect of adoption of SFAS No. 143	63,508	--
Changes in assets and liabilities:
Accounts receivable	(248,066)	(564,871)
Inventory	99,001	116,646
Other assets	153,754	105,514
Accounts payable	(64,792)	(685,334)
Accrued liabilities	(2,102,650)	(623,834)
Accrued loss on facility subleases	51,985	--

Net cash used in operating activities	(6,931,239)	(10,484,840)

Cash flows from investing activities:
Purchases of property and equipment	(194,899)	(112,467)
Proceeds from disposal of equipment	200,487	3,600

Net cash provided by (used in) investing activities	5,588	(108,867)

Cash flows from financing activities:
Reduction in capital lease obligations	(73,746)	(124,771)
Proceeds from issuance of common stock	46,854	74,315

Net cash used in financing activities	(26,892)	(50,456)

Effect of foreign currency exchange rates on cash and cash equivalents	8,884	15,799

Net decrease in cash and cash equivalents	(6,943,659)	(10,628,364)
Cash and cash equivalents at beginning of period	30,729,828	48,327,022

Cash and cash equivalents at end of period	$23,786,169	$37,698,658

Supplemental disclosures:
Cash paid for interest	$6,723	$23,450
Depreciation charges capitalized into inventory	--	208,223

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

        In the opinion of management, the unaudited condensed consolidated financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to state fairly the financial information set forth therein. Results of operations for the three months and six months ended June 30, 2003 are not necessarily indicative of the results expected for the full fiscal year or for any future period.

Estimates Used in Financial Statement Preparation

        The preparation of financial statements in conformity with generally accepted accounting principles in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Examples include depreciable lives of property and equipment, expense accruals and provisions for sales allowances, warranty claims, inventory valuation, asset impairments, bad debts and asset retirement obligations. Such estimates and assumptions are based on historical experience, where applicable, and other assumptions. Estimates and assumptions are reviewed periodically and the effects of revisions are reflected in the consolidated financial statements in the period they are determined to be necessary. Actual results could differ from these estimates.

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

Revenue

        The Company recognizes revenue from product sales, net of sales allowances, when product is shipped to its distributors and all significant obligations of the Company have been satisfied, unless acceptance provisions or other contingencies exist. If acceptance provisions or contingencies exist, revenue is deferred and recognized later if such provisions or contingencies are satisfied. Distributors do not have price protection or product-return rights. Accounts receivable are presented net of sales allowances. The Company provides an allowance for warranty claims based on historical experience, product quality testing and future expectations. Shipping and handling costs related to product sales that are paid by the Company are included in cost of goods sold.

        Sales allowances represent allowances granted to independent distributors for sales and marketing support, product warehousing and delivery and information exchange and are estimated based on the terms of the distribution agreements currently in place. Sales allowances are accrued when the related product sales are recognized and are paid in accordance with the terms of the then-current distributor program agreements. Distributor program agreements expire annually, generally on December 31. Prior to 2003, sales allowances were paid when the distributors sold the product and reported the sales data to the Company, generally on a quarterly basis. The Company expects that sales allowances related to 2003 sales will be paid when earned in 2003 and early 2004, upon submission by distributors of annual sales data. Gross product sales and sales allowances are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Gross product sales	$567,990	$1,374,688	$1,329,886	$2,100,921
Sales allowances	(19,326)	(302,159)	(60,663)	(473,385)
Elimination of previously recorded
sales allowance liabilities	--	--	126,301	--

Product sales, net of sales allowances	$548,664	$1,072,529	$1,395,524	$1,627,536

        Net product sales for the six months ended June 30, 2003 includes the elimination of $126,301 of sales allowance liabilities recognized in prior quarters that will not be paid because of changes in distributor programs implemented in 2003 and actual amounts earned by distributors being less than amounts previously estimated.

Recent Accounting Pronouncements

        SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (effective January 1, 2003), replaces Emerging Issues Task Force Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring).” SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred and states that an entity’s commitment to an exit plan, by itself, does not create a present obligation that meets the definition of a liability. SFAS No. 146 also establishes that fair value is the objective for initial measurement of the liability. The adoption of SFAS No. 146 is not expected to have a material impact on the Company’s consolidated results of operations, financial position or cash flows.

        In November 2002, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 45 (“FIN 45”), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others, an interpretation of FASB Statements No. 5, 57 and 107 and a rescission of FASB Interpretation No. 34.” FIN 45 elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees issued. FIN 45 also clarifies that a guarantor is required to recognize, at inception of a guarantee, a liability for the fair value of the obligation undertaken. The initial recognition and measurement provisions of FIN 45 are applicable to guarantees issued or modified after December 31, 2002. The disclosure requirements are effective for financial statements of interim and annual periods ending after December 15, 2002. The disclosure modifications required for interim and annual periods ending after December 15, 2002 are included in the notes to these unaudited condensed consolidated financial statements.

        In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure, an Amendment of FASB Statement No. 123.” SFAS No. 148 amends FASB Statement No. 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of Statement No. 123 to require more prominent disclosures in both annual and interim financial statements. Certain of the disclosure modifications are required for fiscal years ending after December 15, 2002 and are included in the notes to these unaudited condensed consolidated financial statements.

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

	As of June 30,
	2003	2002
Options to purchase common stock	2,568,846	2,954,496
Warrants to purchase common stock	232,217	260,805

Comprehensive Loss

        The following table summarizes the Company’s comprehensive loss:

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Net loss	$(3,297,556)	$(4,709,684)	$(6,185,360)	$(10,214,401)
Cumulative translation adjustment	4,145	2,517	(3,987)	(10,556)

Total comprehensive loss	$(3,293,411)	$(4,707,167)	$(6,189,347)	$(10,224,957)

Stock Compensation

        The Company has elected to apply the disclosure-only provisions of SFAS No. 123, “Accounting for Stock-Based Compensation.” Accordingly, the Company accounts for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. The following table illustrates the effect on net loss and loss per share as if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based compensation.

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Net loss, as reported	$(3,297,556)	$(4,709,684)	$(6,185,360)	$(10,214,401)
Add: Amortization of stock option
compensation expense	--	2,535	--	5,070
Deduct: Total stock-based employee
compensation expense under fair value
based method	(285,741)	(397,535)	(862,618)	(888,479)

Pro forma net loss	$(3,583,297)	$(5,104,684)	$(7,047,978)	$(11,097,810)

Loss per share:
Basic and diluted - as reported	$(0.14)	$(0.19)	$(0.25)	$(0.42)

Basic and diluted - pro forma	$(0.15)	$(0.21)	$(0.29)	$(0.46)

Reclassifications

        Certain reclassifications have been made in prior years’ financial statements to conform to classifications used in the current year.

2. Inventory

        Inventory, at average cost, consists of the following:

	June 30, 2003	December 31, 2002
Raw materials	$872,425	$856,108
Work in process	265,611	291,118
Finished goods	985,864	1,069,194

Total inventory	$2,123,900	$2,216,420

3. Property and Equipment

        Property and equipment, at cost, consists of the following:

	June 30, 2003	December 31, 2002
Equipment	$12,690,166	$12,759,251
Equipment under capital leases	219,012	478,565
Leasehold improvements	11,563,408	11,415,694

	24,472,586	24,653,510
Less accumulated depreciation and amortization	(7,190,901)	(6,242,601)

Net property and equipment	$17,281,685	$18,410,909

        The Company recorded depreciation and amortization of $564,707 and $735,313 for the three months ended June 30, 2003 and 2002, respectively, and $1,160,069 and $1,512,340 for the six months ended June 30, 2003 and 2002, respectively.

4. Accrued Liabilities

        Accrued liabilities consist of the following:

	June 30, 2003	December 31, 2002
Compensation and benefits	$489,282	$751,540
Warranty	329,968	331,059
Research and development field trial expenses	226,892	604,068
Sales allowances and marketing expenses	118,235	1,170,657
Patent costs	116,133	108,526
Facility costs	112,743	426,889
Deferred revenue	19,480	106,548
Other	133,041	128,284

Total accrued liabilities	$1,545,774	$3,627,571

5. Warranty Liability

        The Company records, at the time revenues are recognized, a liability for warranty claims based on a percentage of sales. The warranty accrual percentage, which has ranged between one and five percent, and warranty liability are reviewed periodically and adjusted as necessary, based on historical experience, product quality testing and future expectations.

        The following table summarizes changes to the Company’s warranty liability during the six months ended June 30, 2003:

Balance at December 31, 2002	$331,059
Payments and other settlements	(41,071)
Accruals	39,980

Balance at June 30, 2003	$329,968

6. Stock Options and Warrants

        The following table summarizes stock option activity since December 31, 2002:

Number of Options
Balance at December 31, 2002	1,868,452
Options granted	998,000
Options cancelled	(265,406)
Options exercised	(32,200)

Balance at June 30, 2003	2,568,846

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

        As of June 30, 2003, the Company had warrants outstanding to purchase 232,217 shares of its common stock. No warrants to purchase shares of the Company’s common stock were issued during the six-month period ended June 30, 2003.

7. Major Customers

        Net product sales to the following distributors accounted for more than ten percent of net revenues for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Customer A	$155,700	$--	$309,400	$--
Customer B	117,100	--	167,600	**
Customer C	57,600	**	**	**
Customer D	55,400	**	**	**
Customer E	**	140,800	**	191,200
Customer F	--	138,400	--	**
Customer G	**	108,500	**	**
Customer H	--	144,500	--	164,700
Customer I	**	**	182,400	**
Customer J	--	**	--	195,000

        ** Less than ten percent.

8. Restructuring Charges and Other Costs

        The Company recorded aggregate restructuring costs of $160,082 in the three months and six months ended June 30, 2003 and $534,769 in the year ended December 31, 2002 for severance and other costs associated with workforce reductions that occurred during those periods. Although the Company’s restructuring plans were executed by June 30, 2003, payment of certain restructuring liabilities will continue through the third quarter of 2003. The following table summarizes changes to the Company’s restructuring charge liability during the six months ended June 30, 2003:

Balance at December 31, 2002	$56,534
Accrual for additional restructuring charges	160,082
Payments and other reductions	(183,022)

Balance at June 30, 2003	$33,594

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

Initial measurement of obligation	$129,093
Accretion expense for periods prior to January 1, 2003	34,821
Accretion expense for the six months ended June 30, 2003	10,085

Balance at June 30, 2003	$173,999

        Pro forma net losses for the years ended December 31, 2002 and 2001, assuming retroactive application of SFAS No. 143, would be as follows:

	Year Ended December 31,
	2002	2001
Net loss, as reported	$(23,505,567)	$(23,714,967)
Accretion and depreciation expense	(32,792)	(30,716)

Pro forma net loss, assuming retroactive application of SFAS No. 143	$(23,538,359)	$(23,745,683)

        The pro forma balance of the asset retirement obligation liability, assuming that SFAS No. 143 had been adopted prior to the quarter ended June 30, 2002 (the earliest period presented), would be $163,913 at December 31, 2002, $154,414 at June 30, 2002 and $145,465 at December 31, 2001.

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

        We have incurred significant operating losses since inception. We incurred net losses of $23.5 million in 2002 and $23.7 million in 2001. As of June 30, 2003, we had an accumulated deficit of $92.0 million. We incurred net losses of $6.2 million and $10.2 million for the six months ended June 30, 2003 and 2002, respectively. Total operating expenses were $7.7 million for the six months ended June 30, 2003, a decrease of $4.5 million from $12.2 million in the six months ended June 30, 2002. We expect to incur additional net losses as we proceed with the commercialization of Messenger and the development of new products and technologies.

Results of Operations

Three Months and Six Months Ended June 30, 2003 and 2002

Revenues

        We generated our first product sales in August 2000. Product sales to date have resulted from sales of Messenger, our only product, primarily to distributors in the United States. Revenues from product sales are recognized when (a) the product is delivered to independent distributors, (b) we have satisfied all of our significant obligations and (c) any acceptance provisions or other contingencies have been satisfied. We do not offer price protection or product-return rights. Product sales are reported net of applicable sales allowances, as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Gross product sales	$567,990	$1,374,688	$1,329,886	$2,100,921
Sales allowances	(19,326)	(302,159)	(60,663)	(473,385)
Elimination of previously recorded
sales allowance liabilities	--	--	126,301	--

Product sales, net of sales allowances	$548,664	$1,072,529	$1,395,524	$1,627,536

        Gross product sales for the second quarter of 2003 totaled $568,000, a decrease of $807,000 (58%) from $1.4 million in the comparable quarter of 2002. Gross product sales for the first six months of 2003 totaled $1.3 million, a decrease of $771,000 (37%) from $2.1 million for the same period in 2002. Sales in the first six months of 2003 were made to 28 distributors, three of which accounted for an aggregate of 47% of net product sales. Sales in the first six months of 2002 were made to 17 distributors, three of which accounted for an aggregate of 34% of net product sales. Sales in the quarters ended June 30, 2003 and 2002 continued to be negatively impacted by high levels of inventory held by distributors, the continuing challenges of commercializing a fundamentally new technology and product and the lagging U.S. economy. We expect these conditions to continue at least for the remainder of this year, which we expect will adversely impact sales of Messenger and our commercialization efforts.

        Sales to consumers in the home and garden market in the United States totaled $37,000 in the six months ended June 30, 2003, or 3% of net product sales for the period. No sales to consumers in the home and garden market were recorded in the six months ended June 30, 2002. We do not expect sales in this market to be significant in 2003.

        Foreign sales to customers in Europe and Central America totaled $28,000 in the six months ended June 30, 2003, or 2% of net product sales for the period. No foreign sales were recorded in the six months ended June 30, 2002. We do not expect foreign sales to be significant in 2003.

        In the first half of 2003, we shipped 351,000 ounces of Messenger to our distributors, compared to 461,000 ounces in the first half of 2002, a decrease of 110,000 ounces (24%). Based on information received from distributors, we estimate that our distributors sold approximately 264,000 ounces to growers in the second quarter of 2003, a decrease of approximately 60,000 ounces (19%) from approximately 324,000 ounces in the second quarter of 2002. For the first six months of 2003, we estimate that our distributors sold approximately 422,000 ounces to growers, a decrease of approximately 46,000 ounces (10%) from approximately 468,000 ounces in the first half of 2002. We estimate that inventory held by distributors at June 30, 2003 was approximately 564,000 ounces, which we believe is high. We do not expect distributors that hold significant inventories of Messenger to place additional orders for Messenger until their current inventories are reduced and, therefore, we expect sales to distributors in the remainder of this year to be minor. One of our primary objectives in 2003 is to continue working with distributors to significantly reduce their inventories of Messenger.

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

Sales Allowances

        Sales allowances represent allowances granted to independent distributors for sales and marketing support, product warehousing and delivery and information exchange and are estimated based on the terms of the distribution agreements. Sales allowances are accrued when the related product sales are recognized and are paid in accordance with the terms of the then-current distributor program agreements. Distributor program agreements expire annually, generally on December 31. Prior to 2003, sales allowances were paid when the distributors sold the product and reported the sales data to the Company, generally on a quarterly basis. Previously accrued sales allowances totaling approximately $546,000 related to Messenger inventory held by distributors at December 31, 2002 were paid in the first quarter of 2003. We expect that sales allowances related to 2003 sales will be paid when earned in 2003 and early 2004, upon submission by distributors of annual sales data.

        Beginning in 2003, we made several changes to our distributor program. We reduced both the cost of Messenger to our distributors and the sales allowance they will receive, thereby lowering the necessary working capital investment by distributors who maintain inventories of Messenger. As a result of these changes, sales allowances related to gross sales during the three months ended June 30, 2003 totaled $19,000 (3% of gross product sales), compared to $302,000 (22% of gross product sales) in the comparable period of 2002. Sales allowances related to gross sales during the six months ended June 30, 2003 totaled $61,000 (5% of gross product sales), compared to $473,000 (23% of gross product sales) in the same period in 2002. We expect 2003 sales allowances to average approximately 5% of gross product sales. Also, estimated sales allowance liabilities recognized in prior quarters totaling $126,000 will not be paid because of changes in distributor programs implemented in 2003 and actual amounts earned by distributors being less than amounts previously estimated.

Cost of Goods Sold

        Cost of goods sold consists primarily of the cost of Messenger sold to distributors, idle capacity charges, inventory cost reductions and write-offs and the cost of Messenger used for promotional purposes. Cost of goods sold was $628,000 in the second quarter of 2003, compared to $1.0 million in the second quarter of 2002. For the first six months of 2003, cost of goods sold was $1.2 million, compared to $1.7 million for the same period in 2002. This decrease resulted primarily from lower product sales in 2003 compared to 2002 and a reduction in Messenger used for promotional purposes. We expect to continue incurring idle capacity charges in the future.

        Our inventory includes approximately 530,000 ounces of Messenger that was manufactured more than two years ago. In addition, we estimate that distributors own approximately 564,000 ounces of Messenger that was manufactured more than two years ago. Due to the age of this inventory, we have begun limited re-testing of Messenger samples produced in 2000 and 2001. During the first six months of 2003, we voluntarily recalled and replaced approximately 10,000 ounces of Messenger owned by distributors that our limited re-testing indicated had degraded below our quality control standards. If our limited re-testing program indicates that additional material has degraded below our quality standards, we may have to record inventory write-downs and replace any such product owned by distributors or growers, which could adversely affect our results of operations.

Research and Development Expenses

        Research and development expenses consist primarily of personnel, field trial, laboratory, regulatory, patent and facility expenses. Research and development expenses decreased $1.2 million (44%) from $2.7 million in the second quarter of 2002 to $1.5 million in the same quarter of this year. For the first six months of 2003, research and development costs were $3.0 million, a decrease of $2.6 million (46%) from $5.6 million in the same period last year. This decrease was primarily due to lower spending on personnel costs, field trials, facility costs (including depreciation) and travel. Research and development costs in the quarter ended June 30, 2003 were equivalent to the first quarter of 2003.

Selling, General and Administrative Expenses

        Selling, general and administrative expenses consist of payroll and related expenses for sales and marketing, executive and administrative personnel; advertising, marketing and professional fees; and other corporate expenses. Selling, general and administrative expenses decreased $414,000 (19%) from $2.2 million in the second quarter of

2002 to $1.8 million in the same quarter of 2003. For the first six months of 2003, selling, general and administrative expenses were $3.4 million, a decrease of $1.5 million (31%) from $4.9 million in the same period last year. The majority of this decrease occurred in the United States and resulted primarily from reductions in personnel, advertising and marketing and travel costs. Compared to the first quarter of 2003, company-wide selling, general and administrative costs in the second quarter of this year were higher by 7%, due primarily to the loss on sublease described below.

        In April 2003, we subleased approximately 7,300 square feet of additional office space in our headquarters in Bothell, Washington. Due to declines in the real estate market, the rent we will receive is less than the rent we will pay on the subleased space. As a result, we recorded in selling, general and administrative expenses a $235,000 loss on the sublease in April 2003.

        In May 2003, we announced the elimination of 20 full-time positions (representing approximately 34% of our workforce), primarily in research and administration at our Bothell headquarters. We recorded a charge of $160,082 in the quarter ended June 30, 2003 in connection with these reductions.

Interest Income

        Interest income consists of earnings on our cash and cash equivalents. Interest income decreased $112,000 (59%) from $190,000 in the second quarter of 2002 to $78,000 in the same quarter of this year. For the first six months of 2003, interest income was $171,000, down $242,000 (59%) from $413,000 in the same period last year. This decrease was due primarily to significantly lower average cash balances available for investment in the current year and interest rate reductions that occurred in the past year.

Interest Expense

        Interest expense consists of interest we pay on capital leases used to finance certain equipment purchases. Interest expense decreased $7,000 from $10,000 in the second quarter of 2002 to $3,000 in the same quarter of this year. For the first six months of 2003, interest expense was $7,000, down $16,000 from $23,000 in the same period last year. This decrease was due to reduced leasing activity and lower average principal balances as we pay down our existing capital lease obligations.

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

Liquidity and Capital Resources

        At June 30, 2003, our cash and cash equivalents totaled $23.8 million, a decrease of $6.9 million from the $30.7 million balance at December 31, 2002. Prior to October 2000, we financed our operations primarily through the private sale of our equity securities, which resulted in net proceeds of approximately $36.5 million through September 30, 2000. In October 2000, we received approximately $91.5 million in net proceeds from the initial public offering of 6,670,000 shares of our common stock. To a lesser extent, we have financed our equipment purchases through lease financings.

        Net cash used in operations decreased $3.6 million (34%) from $10.5 million in the first six months of 2002 to $6.9 million in the same period of 2003. Net cash used in operations in the first six months of 2003 resulted primarily from a net loss of $5.0 million, after adding back depreciation expense of $1.2 million, and fluctuations in various asset and liability balances totaling $2.1 million. We expect that net cash used in operations will continue to be significant.

        Investing activities provided cash of $6,000 in the first six months of 2003 and used cash of $109,000 in the first six months of 2002. This change is due primarily to proceeds from the disposal of equipment. Net cash used in financing activities decreased $23,000 (46%) from $50,000 in the first six months of 2002 to $27,000 in the same period of 2003. The primary use of funds in 2003 was to pay down principal on our outstanding capital leases, offset by proceeds of $47,000 from the issuance of shares of our common stock.

        We conduct our operations in three primary functional currencies: the U.S. dollar, the European Union euro and the Mexican peso. Historically, neither fluctuations in foreign exchange rates nor changes in foreign economic conditions have had a significant impact on our financial condition or results of operations. We currently do not hedge our foreign currency exposures and are therefore subject to the risk of exchange rate fluctuations. We may invoice our international customers in U.S. dollars, euros and Mexican pesos, as the case may be. We are exposed to foreign exchange rate fluctuations as the financial results of foreign subsidiaries are translated into U.S. dollars in consolidation. Foreign exchange rate fluctuations did not have a material impact on our financial results in the three-month or six-month periods ended June 30, 2003 or 2002.

        The following are our contractual obligations as of June 30, 2003:

	Payments Due by Period
	(in thousands)

	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years

Capital lease obligations, including interest	$56	$35	$21	$--	$--
Operating leases	12,610	1,860	3,711	3,049	3,990

Total contractual cash obligations	$12,666	$1,895	$3,732	$3,049	$3,990

        Our operating expenditures have been significant since inception. We currently anticipate that our operating expenses will significantly exceed net product sales and that net losses and working capital requirements will consume a material amount of our cash resources. If net product sales do not significantly increase in the near term, we will have to reduce our operating expenses. Our future capital requirements will depend on the success of our operations. We believe that the balance of our cash and cash equivalents at June 30, 2003 will be sufficient to meet our anticipated cash needs for net losses, working capital and capital expenditures for at least the next 18 months.

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

        Sales allowances represent allowances granted to independent distributors for sales and marketing support, product warehousing and delivery and information exchange and are based on the terms of the distribution agreements. Sales allowances are accrued when the related product sales are recognized and are paid in accordance with the terms of the then-current distributor program agreements. Distributor program agreements expire annually, generally on December 31. Prior to 2003, sales allowances were paid when the distributors sold the product and reported the sales data to us, generally on a quarterly basis. Sales allowances related to 2003 sales will be paid when earned in 2003 and early 2004, upon submission by distributors of annual sales data.

        We also record, at the time revenue is recognized, an allowance for warranty claims based on a percentage of sales. The warranty accrual percentage, which has ranged between one and five percent, and warranty liability are reviewed periodically and adjusted as necessary, based on historical experience, product quality testing and future expectations.

Accounts Receivable and Allowance for Doubtful Accounts

        Accounts receivable balances are reported net of related sales allowances. In determining the adequacy of the allowance for doubtful accounts, we consider a number of factors, including the aging of the accounts receivable portfolio, customer payment trends, the financial condition of our customers, historical bad debts and current economic trends. Based upon our analysis of outstanding net accounts receivable at June 30, 2003, no allowance for doubtful accounts was recorded.

Inventory

        Our inventory is valued at the lower of cost or market on an average cost basis. We regularly review inventory balances to determine whether a write-down is necessary. We consider various factors in making this determination, including recent sales history and predicted trends, industry market conditions, general economic conditions, the age of our inventory and distributors’ and recent quality control data. Changes in the factors above or other factors could result in significant additional inventory cost reductions and write-offs.

Valuation of Property and Equipment

        We periodically review the carrying values of our property and equipment to determine whether such assets have been impaired. An impairment loss must be recorded pursuant to SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” when the undiscounted net cash flows to be realized from the use of such assets are less than their carrying value. The determination of undiscounted net cash flows requires us to make many estimates, projections and assumptions, including the lives of the assets, future sales and expense levels, additional capital investments or expenditures necessary to maintain the assets, industry market trends and general and industry economic conditions. During 2002, we wrote off $1.0 million of leasehold improvements and equipment directly related to approximately 34,300 square feet of laboratory and office space subleased to another company. Based upon our analysis of net cash flows to be realized from our investments in property and equipment, no additional impairment loss was recorded. Changes in the factors listed above or other factors could result in significantly different cash flow estimates and an impairment charge.

Loss on Facility Subleases

        We have entered into agreements to sublease approximately 41,600 square feet of laboratory and office space to other companies. In determining the loss on these facility subleases, we considered a number of factors, including the financial condition of the subtenants, the subtenants’ investments in improvements and security deposits. Based on our analysis, we estimate that all rents will be collected and that one subtenant will exercise a three-year extension option. Changes in the factors above or other factors could result in a significant increase in the loss.

Recent Accounting Pronouncements

        SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (effective January 1, 2003), replaces Emerging Issues Task Force Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring).” SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred and states that a company’s commitment to an exit plan, by itself, does not create a present obligation that meets the definition of a liability. SFAS No. 146 also establishes that fair value is the objective for initial measurement of the liability. The adoption of SFAS No. 146 is not expected to have a material impact on our consolidated results of operations, financial position or cash flows.

        In November 2002, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 45 (“FIN 45”), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others, an interpretation of FASB Statements No. 5, 57 and 107 and a rescission of FASB Interpretation No. 34.” FIN 45 elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees issued. FIN 45 also clarifies that a guarantor is required to recognize, at inception of a guarantee, a liability for the fair value of the obligation undertaken. The initial recognition and measurement provisions of FIN 45 are applicable to guarantees issued or modified after December 31, 2002. The disclosure requirements are effective for financial statements of interim and annual periods ending after December 15, 2002. The disclosure modifications required for interim and annual periods ending after December 15, 2002 are included in the notes to the unaudited condensed consolidated financial statements included in this quarterly report.

        In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure, an Amendment of FASB Statement No. 123.” SFAS No. 148 amends FASB Statement No. 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of Statement No. 123 to require more prominent disclosures in both annual and interim financial statements. Certain of the disclosure modifications are required for fiscal years ending after December 15, 2002 and are included in the notes to the unaudited condensed consolidated financial statements included in this quarterly report.

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

        The markets for Messenger and other harpin-based products we may develop are unproven. Messenger has not gained, and may not gain, commercial acceptance or success. If we are unable to successfully achieve broad market acceptance of Messenger, we may not be able to generate enough product revenues in the future to achieve profitability. A variety of factors will determine the success of our market development and commercialization efforts and the rate and extent of market acceptance of Messenger, including our ability to implement and maintain an appropriate pricing policy for Messenger and general economic conditions in agricultural markets, including commodity prices, climatic conditions and the extent that growers, regulatory authorities and the public accept new agricultural practices and products developed through biotechnology.

We have experienced limited grower usage of Messenger, and independent distributors hold significant inventories of Messenger.

        Based on information received from distributors, we estimate that distributors sold 66,000 ounces of Messenger in 2000, 596,000 ounces in 2001 and 684,000 ounces in 2002. During the first six months of 2003, we estimate that distributors sold 422,000 ounces to growers, compared to 468,000 ounces in the same period of 2002. We estimate that inventory held by distributors at June 30, 2003 was approximately 564,000 ounces, which we believe is high. We do not expect distributors that hold significant inventories of Messenger to place additional orders for Messenger until their current inventories are reduced, which will adversely affect our sales and results of operations.

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

        We have incurred operating losses in each quarter since inception and we expect to continue to incur further operating losses for the foreseeable future. From our inception in July 1994 to June 30, 2003, we have accumulated a deficit of $92.0 million. For the years ended December 31, 2002, 2001 and 2000, we had net losses of $23.5 million, $23.7 million and $15.7 million, respectively. For the six months ended June 30, 2003 we had a net loss of $6.2 million. To date, our revenues have been limited. We expect our future revenues to come primarily from the sale of Messenger, and these sales are highly uncertain. For example, there were no sales of Messenger in the fourth quarter of 2001, annual net sales decreased from $3.5 million in 2001 to $1.9 million in 2002 and we expect sales for the remainder of 2003 to be minor.

        We expect to continue to devote substantial resources to funding sales and marketing activities in the United States and foreign countries, maintaining and operating our manufacturing facility and funding our research and development activities. As a result, we will need to generate significant revenues to achieve and maintain profitability. We may never generate profits, and if we do become profitable, we may be unable to sustain or increase profitability on a quarterly or annual basis.

        If net product sales do not significantly increase in the near term, we will have to reduce our operating expenses. Our future capital requirements will depend on the success of our operations. We believe that the balance of our cash and cash equivalents at June 30, 2003 will be sufficient to meet our anticipated cash needs for net losses, working capital and capital expenditures for at least the next 18 months.

We may have to reduce operations if we are unable to meet our funding requirements.

        We will require substantial additional funding to continue our sales and marketing and research and development activities in the United States and foreign countries and to maintain and operate our manufacturing facilities. If we are unable to generate sufficient cash flow from operations, or obtain funds through additional financing, we may have to delay, curtail or eliminate some or all of our research and development, field-testing, marketing or manufacturing programs. For example, we reduced our workforce by 34% in May 2003 and by 23% in May 2002, significantly curtailing certain research and development activities and our European and Mexican operations. Our future capital requirements will depend on the success of our operations.

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

Age and actual storage conditions of Messenger may cause it to degrade, which could adversely affect market acceptance of Messenger or our results of operations.

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

The inventory of Messenger held by us and by distributors is aging and may not meet our quality standards, which could adversely affect market acceptance of Messenger or our results of operations.

        Our inventory includes approximately 530,000 ounces of Messenger that was manufactured more than two years ago. In addition, we estimate that distributors own approximately 564,000 ounces of Messenger that was manufactured more than two years ago. Due to the age of this inventory, we have begun limited re-testing of Messenger samples produced in 2000 and 2001. During the first six months of 2003, we voluntarily recalled and replaced approximately 10,000 ounces of Messenger owned by distributors that our limited re-testing indicated had degraded below our quality control standards. In addition, we recorded increases in the warranty liability and inventory cost allowances and write-downs totaling $68,000 in the six months ended June 30, 2003 and $193,000 in 2002.

        Although results of our limited re-testing indicate that a portion of inventory manufactured in 2000 and 2001 continues to meet our quality standards, no assurance can be given that this material will continue to meet our quality standards, nor can we predict if or when this material might fail to meet our quality standards. If our limited re-testing program indicates that additional material has degraded below our quality standards, we may have to record additional inventory write-downs and may choose to replace any such product owned by distributors or growers, which could adversely affect the market acceptance of Messenger or our results of operations.

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

        Three distributors accounted for an aggregate of 47% of our net revenue in the six months ended June 30, 2003 and two distributors accounted for an aggregate of 21% of our net sales revenue in all of 2002. If any distributor which purchases a significant amount of our products, were to discontinue purchasing Messenger at any time, our sales would be adversely affected. In addition, the failure of any of these distributors, or of any other distributor to which we extend a significant amount of credit, to pay its account, now or in the future, may harm our operating results.

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

        Our operating results for a particular quarter or year are likely to fluctuate, which could result in uncertainty surrounding our level of sales and earnings and possibly result in a decrease in our stock price. For example, there were no sales of Messenger in the fourth quarter of 2001. Numerous other factors will contribute to the unpredictability of our operating results. In particular, our sales are expected to be highly seasonal. Sales of plant protection and yield enhancement products depend on planting and growing seasons, climatic conditions and economic and other variables, which we expect to result in substantial fluctuations in our quarterly sales and earnings. For example, weather-related events such as droughts and floods, severe heat and frost, hail, tornadoes and hurricanes could decrease demand for our product and any future products we may develop, and have an adverse impact on our operating results from quarter to quarter. In addition, most of our expenses, such as employee compensation and lease payments for facilities and equipment, are relatively fixed. Our expense levels are based, in part, on our expectations regarding future sales. As a result, any shortfall in sales relative to our expectations could cause significant changes in our operating results from quarter to quarter. Other factors may also contribute to the unpredictability of our operating results, including the amount of Messenger carried in inventory by independent distributors and retailers, the size and timing of significant customer transactions, the delay or deferral of customer use of our product and the fiscal or quarterly budget cycles of our customers. For example, customers may purchase large quantities of our product in a particular quarter to store and use over long periods of time, or time their purchases to coincide with the availability of capital, either of which may cause significant fluctuations in our operating results for a particular quarter or year.

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

        To be successful, we will have to manufacture Messenger in large quantities at acceptable costs while also preserving high product quality. If we cannot maintain high product quality on a large scale, we may be unable to achieve market acceptance of our product and our sales would likely suffer. Moreover, we do not have back-up manufacturing systems and, as a result, the failure of any component required in the manufacturing process could delay or impair our ability to manufacture Messenger in the quantities that we may require.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

        We do not currently hold any derivative instruments, and we do not engage in hedging activities. Also, we do not have any outstanding variable-rate debt and currently do not enter into any material transactions denominated in foreign currency. Because of the relatively short-term average maturity of our investment funds, such investments are not sensitive to interest rate movements. Therefore, our direct exposure to interest rate and foreign exchange rate fluctuation is currently not material to our results of operations. We believe that the market risk arising from the financial instruments we hold is not material.

Item 4. Controls and Procedures

        Under the supervision and with the participation of management, including our President and Chief Executive Officer and our Chief Financial Officer, we have carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of the end of the fiscal quarter covered by this report. Based upon that evaluation, our President and Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures are effective as of the end of such quarter. There have been no changes in our internal control over financial reporting during the quarter covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

        To date, of the net offering proceeds, we have used approximately $18.5 million to expand and enhance our manufacturing, research and development and administration facilities, and approximately $50.1 million for working capital and general corporate purposes. The remaining portion of the net offering proceeds has been invested in cash equivalent investments. Our use of the proceeds from the offering does not represent a material change in the use of proceeds described in the prospectus included as part of the Registration Statement.

Item 4. Submission of Matters to a Vote of Security Holders

(a)	The 2003 annual meeting of shareholders of EDEN Bioscience Corporation was held on May 21, 2003.

(c)	The following directors were elected to serve for terms expiring at the Annual Meetings shown below, or until the directors’ earlier retirement, resignation or removal:

	For	Withheld
Class I Director
Richard N. Pahre (term expiring at the 2005 Annual Meeting)	22,706,710	107,407

Class II Directors
Gilberto H. Gonzalez (term expiring at the 2006 Annual Meeting)	22,374,876	439,241
Albert A. James (term expiring at the 2006 Annual Meeting)	21,863,555	950,562
Agatha L. Maza (term expiring at the 2006 Annual Meeting)	22,725,336	88,781

Class III Director
Rhett R. Atkins (term expiring at the 2004 Annual Meeting)	21,847,963	966,154

There were no broker nonvotes in the election of directors since brokers who hold shares for the accounts of their clients have discretionary authority to vote such shares with respect to election of directors.

Item 6. Exhibits

        Exhibits 10.1, 31.1 and 31.2 are being filed as part of this quarterly report on Form 10-Q. Exhibits 32.1 and 32.2 are being furnished with this quarterly report on Form 10-Q.

        (a)  Exhibits.

Exhibit
Number	Description

10.1	Amendments to Zhongmin Wei's Employment Agreement Dated August 16, 2000.
31.1	Rule 13a-14(a) Certification (Chief Executive Officer).
31.2	Rule 13a-14(a) Certification (Chief Financial Officer).
32.1	Section 1350 Certification (Chief Executive Officer).
32.2	Section 1350 Certification (Chief Financial Officer).

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EDEN BIOSCIENCE CORPORATION

Date: August 5, 2003

	By:	/s/ Rhett R. Atkins

Rhett R. Atkins President and Chief Executive Officer

By:	/s/ Bradley S. Powell

Bradley S. Powell Vice President of Finance, Chief Financial Officer and Secretary (principal financial and accounting officer)