Form 10-Q
period 2003-09-30
EDEN BIOSCIENCE CORP
filed 2003-11-06
CIK 930095

UNITED STATES SECURITIES AND
EXCHANGE COMMISSION
Washington, D.C. 20549

_________________

FORM 10-Q

_________________

(Mark One)
[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended September 30, 2003

or

[ ]	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from ____________ to ____________ .

Commission File Number 0-31499

EDEN Bioscience Corporation

(Exact name of registrant as specified in its charter)

Washington (State or other jurisdiction of incorporation or organization)	91-1649604 (IRS Employer Identification No.)

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

State the number of shares outstanding of each of the registrant’s classes of common equity, as of the latest practicable date:

Class Common Stock, $.0025 Par Value	Outstanding as of November 5, 2003 24,361,990

EDEN Bioscience Corporation

PART I — FINANCIAL INFORMATION

Item 1. Unaudited Financial Statements

EDEN BIOSCIENCE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

ASSETS
	September 30, 2003	December 31, 2002
Current assets:
Cash and cash equivalents	$21,893,061	$30,729,828
Accounts receivable	43,182	218,529
Inventory	2,123,747	2,216,420
Other current assets	541,548	770,136

Total current assets	24,601,538	33,934,913
Property and equipment, net	16,800,320	18,410,909
Other assets	1,637,658	1,647,304

Total assets	$43,039,516	$53,993,126

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$264,580	$361,801
Accrued liabilities	1,154,804	3,627,571
Current portion of accrued loss on facility subleases	492,629	292,482
Current portion of capital lease obligations	19,938	95,426

Total current liabilities	1,931,951	4,377,280
Accrued loss on facility subleases, net of current portion	2,497,604	2,613,651
Capital lease obligations, net of current portion	16,156	29,592
Other long-term liabilities	677,925	378,816

Total liabilities	5,123,636	7,399,339

Commitments and contingencies
Shareholders' equity:
Preferred stock, $.01 par value, 10,000,000 shares authorized; no shares
issued and outstanding at September 30, 2003 and December 31, 2002	--	--
Common stock, $.0025 par value, 100,000,000 shares authorized; issued and outstanding shares - 24,354,322 shares at September 30, 2003;
24,307,495 shares at December 31, 2002	60,886	60,769
Additional paid-in capital	132,513,643	132,466,906
Cumulative translation adjustment	(84,724)	(78,842)
Accumulated deficit	(94,573,925)	(85,855,046)

Total shareholders' equity	37,915,880	46,593,787

Total liabilities and shareholders' equity	$43,039,516	$53,993,126

The accompanying notes are an integral part of these statements.

EDEN BIOSCIENCE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Product sales, net of sales allowances	$102,533	$59,884	$1,498,057	$1,687,420
Operating expenses:
Cost of goods sold	307,766	373,591	1,513,761	2,106,892
Research and development	982,983	2,535,579	4,013,389	8,157,002
Selling, general and administrative	1,406,321	1,965,629	4,852,024	6,842,039

Total operating expenses	2,697,070	4,874,799	10,379,174	17,105,933

Loss from operations	(2,594,537)	(4,814,915)	(8,881,117)	(15,418,513)

Other income (expense):
Interest income	62,411	170,347	233,862	582,994
Interest expense	(1,393)	(7,940)	(8,116)	(31,390)

Total other income	61,018	162,407	225,746	551,604

Loss before income taxes and
cumulative effect of adoption of
SFAS No. 143	(2,533,519)	(4,652,508)	(8,655,371)	(14,866,909)
Provision for income taxes	--	--	--	--

Loss before cumulative effect of
adoption of SFAS No. 143	(2,533,519)	(4,652,508)	(8,655,371)	(14,866,909)
Cumulative effect of adoption of SFAS
No. 143	--	--	(63,508)	--

Net Loss	$(2,533,519)	$(4,652,508)	$(8,718,879)	$(14,866,909)

Basic and diluted net loss per share:
Loss before cumulative effect of
adoption of SFAS No. 143	$(0.10)	$(0.19)	$(0.36)	$(0.61)
Cumulative effect of adoption of SFAS
No. 143	--	--	--	--

Net loss	$(0.10)	$(0.19)	$(0.36)	$(0.61)

Weighted average shares outstanding used
to compute net loss per share	24,354,322	24,254,210	24,334,770	24,219,932

Pro forma amounts assuming retroactive
application of SFAS No. 143:
Net loss	$(2,533,519)	$(4,660,773)	$(8,655,371)	$(14,891,295)
Basic and diluted net loss per share	$(0.10)	$(0.19)	$(0.36)	$(0.61)

The accompanying notes are an integral part of these statements.

EDEN BIOSCIENCE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Unaudited

	Nine Months Ended September 30,
	2003	2002
Cash flows from operating activities:
Net loss	$(8,718,879)	$(14,866,909)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	1,656,035	1,981,489
Amortization of stock option compensation expense	--	7,605
Loss on disposal of fixed assets	63,642	39,360
Deferred rent payable	107,682	102,969
Accretion expense	15,357	--
Cumulative effect of adoption of SFAS No. 143	63,508	--
Changes in assets and liabilities:
Accounts receivable	177,338	(73,444)
Inventory	102,492	75,551
Other assets	236,021	414,591
Accounts payable	(99,250)	(650,370)
Accrued liabilities	(2,482,528)	(217,555)
Accrued loss on facility subleases	84,100	--
Other long-term liabilities	--	(32,500)

Net cash used in operating activities	(8,794,482)	(13,219,213)

Cash flows from investing activities:
Purchases of property and equipment	(209,525)	(204,615)
Proceeds from disposal of equipment	200,556	24,473

Net cash provided used in investing activities	(8,969)	(180,142)

Cash flows from financing activities:
Reduction in capital lease obligations	(88,924)	(172,665)
Proceeds from issuance of common stock	46,854	115,981

Net cash used in financing activities	(42,070)	(56,684)

Effect of foreign currency exchange rates on cash and cash equivalents	8,754	7,654

Net decrease in cash and cash equivalents	(8,836,767)	(13,448,385)
Cash and cash equivalents at beginning of period	30,729,828	48,327,022

Cash and cash equivalents at end of period	$21,893,061	$34,878,637

Supplemental disclosures:
Cash paid for interest	$8,116	$31,390
Depreciation charges capitalized into inventory	--	208,225

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

        In the opinion of management, the unaudited condensed consolidated financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to state fairly the financial information set forth therein. Results of operations for the three months and nine months ended September 30, 2003 are not necessarily indicative of the results expected for the full fiscal year or for any future period.

Estimates Used in Financial Statement Preparation

        The preparation of financial statements in conformity with generally accepted accounting principles in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Examples include depreciable lives of property and equipment, expense accruals and provisions for sales allowances, warranty claims, inventory valuation, asset impairments, bad debts and asset retirement obligations. Such estimates and assumptions are based on historical experience, where applicable, and other assumptions. Estimates and assumptions are reviewed periodically and the effects of revisions are reflected in the consolidated financial statements in the period in which they are determined to be necessary. Actual results could differ from these estimates.

Property and Equipment

        Equipment and leasehold improvements are stated at historical cost. Improvements and replacements are capitalized. Maintenance and repairs are expensed when incurred. The provision for depreciation and amortization is determined using straight-line, units-of-production and accelerated methods, which allocate costs over their estimated useful lives of two to 20 years. Equipment leased under capital leases is depreciated over the shorter of its estimated useful life or lease term, which ranges between three to five years. Leasehold improvements are depreciated over the shorter of their estimated useful lives or lease terms, which range between two to ten years.

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

Revenue

        The Company recognizes revenue from product sales, net of sales allowances, when product is shipped to its distributors and all significant obligations of the Company have been satisfied, unless acceptance provisions or other contingencies exist. If acceptance provisions or contingencies exist, revenue is deferred and recognized later if such provisions or contingencies are satisfied. Distributors do not have price protection or product-return rights. Accounts receivable are presented net of sales allowances. The Company provides an allowance for warranty claims based on

EDEN BIOSCIENCE CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

historical experience, the results of product quality testing and future expectations. Shipping and handling costs related to product sales that are paid by the Company are included in cost of goods sold.

        Sales allowances represent allowances granted to independent distributors for sales and marketing support, product warehousing and delivery and information exchange and are estimated based on the terms of the distribution agreements currently in place. Sales allowances are accrued when the related product sales are recognized and are paid in accordance with the terms of the then-current distributor program agreements. Distributor program agreements expire annually, generally on December 31. Prior to 2003, sales allowances were paid when the distributors sold the product and reported the sales data to the Company, generally on a quarterly basis. The Company expects that sales allowances related to 2003 sales will be paid in 2003 and early 2004, upon submission by distributors of annual sales data. Gross product sales and sales allowances are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Gross product sales	$105,409	$65,239	$1,435,295	$2,166,160
Sales allowances	(2,876)	(5,355)	(63,539)	(478,740)
Elimination of previously recorded
sales allowance liabilities	--	--	126,301	--

Product sales, net of sales allowances	$102,533	$59,884	$1,498,057	$1,687,420

        Net product sales for the nine months ended September 30, 2003 includes the elimination of $126,301 of sales allowance liabilities recognized in prior quarters that will not be paid because of changes in distributor programs implemented in 2003 and actual amounts earned by distributors being less than amounts previously estimated.

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

        In November 2002, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 45 (“FIN 45”), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others, an interpretation of FASB Statements No. 5, 57 and 107 and a rescission of FASB Interpretation No. 34.” FIN 45 elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees issued. FIN 45 also clarifies that a guarantor is required to recognize, at inception of a guarantee, a liability for the fair value of the obligation undertaken. The initial recognition and measurement provisions of FIN 45 are applicable to guarantees issued or modified after December 31, 2002. The disclosure requirements are effective for financial statements of interim and annual periods ended after December 15, 2002. The disclosure modifications required for interim and annual periods ended after December 15, 2002 are included in the notes to these unaudited condensed consolidated financial statements.

        In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure, an Amendment of FASB Statement No. 123.” SFAS No. 148 amends FASB Statement No. 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of Statement No. 123 to require more prominent disclosures in both annual and interim financial statements. Certain of the disclosure modifications are required for fiscal years ended after December 15, 2002 and are included in the notes to these unaudited condensed consolidated financial statements.

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

	As of September 30,
	2003	2002
Options to purchase common stock	2,463,201	2,124,452
Warrants to purchase common stock	232,217	260,805

Comprehensive Loss

        The following table summarizes the Company’s comprehensive loss:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Net loss	$(2,533,519)	$(4,652,508)	$(8,718,879)	$(14,866,909)
Cumulative translation adjustment	(1,895)	(16,941)	(5,882)	(27,497)

Total comprehensive loss	$(2,535,414)	$(4,669,449)	$(8,724,761)	$(14,894,406)

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Net loss, as reported	$(2,533,519)	$(4,652,508)	$(8,718,879)	$(14,866,909)
Add: Amortization of stock option
compensation expense	--	2,535	--	7,605
Deduct: Total stock-based employee
compensation expense under fair value
based method	(367,265)	(534,894)	(1,288,122)	(1,420,713)

Pro forma net loss	$(2,900,784)	$(5,184,867)	$(10,007,001)	$(16,280,017)

Loss per share:
Basic and diluted - as reported	$(0.10)	$(0.19)	$(0.36)	$(0.61)

Basic and diluted - pro forma	$(0.12)	$(0.21)	$(0.41)	$(0.67)

Reclassifications

        Certain reclassifications have been made in prior years’ financial statements to conform to classifications used in the current year.

2.     Inventory

        Inventory, at average cost, consists of the following:

	September 30, 2003	December 31, 2002
Raw materials	$870,587	$856,108
Work in process	238,292	291,118
Finished goods	1,014,868	1,069,194

Total inventory	$2,123,747	$2,216,420

EDEN BIOSCIENCE CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3.     Property and Equipment

        Property and equipment, at cost, consists of the following:

	September 30, 2003	December 31, 2002
Equipment	$12,690,166	$12,759,251
Equipment under capital leases	219,012	478,565
Leasehold improvements	11,563,408	11,415,694

	24,472,586	24,653,510
Less accumulated depreciation and amortization	(7,190,901)	(6,242,601)

Net property and equipment	$17,281,685	$18,410,909

        The Company recorded depreciation and amortization of $495,966 and $676,862 for the three months ended September 30, 2003 and 2002, respectively, and $1,656,035 and $2,189,714 for the nine months ended September 30, 2003 and 2002, respectively.

4.     Accrued Liabilities

        Accrued liabilities consist of the following:

	September 30, 2003	December 31, 2002
Compensation and benefits	$311,412	$751,540
Warranty	228,021	331,059
Research and development field trial expenses	202,201	604,068
Sales allowances and marketing expenses	193,462	1,170,657
Facility costs	139,678	426,889
Other	80,030	343,358

Total accrued liabilities	$1,154,804	$3,627,571

5.     Warranty Liability

        The Company records, at the time revenues are recognized, a liability for warranty claims based on a percentage of sales. The warranty accrual percentage, which has ranged between zero and five percent, and warranty liability are reviewed periodically and adjusted as necessary, based on historical experience, the results of product quality testing and future expectations. The following table summarizes changes to the Company’s warranty liability during the nine months ended September 30, 2003:

Balance at December 31, 2002	$331,059
Payments and other settlements	(41,071)
Accruals, net of changes in estimate of liability	(61,967)

Balance at September 30, 2003	$228,021

6.     Stock Options and Warrants

        The following table summarizes stock option activity since December 31, 2002:

Number of Options
Balance at December 31, 2002	1,868,452
Options granted	1,153,000
Options cancelled	(526,051)
Options exercised	(32,200)

Balance at September 30, 2003	2,463,201

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

        As of September 30, 2003, the Company had warrants outstanding to purchase 232,217 shares of its common stock. No warrants to purchase shares of the Company’s common stock were issued during the nine-month period ended September 30, 2003.

7.     Major Customers

        Net product sales to the following distributors accounted for more than ten percent of net revenues for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Customer A	$53,800	$--	$363,200	$--
Customer B	--	**	182,400	**
Customer C	--	--	167,600	**
Customer D	--	27,700	**	**
Customer E	--	--	--	195,000
Customer F	**	--	**	191,200
Customer G	--	--	--	164,700
Customer H	20,500	--	**	**
Customer I	--	21,900	--	**
Customer J	--	7,400	--	**
** Less than ten percent.

8.     Restructuring Charges and Other Costs

        The Company recorded aggregate restructuring costs of $160,082 in the nine months ended September 30, 2003 and $534,769 in the year ended December 31, 2002 for severance and other costs associated with workforce reductions that occurred during those periods. The following table summarizes changes to the Company’s restructuring charge liability during the nine months ended September 30, 2003:

Balance at December 31, 2002	$56,534
Accrual for additional restructuring charges	160,082
Payments and other reductions	(216,616)

Balance at September 30, 2003	$--

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

EDEN BIOSCIENCE CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Initial measurement of obligation	$129,093
Accretion expense for periods prior to January 1, 2003	34,821
Accretion expense for the nine months ended September 30, 2003	15,357

Balance at September 30, 2003	$179,271

        Pro forma net losses for the years ended December 31, 2002 and 2001, assuming retroactive application of SFAS No. 143, would be as follows:

	Year Ended December 31,
	2002	2001
Net loss, as reported	$(23,505,567)	$(23,714,967)
Accretion and depreciation expense	(32,792)	(30,716)

Pro forma net loss, assuming retroactive application of SFAS No. 143	$(23,538,359)	$(23,745,683)

        The pro forma balance of the asset retirement obligation liability, assuming that SFAS No. 143 had been adopted prior to the quarter ended September 30, 2002 (the earliest period presented), would be $163,913 at December 31, 2002, $159,093 at September 30, 2002 and $145,465 at December 31, 2001.

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

Overview

        We are a plant technology company focused on developing, manufacturing and marketing innovative natural protein-based products for agriculture. We have a fundamentally new, patented and proprietary technology that we believe enhances plant health and improves crop production and plant protection. We believe our technology and products provide growers with valuable benefits by increasing crop yields, quality and shelf-life, improving the plant’s ability to withstand diseases and other environmental stresses and enhancing the utilization of foliar nutrients.

        We have incurred significant operating losses since inception. We incurred net losses of $23.5 million in 2002 and $23.7 million in 2001. As of September 30, 2003, we had an accumulated deficit of $94.6 million. We incurred net losses of $8.7 million and $14.9 million for the nine months ended September 30, 2003 and 2002, respectively. Total operating expenses were $10.4 million for the nine months ended September 30, 2003, a decrease of $6.7 million from $17.1 million in the nine months ended September 30, 2002. We expect to incur significant additional net losses as we proceed with the commercialization of Messenger, Messenger STS™ and Employ™ and the development of new products and technologies.

Results of Operations

Three Months and Nine Months Ended September 30, 2003 and 2002

Revenues

        We generated our first product sales in August 2000. Product sales to date have resulted from sales of Messenger, primarily to distributors in the United States. Revenues from product sales are recognized when (a) the product is delivered to independent distributors or other customers, (b) we have satisfied all of our significant obligations and (c) any acceptance provisions or other contingencies have been satisfied. We do not offer product-return rights. Product sales are reported net of applicable sales allowances, as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Gross product sales	$105,409	$65,239	$1,435,295	$2,166,160
Sales allowances	(2,876)	(5,355)	(63,539)	(478,740)
Elimination of previously recorded
sales allowance liabilities	--	--	126,301	--

Product sales, net of sales allowances	$102,533	$59,884	$1,498,057	$1,687,420

        Gross product sales for the third quarter of 2003 totaled $105,000, an increase of $40,000 (62%) from $65,000 in the comparable quarter of 2002. Gross product sales for the first nine months of 2003 totaled $1.4 million, a decrease of $731,000 (33%) from $2.2 million for the same period in 2002. Sales in the first nine months of 2003 were made to 30 distributors, three of which accounted for an aggregate of 48% of net product sales. Sales in the first nine months of 2002 were made to 24 distributors, three of which accounted for an aggregate of 33% of net product sales. Sales in the quarters ended September 30, 2003 and 2002 continued to be negatively impacted by high levels of inventory held by distributors, the continuing challenges of commercializing a fundamentally new technology and product and the lagging U.S. economy. We expect these conditions to continue at least for the remainder of this year, which we expect will adversely impact our commercialization efforts and sales of Messenger and our two new products.

        Sales to consumers in the home and garden market in the United States totaled $50,000 in the nine months ended September 30, 2003, or 3% of net product sales for the period. No sales to consumers in the home and garden market were recorded in the nine months ended September 30, 2002. We do not expect sales in this market to be significant in the remainder of 2003.

        Foreign sales to customers in Europe and Central America totaled $28,000 in the nine months ended September 30, 2003, or 2% of net product sales for the period. No foreign sales were recorded in the nine months ended September 30, 2002. We do not expect foreign sales to be significant in the remainder of 2003.

        In the first nine months of 2003, we shipped 377,000 ounces of Messenger to our distributors, compared to 477,000 ounces in the first nine months of 2002, a decrease of 100,000 ounces (21%). Based on information received from distributors, we estimate that our distributors sold approximately 75,000 ounces to growers in the third quarter of 2003, a decrease of approximately 68,000 ounces (48%) from approximately 143,000 ounces in the third quarter of 2002. For the first nine months of 2003, we estimate that our distributors sold approximately 497,000 ounces to growers, a decrease of approximately 114,000 ounces (19%) from approximately 611,000 ounces in the first nine months of 2002. We estimate that inventory held by distributors at September 30, 2003 was approximately 515,000 ounces, which we believe is high. We do not expect distributors that hold significant inventories of Messenger to place additional orders for Messenger until their current inventories are reduced and, therefore, we expect sales to distributors in the remainder of this year to be minor. One of our primary objectives in 2003 and 2004 is to continue working with distributors to significantly reduce their inventories of Messenger.

        In February 2003, we negotiated with one of our distributors a compromise settlement whereby we paid $250,000 to settle unpaid accrued sales allowances and an uncollected account receivable. As part of the settlement agreement and mutual release, we accepted approximately 232,000 ounces of Messenger from that distributor. We do not anticipate entering into any additional such agreements.

        During third quarter 2003, we conducted an in-depth analysis of Messenger’s pricing and performance in comparison to that of other key products used by growers. This study suggests that the most significant factor in explaining the slow adoption rate of Messenger is the relationship of our price to other similarly priced chemical and non-chemical inputs. In September, with the cooperation of our retailers, we instituted a “buy one, get one free” program at the grower level that runs through the end of the year. This program provides us the opportunity to observe the effect of lower pricing in certain target markets this fall. We plan to use the information obtained from our pricing study, grower and distributor feedback, and the fall promotion to make final pricing decisions for the 2004 season. We will be introducing a new and improved formulation of Messenger early next year, trade named Messenger STS, and we expect that it will be priced significantly below the current price of Messenger. This will allow us to price toward the median crop input cost in our targeted crops and expand the attractiveness of our offer in other crops. We will also be introducing a new product, trade named Employ, for use in nutritional applications in the fourth quarter of this year.

        Once we determine our 2004 pricing, we will work with our distributors to reduce the average cost of their existing Messenger inventories. We expect to accomplish this through delivery of our existing and future products to distributors in the first quarter of 2004. We expect that some of this product will be delivered at no cost to distributors and we do not, therefore, expect to recognize any revenues in relation to such product. This will substantially increase channel inventory in the immediate term but will, we believe, significantly improve our growth rate and our sales to distributors over the medium term.

        Due to the growing seasons of our targeted crops, we expect grower usage of our products to be highly seasonal. Based on the recommended application timing in our targeted crops and information received from our distributors, we expect the second quarter of each year to be the most significant period of use. Our product sales to distributors are also expected to be seasonal. However, actual timing of orders received from distributors will depend on many factors, including the amount of our products in distributors’ inventories.

Sales Allowances

        Sales allowances represent allowances granted to independent distributors for sales and marketing support, product warehousing and delivery and information exchange and are estimated based on the terms of the distribution agreements. Sales allowances are accrued when the related product sales are recognized and are paid in accordance with the terms of the then-current distributor program agreements. Distributor program agreements expire annually, generally on December 31. Prior to 2003, sales allowances were paid when the distributors sold the product and reported the sales data to the Company, generally on a quarterly basis. Previously accrued sales allowances totaling approximately $546,000 related to Messenger inventory held by distributors at December 31, 2002 were paid in the first quarter of 2003. We expect that sales allowances related to 2003 sales will be paid in 2003 and early 2004, upon submission by distributors of annual sales data.

        Beginning in 2003, we made several changes to our distributor program. We reduced both the cost of Messenger to our distributors and the sales allowance they will receive, thereby lowering the necessary working capital investment by distributors who maintain inventories of Messenger. As a result of these changes, sales allowances related to gross sales during the three months ended September 30, 2003 totaled $3,000 (3% of gross product sales), compared to $5,000 (8% of gross product sales) in the comparable period of 2002. Sales allowances related to gross sales during the nine months ended September 30, 2003 totaled $64,000 (4% of gross product sales), compared to $479,000 (22% of gross product sales) in the same period in 2002. We expect sales allowances to average between three and five percent of gross product sales for the remainder of 2003. Estimated sales allowance liabilities recognized in prior years totaling $126,000 will not be paid because of changes in distributor programs implemented in 2003 and actual amounts earned by distributors being less than amounts previously estimated.

Cost of Goods Sold

        Cost of goods sold consists primarily of the cost of Messenger sold to distributors, idle capacity charges, inventory cost reductions and write-offs and the cost of Messenger used for promotional purposes. Cost of goods sold was $308,000 in the third quarter of 2003, compared to $374,000 in the third quarter of 2002. This decrease was primarily due to a reduction in the estimated warranty liability. For the first nine months of 2003, cost of goods sold was $1.5 million, compared to $2.1 million for the same period in 2002. This decrease resulted primarily from lower product sales in 2003 compared to 2002, a reduction in the estimated warranty liability and a reduction in Messenger used for promotional purposes. We expect to continue incurring idle capacity charges in the future.

        Our inventory includes approximately 504,000 ounces of Messenger that was manufactured more than two years ago. In addition, we estimate that distributors own approximately 515,000 ounces of Messenger that was manufactured more than two years ago. Due to the age of this inventory, we are conducting limited re-testing of

Messenger samples produced in 2000 and 2001. During the first nine months of 2003, we voluntarily recalled and replaced approximately 10,000 ounces of Messenger owned by distributors that our limited re-testing indicated had degraded below our quality control standards. If our limited re-testing program indicates that additional material has degraded below our quality standards, we may have to record inventory write-downs and replace any such product owned by distributors or growers.

Research and Development Expenses

        Research and development expenses consist primarily of personnel, field trial, laboratory, regulatory, patent and facility expenses. Research and development expenses decreased $1.5 million (60%) from $2.5 million in the third quarter of 2002 to $983,000 in the same quarter of this year. For the first nine months of 2003, research and development costs were $4.0 million, a decrease of $4.2 million (51%) from $8.2 million in the same period last year. This decrease was primarily due to lower spending on personnel costs, field trials, facility costs (including depreciation) and travel. Research and development costs in the quarter ended September 30, 2003 were approximately 35% lower than average research and development costs in the first and second quarters of 2003, primarily as a result of the staff reduction that occurred during second quarter 2003.

Selling, General and Administrative Expenses

        Selling, general and administrative expenses consist of payroll and related expenses for sales and marketing, executive and administrative personnel; advertising, marketing and professional fees; and other corporate expenses. Selling, general and administrative expenses decreased $559,000 (28%) from $2.0 million in the third quarter of 2002 to $1.4 million in the same quarter of 2003. For the first nine months of 2003, selling, general and administrative expenses were $4.9 million, a decrease of $1.9 million (28%) from $6.8 million in the same period last year. The majority of this decrease occurred in the United States and resulted primarily from reductions in personnel, advertising and marketing costs. Compared to average costs in the first and second quarters of 2003, company-wide selling, general and administrative costs in the third quarter of this year were lower by approximately 18%.

        In April 2003, we subleased to a third party approximately 7,300 square feet of additional office space in our headquarters in Bothell, Washington. Due to declines in the real estate market, the rent we will receive is less than the rent we will pay on the subleased space. As a result, we recorded in selling, general and administrative expenses a $235,000 loss on the sublease in April 2003. In September 2003, we recorded an additional loss of approximately $134,000 on this sublease as a result of a reduction in the amount of rental income expected to be received over the term of the sublease.

Interest Income

        Interest income consists of earnings on our cash and cash equivalents. Interest income decreased $108,000 (64%) from $170,000 in the third quarter of 2002 to $62,000 in the same quarter of this year. For the first nine months of 2003, interest income was $234,000, down $349,000 (60%) from $583,000 in the same period last year. This decrease was due primarily to significantly lower average cash balances available for investment in the current year and interest rate reductions that occurred in the past year.

Interest Expense

        Interest expense consists of interest we pay on capital leases used to finance certain equipment purchases. Interest expense decreased $7,000 from $8,000 in the third quarter of 2002 to $1,000 in the same quarter of this year. For the first nine months of 2003, interest expense was $8,000, down $23,000 from $31,000 in the same period last year. This decrease was due to reduced leasing activity and lower average principal balances as we pay down our existing capital lease obligations.

Income Taxes

        We have generated a net loss from operations in each period since we began doing business. As of December 31, 2002, we had accumulated approximately $78.8 million of net operating loss carryforwards for federal income tax purposes. These carryforwards expire between 2009 and 2022. Our foreign tax net operating loss carryforwards totaled $6.7 million at December 31, 2002 and expire in 2006 and 2007. The annual use of these net operating loss carryforwards may be limited in the event of a cumulative change in ownership of more than 50%.

Liquidity and Capital Resources

        At September 30, 2003, our cash and cash equivalents totaled $21.9 million, a decrease of $8.8 million from the $30.7 million balance at December 31, 2002. Prior to October 2000, we financed our operations primarily through the private sale of our equity securities, which resulted in net proceeds of approximately $36.5 million through September 30, 2000. In October 2000, we received approximately $91.5 million in net proceeds from the initial public offering of 6,670,000 shares of our common stock. To a lesser extent, we have financed our equipment purchases through lease financings.

        Net cash used in operations decreased $4.4 million (33%) from $13.2 million in the first nine months of 2002 to $8.8 million in the same period of 2003. Net cash used in operations in the first nine months of 2003 resulted primarily from a net loss of $7.0 million, after adding back depreciation expense of $1.7 million, and fluctuations in various asset and liability balances totaling $2.0 million. We expect that net cash used in operations will continue to be significant.

        Investing activities used cash of $9,000 in the first nine months of 2003 and $180,000 in the first nine months of 2002. This reduction is due primarily to proceeds from the disposal of equipment in 2003. Net cash used in financing activities decreased $15,000 (26%) from $57,000 in the first nine months of 2002 to $42,000 in the same period of 2003. The primary use of funds in 2003 was to pay down principal on our outstanding capital leases, offset by proceeds of $47,000 from the issuance of shares of our common stock.

        We conduct our operations in three primary functional currencies: the U.S. dollar, the European Union euro and the Mexican peso. Historically, neither fluctuations in foreign exchange rates nor changes in foreign economic conditions have had a significant impact on our financial condition or results of operations. We currently do not hedge our foreign currency exposures and are therefore subject to the risk of exchange rate fluctuations. We may invoice our international customers in U.S. dollars, euros and Mexican pesos, as the case may be. We are exposed to foreign exchange rate fluctuations as the financial results of foreign subsidiaries are translated into U.S. dollars in consolidation. Foreign exchange rate fluctuations did not have a material impact on our financial results in the three-month or nine-month periods ended September 30, 2003 or 2002.

        The following are our contractual obligations as of September 30, 2003:

	Payments Due by Period
	(in thousands)

	Total	Less Than 1 Year	1-3 Years	4-5 Years	More Than 5 Years

Capital lease obligations, including interest	$40	$23	$17	$--	$--
Operating lease obligations	12,163	1,881	3,694	2,975	3,613

Total	$12,203	$1,904	$3,711	$2,975	$3,613

        Our operating expenditures have been significant since inception. We currently anticipate that our operating expenses will significantly exceed net product sales and that net losses and working capital requirements will consume a material amount of our cash resources. If net product sales do not significantly increase in the near term, we will have to reduce our operating expenses. Our future capital requirements will depend on the success of our operations. We believe that the balance of our cash and cash equivalents at September 30, 2003 will be sufficient to meet our anticipated cash needs for net losses, working capital and capital expenditures for at least the next 24 months.

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

Critical Accounting Policies, Estimates and Judgments

        Our critical accounting policies are more fully described in Note 1 to our consolidated financial statements included in our most recent Annual Report on Form 10-K, which was filed with the Securities and Exchange Commission on March 27, 2003. Certain of our accounting policies require the application of significant judgment by management in selecting the appropriate assumptions for calculating financial estimates. By their nature, these judgments are subject to an inherent degree of uncertainty. These judgments are based on historical experience, terms of existing contracts, commonly accepted industry practices, information provided by our customers and other assumptions that we believe are reasonable under the circumstances. Our estimates and assumptions are reviewed periodically and the effects of revisions are reflected in the consolidated financial statements in the period in which they are determined to be necessary. Actual results may differ from these estimates under different assumptions or conditions. Our critical accounting policies and estimates include:

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

        Sales allowances represent allowances granted to independent distributors for sales and marketing support, product warehousing and delivery and information exchange and are based on the terms of the distribution agreements. Sales allowances are accrued when the related product sales are recognized and are paid in accordance with the terms of the then-current distributor program agreements. Distributor program agreements expire annually, generally on December 31. Prior to 2003, sales allowances were paid when the distributors sold the product and reported the sales data to us, generally on a quarterly basis. Sales allowances related to 2003 sales will be paid in 2003 and early 2004, upon submission by distributors of annual sales data.

        We also record, at the time revenue is recognized, a liability for warranty claims based on a percentage of sales. The warranty accrual percentage, which has ranged between zero and five percent, and warranty liability are reviewed periodically and adjusted as necessary, based on historical experience, the results of product quality testing and future expectations.

Accounts Receivable and Allowance for Doubtful Accounts

        Accounts receivable balances are reported net of related sales allowances. In determining the adequacy of the allowance for doubtful accounts, we consider a number of factors, including the aging of the accounts receivable portfolio, customer payment trends, the financial condition of our customers, historical bad debts and current economic trends. Based upon our analysis of outstanding net accounts receivable at September 30, 2003, no allowance for doubtful accounts was recorded.

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

Valuation of Property and Equipment

        We periodically review the carrying values of our property and equipment to determine whether such assets have been impaired. An impairment loss must be recorded pursuant to SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” when the undiscounted net cash flows to be realized from the use of such assets are less than their carrying value. The determination of undiscounted net cash flows requires us to make many estimates, projections and assumptions, including the lives of the assets, future sales and expense levels, additional capital investments or expenditures necessary to maintain the assets, industry market trends and general and industry economic conditions. During 2002, we wrote off $1.0 million of leasehold improvements and equipment directly related to approximately 34,300 square feet of laboratory and office space subleased to another company. Based upon our analysis of net cash flows to be realized from our remaining investments in property and equipment, no additional impairment loss was recorded. Changes in the factors listed above or other factors could result in significantly different cash flow estimates and an impairment charge.

Loss on Facility Subleases

        We have entered into agreements to sublease approximately 41,600 square feet of laboratory and office space to other companies. In determining the loss on these facility subleases, we considered a number of factors, including the financial condition of the subtenants, the subtenants’ investments in improvements and the amounts of security deposits. Based on our analysis, we estimate that rents will be collected and that one subtenant will exercise a three-year extension option. Changes in the factors above or other factors could result in a significant increase in the loss.

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

        In November 2002, the FASB issued Interpretation No. 45 (“FIN 45”), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others, an interpretation of FASB Statements No. 5, 57 and 107 and a rescission of FASB Interpretation No. 34.” FIN 45 elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees issued. FIN 45 also clarifies that a guarantor is required to recognize, at inception of a guarantee, a liability for the fair value of the obligation undertaken. The initial recognition and measurement provisions of FIN 45 are applicable to guarantees issued or modified after December 31, 2002. The disclosure requirements are effective for financial statements of interim and annual periods ended after December 15, 2002. The disclosure modifications required for interim and annual periods ended after December 15, 2002 are included in the notes to the unaudited condensed consolidated financial statements included in this quarterly report.

        In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure, an Amendment of FASB Statement No. 123.” SFAS No. 148 amends FASB Statement No. 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of Statement No. 123 to require more prominent disclosures in both annual and interim financial statements. Certain of the disclosure modifications are required for fiscal years ended after December 15, 2002 and are included in the notes to the unaudited condensed consolidated financial statements included in this quarterly report.

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

We currently depend on three products and our development and commercialization of those products may not be successful.

        For the immediately foreseeable future we will be dependent on the successful development and commercialization of three products, Messenger, Messenger STS and Employ, which are based on a new technology. While Messenger has been subject to numerous field tests on a wide variety of crops with favorable results, we have had only limited sales of Messenger since its introduction in August 2000, and Messenger could prove to be commercially unsuccessful. We plan to introduce Employ in November 2003 and Messenger STS in early 2004. These two new products are unproven and could prove to be commercially unsuccessful. Our products may not prove effective or economically viable for all crops or markets. In addition, because our products have not been put to widespread commercial use over significant periods of time, no assurance can be given that adverse consequences might not result from their use, such as soil or other environmental degradation, the development of negative effects on animals or plants or reduced benefits in terms of crop yield or protection.

        The markets for our products and other harpin-based products we may develop are unproven. Messenger has not gained, and may not gain, commercial acceptance or success. Messenger STS and Employ may not gain commercial acceptance or success. If we are unable to successfully achieve broad market acceptance of our products, we may not be able to generate enough product revenues in the future to achieve profitability. A variety of factors will determine the success of our market development and commercialization efforts and the rate and extent of market acceptance of our products, including our ability to implement and maintain an appropriate pricing policy and general economic conditions in agricultural markets, including commodity prices, climatic conditions and the extent that growers, regulatory authorities and the public accept new agricultural practices and products developed through biotechnology.

We have experienced limited grower usage of Messenger, and independent distributors hold significant inventories of Messenger.

        Based on information received from distributors, we estimate that distributors sold 66,000 ounces of Messenger in 2000, 596,000 ounces in 2001 and 684,000 ounces in 2002. During the first nine months of 2003, we estimate that distributors sold 497,000 ounces to growers, compared to 611,000 ounces in the same period of 2002, a decrease of 19%. We estimate that inventory held by distributors at September 30, 2003 was approximately 515,000 ounces, which we believe is high. We expect that the amount of inventory held by distributors will increase significantly in the immediate term as we send distributors additional free product to lower the average cost of their year-end Messenger inventories. We do not expect distributors that hold significant inventories of Messenger to place additional orders for Messenger until their current inventories are reduced, which will adversely affect our sales and results of operations.

Inability to develop adequate sales and marketing capabilities could prevent us from successfully commercializing our current products and other products we may develop.

        We currently have limited sales and marketing experience and capabilities. Our internal sales and marketing staff consist primarily of sales and marketing specialists who are trained to educate growers and independent distributors on the uses and benefits of our products. We will need to further develop our sales and marketing capabilities in order to enhance our commercialization efforts, which will involve substantial costs. These specialists require a high level of technical expertise and knowledge regarding our products’ capabilities and other plant protection and yield enhancement products and techniques. We cannot assure you that our specialists and other members of our sales and marketing team will successfully compete against the sales and marketing operations of our current and future competitors that may have more established relationships with distributors, retailers and growers. Failure to recruit, train and retain important sales and marketing personnel, such as our sales and marketing specialists, or the inability of new sales and marketing personnel to effectively market and sell our products and other products we may develop, could impair our ability to gain market acceptance of our products and cause our sales to suffer.

We have a history of losses since inception, we expect to continue to incur losses and we may not achieve or sustain profitability.

        We have incurred operating losses in each quarter since inception and we expect to continue to incur further operating losses for the foreseeable future. From our inception in July 1994 to September 30, 2003, we have accumulated a deficit of $94.6 million. For the years ended December 31, 2002, 2001 and 2000, we had net losses of $23.5 million, $23.7 million and $15.7 million, respectively. For the nine months ended September 30, 2003 we had a net loss of $8.7 million. To date, our revenues have been limited. We expect our future revenues to come primarily from the sale of Messenger, Messenger STS and Employ, and these sales are highly uncertain. For example, there were no sales of Messenger in the fourth quarter of 2001, annual net sales decreased from $3.5 million in 2001 to $1.9 million in 2002 and we expect sales for the remainder of 2003 to be minor.

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

        If net product sales do not significantly increase in the near term, we will have to reduce our operating expenses. Our future capital requirements will depend on the success of our operations. We believe that the balance of our cash and cash equivalents at September 30, 2003 will be sufficient to meet our anticipated cash needs for net losses, working capital and capital expenditures for at least the next 24 months.

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

If our ongoing or future field trials are unsuccessful, we may be unable to achieve market acceptance or obtain regulatory approval of our current products or any other products we may develop.

        The successful completion of multiple field trials in domestic and foreign locations on a wide variety of crops is critical to the success of our product development and marketing efforts. If our ongoing or future field trials are unsuccessful or produce inconsistent results or adverse side effects, or if we are unable to collect reliable data, regulatory approval of our current products or any other products we may develop could be delayed or withheld or we may be unable to achieve market acceptance of these products. Although we have conducted successful field trials on a broad range of crops, we cannot be certain that additional field trials conducted on a greater number of acres, or on crops for which we have not yet conducted field trials, will be successful. Moreover, the results of our ongoing and future field trials are subject to a number of conditions beyond our control, including weather-related events such as droughts and floods, severe heat and frost, hail, tornadoes and hurricanes. Generally, we pay third parties, such as growers, consultants and universities, to conduct our field trials for us. Incompatible crop treatment practices or misapplication of the product by third parties could interfere with the success of our field trials.

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

        Messenger is currently being stored in large quantities under various conditions by us and by distributors. This material was manufactured in 2000, 2001 and 2002. We have conducted laboratory studies that indicate Messenger is stable for at least two years under our recommended storage conditions and the results of recently completed re-testing of Messenger manufactured in 2000 indicate that it is stable for more than three years. No assurance can be given, however, that actual storage conditions will not cause Messenger’s quality to degrade over a shorter time period.

The inventory of Messenger held by us and by distributors is aging and may not meet our quality standards, which could adversely affect market acceptance of Messenger or our results of operations.

        Our inventory includes approximately 504,000 ounces of Messenger that was manufactured more than two years ago. In addition, we estimate that distributors own approximately 515,000 ounces of Messenger that was manufactured more than two years ago. Due to the age of this inventory, we conducted limited re-testing of Messenger samples produced in 2000 and 2001. During the first nine months of 2003, we voluntarily recalled and replaced approximately 10,000 ounces of Messenger owned by distributors that our limited re-testing indicated had degraded below our quality control standards.

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

        We intend to rely on independent distributors and retailers of agri-chemicals to distribute and assist with the marketing and sale of our current products and any other products we may develop. We have engaged several independent distributors and retailers for the distribution and sale of Messenger. Our future revenue growth will depend in large part on our success in establishing and maintaining these sales and distribution channels. We are in the early stages of developing our distribution network and we may be unable to establish or maintain these relationships in a timely or cost-effective manner. Moreover, we cannot assure you that the distributors and retailers on which we rely will focus adequate resources on selling these products or will be successful in selling them. Many of our potential distributors and retailers are in the business of distributing and sometimes manufacturing other, possibly competing, plant protection and yield enhancement products and may perceive our products as a threat to various product lines currently being manufactured or distributed by them. In addition, the distributors may earn higher margins by selling competing products or combinations of competing products. If we are unable to establish or maintain successful relationships with independent distributors and retailers, we will need to further develop our own distribution and sales and marketing capabilities, which would be expensive and time-consuming and the success of which would be uncertain.

        Three distributors accounted for an aggregate of 48% of our net revenue in the nine months ended September 30, 2003 and two distributors accounted for an aggregate of 21% of our net sales revenue in all of 2002. If any distributor that purchases a significant amount of our products were to discontinue purchasing Messenger at any time, our sales would be adversely affected. In addition, the failure of any of these distributors, or of any other distributor to which we extend a significant amount of credit, to pay its account, now or in the future, may harm our operating results.

Inability to obtain regulatory approvals, or to comply with ongoing and changing regulatory requirements, could delay or prevent sales of our current products or any other products we may develop.

        The field testing, manufacture, sale and use of plant protection and yield enhancement products, including Messenger, Messenger STS and other products we may develop, are extensively regulated by the EPA and/or state, local and foreign governmental authorities. These regulations substantially increase the cost and time associated with bringing our current products and any other products we may develop to market. If we do not receive the necessary governmental approvals to test, manufacture and market these products, or if the regulatory authorities revoke our approvals or grant them subject to restrictions on their use, we may be unable to sell these products and our business may fail.

        We are also required to obtain regulatory approval from certain state and foreign regulatory authorities before we market our products in those jurisdictions. Some of these jurisdictions may apply different criteria than the EPA in connection with their approval processes. Although we are authorized to sell Messenger in 48 states for use on virtually all crops for crop production and disease management, and in California for use on citrus and tomato for yield enhancement and on strawberries, citrus, grapes and fruiting vegetables, such as tomatoes and peppers, for disease management, we have not received approval for Messenger in Colorado or for use on other crops in California. We have also received authorization to sell Messenger or are exempt from formal authorization requirements in at least 26 foreign countries, including China, Germany, Mexico and six Central American countries. Our registration in China is temporary and limited to the sale of Messenger for use on tomatoes, peppers, tobacco, cotton and rapeseed. The EPA has approved the use of Messenger STS and we are currently in the process of obtaining state and foreign registrations for this product, but there can be no assurance that such registration will be obtained on acceptable terms.

        Employ is not a pesticide and is not regulated by the EPA. However, several states and foreign governments regulate this product as a plant amendment or soil conditioner and some of these states and foreign regulatory authorities require the submission and review of performance data and other information prior to granting their approval. We are authorized to sell Employ in 27 states and no foreign countries. However, there can be no assurance that we will obtain approval to sell Employ in other states or foreign countries.

        If we significantly modify our current products’ design as a result of our ongoing research and development projects, additional EPA and other regulatory approvals may be required. Moreover, we cannot assure you that we will be able to obtain approval for marketing additional harpin-based products or product extensions that we may develop. For example, while the EPA has in place a registration procedure for products such as Messenger that is streamlined in comparison to the registration procedure for chemical pesticides, there can be no assurance that all of our products or product extensions will be eligible for the streamlined procedure or that the EPA will not impose additional requirements that could make the procedure more time-consuming and costly for any future products we may develop.

        Even if we obtain all necessary regulatory approvals to market and sell our current products and any other products we may develop, these products will be subject to continuing review and extensive regulatory requirements. The EPA, as well as state and foreign governmental authorities, could withdraw a previously approved product from the market upon discovery of new information, including an inability to comply with regulatory requirements or the occurrence of unanticipated problems with the product, or for other reasons. In addition, federal, state and foreign regulations relating to crop production and protection products developed through biotechnology are subject to public concerns and political circumstances and, as a result, regulations have changed and may change substantially in the future. These changes may result in limitations on the manufacturing, marketing or use of our current products or any other products we may develop and commercialize.

Inability to satisfy the conditions of our California registration for strawberries, citrus and tomato could limit or prevent sales of Messenger in that state.

        Our registration to sell Messenger in California for use on strawberries for disease management is conditioned on the requirement that we submit data from several additional studies within various required timeframes ended on March 31, 2003. We have submitted additional data and are currently awaiting a response. Our California registration for use on citrus and tomato for yield enhancement, granted in March 2003, is conditioned on the requirement that we submit data from several additional studies within various required timeframes ending on December 31, 2005. There are no conditions on our registration to sell Messenger in California for use on citrus, fruiting vegetables and grapes for disease management. As required by the California registration for use on strawberries, we submitted the results of six additional strawberry field trials in December 2001, other information in March 2002 and the results of another six strawberry field trials in July 2002. In July 2003, we submitted to the California Department of Pesticide Regulation (the “CDPR”) a summary of all of the strawberry trials conducted in support of the conditional registration in accordance with the conditions of our strawberry registration and subsequent discussions with the CDPR. We expect to submit the results of additional citrus and tomato field trials at various required timeframes through 2005, in accordance with our registration. If we are unable to conduct the studies required by the CDPR in a timely manner, or if the results of the studies are unacceptable to the CDPR, they may not allow the continued use of Messenger in California on strawberries, or on citrus or tomatoes for yield enhancement, or they may impose limitations on this use of Messenger, which could have a negative impact on our sales. The CDPR has approved Messenger STS as an alternate product formulation, and as such, its use is subject to the same limits and conditions as Messenger. Because EPA and state approvals are required for commercial sales of our current products, the loss of any of these approvals for any reason would prevent further sales of Messenger in the affected state or nationwide.

The high level of competition in our market may result in price reductions, reduced margins or the inability of our products to achieve market acceptance.

        The market for plant protection and yield enhancement products is intensely competitive, rapidly changing and undergoing consolidation. We may be unable to compete successfully against our current or future competitors, which may result in price reductions, reduced margins or the inability to achieve market acceptance of our current products or any other products we may develop.

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

        Our harpin and harpin-related technology is new, in an early stage of development and commercially unproven. It may take years and significant capital investment to develop viable enhancements of our current products or any new products we may develop based on our harpin and harpin-related technology. Risks inherent in the development of products based on innovative technologies include the possibility that:

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

        Our operating results for a particular quarter or year are likely to fluctuate, which could result in uncertainty surrounding our level of sales and earnings and possibly result in a decrease in our stock price. For example, there were no sales of Messenger in the fourth quarter of 2001 and annual net product sales decreased 45% from 2001 to 2002. Numerous other factors will contribute to the unpredictability of our operating results. In particular, our sales are expected to be highly seasonal. Sales of plant protection and yield enhancement products depend on planting and growing seasons, climatic conditions and economic and other variables, which we expect to result in substantial fluctuations in our quarterly sales and earnings. For example, weather-related events such as droughts and floods, severe heat and frost, hail, tornadoes and hurricanes could decrease demand for our products and any future products we may develop, and have an adverse impact on our operating results from quarter to quarter. In addition, most of our expenses, such as employee compensation and lease payments for facilities and equipment, are relatively fixed. Our expense levels are based, in part, on our expectations regarding future sales. As a result, any shortfall in sales relative to our expectations could cause significant changes in our operating results from quarter to quarter. Other factors may also contribute to the unpredictability of our operating results, including the amount of Messenger carried in inventory by independent distributors and retailers, the size and timing of significant customer transactions, the delay or deferral of customer use of our product and the fiscal or quarterly budget cycles of our customers. For example, customers may purchase large quantities of our products in a particular quarter to store and use over long periods of time, or time their purchases to coincide with the availability of capital, either of which may cause significant fluctuations in our operating results for a particular quarter or year.

We cannot assure you that our common stock will continue to be listed on the Nasdaq National Market, and delisting could further depress our stock price and make it more difficult for us to raise capital.

        On October 24, 2003, the closing price of our common stock was $0.95 per share. Our stock price could continue to decline or be subject to wide fluctuations. To maintain listing of our common stock on the Nasdaq National Market, we must continue to satisfy ongoing listing requirements, including consistently maintaining a minimum bid price for the common stock of $1.00 per share or more. If our common stock were to trade below the $1.00 minimum bid requirement for a period of 30 consecutive business days or more, or if we were to otherwise fail to meet Nasdaq’s ongoing listing criteria, Nasdaq could initiate delisting procedures at any time. If we were to lose our Nasdaq National Market status, we would likely seek listing of our common stock in the over-the-counter market, which is viewed by many investors as a less liquid marketplace. Among other things, our common stock may then constitute “penny stock,” which would place increased regulatory burden upon brokers, making them less likely to make a market in our stock. Loss of our Nasdaq National Market status could also make it more difficult for us to raise capital or complete acquisitions and would also complicate compliance with state “blue sky” laws.

International expansion will subject us to risks associated with international operations, which could adversely affect both our domestic and international operations.

        Our success depends in part on our ability to expand internationally as we obtain regulatory approvals to market and sell our current products and any other products we may develop in other countries. We have been conducting field trials in several international locations, and we have personnel in Europe to develop operations in that region. International expansion of our operations could impose substantial burdens on our resources, divert management’s attention from domestic operations or otherwise adversely affect our business. Furthermore, international operations are subject to several inherent risks, especially different regulatory requirements and reduced protection of intellectual property rights, that could adversely affect our ability to compete in international markets and could have a negative effect on our operating results.

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

Other companies may claim that we infringe their intellectual property or proprietary rights, which could cause us to incur significant expenses or be prevented from selling our current products or any other products we may develop in the future.

        Our success depends on our ability to operate without infringing the patents and proprietary rights of third parties. Product development is inherently uncertain in a rapidly evolving technological environment in which there may be numerous patent applications pending, many of which are confidential when filed, with regard to similar technologies. Future patents issued to third parties may contain claims that conflict with our patents. Although we believe that our current products do not infringe the proprietary rights of any third parties, third parties could assert infringement claims against us in the future. Any litigation or interference proceedings, regardless of their merit or outcome, would probably be costly and require significant time and attention of our key management and technical personnel. Litigation or interference proceedings could also force us to:

        •   stop or delay selling, manufacturing or using products that incorporate the challenged intellectual property;

        •   pay damages; or

        •   enter into licensing or royalty agreements that may be unavailable on acceptable terms.

If we do not adequately distinguish our products from genetically modified plants and products, public concerns over those products could negatively impact market acceptance of our products.

        Claims that the output of genetically modified plants is unsafe for consumption or that these plants pose a danger to the environment have led to public concerns and negative attitudes about genetically modified crops, particularly in Europe. We intend to distinguish our products and other topically applied harpin technologies from genetically modified plants and products. Our products are topically applied and do not modify the plant’s DNA. If the public or our customers perceive our products as products that genetically modify plants, market acceptance and registration of our products could be delayed, impaired or limited in countries with strong political resistance to genetically modified plants.

We may be exposed to product liability claims, which could adversely affect our operations.

        We may be held liable or incur costs to settle product liability claims if our current products or any products we may develop, or any products that use or incorporate any of our technologies, cause injury or are found unsuitable during product testing, manufacturing, marketing, sale or use. These risks exist even with respect to any products that have received, or may in the future receive, regulatory approval, registration or clearance for commercial use. We cannot guarantee that we will be able to avoid product liability exposure.

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

Rapid changes in technology could render our current products or any other products we may develop unmarketable or obsolete.

        We are engaged in an industry characterized by extensive research efforts and rapid technological development. Our competitors, many of which have substantially greater technological and financial resources than we do, may develop plant protection and yield enhancement technologies and products that are more effective than ours or that render our technology and products obsolete or uncompetitive. To be successful, we will need to continually enhance our current products and any other products we may develop and to design, develop and market new products that keep pace with new technological and industry developments.

Inability to comply with regulations applicable to our facilities and procedures could delay, limit or prevent our research and development or manufacturing activities.

        Our research and development and manufacturing facilities and procedures are subject to continual review and periodic inspection. To comply with the regulations applicable to these facilities and procedures, we must spend funds, time and effort in the areas of production, safety and quality control and assurance to help ensure full technical compliance. If the EPA or another regulator determines that we are not in compliance, regulatory approval of our current products or any other products we may develop could be revoked, delayed or withheld or we may be required to limit or cease our research and development or manufacturing activities or pay a monetary fine. If we were required to limit or cease our research and development activities, our ability to develop new products would be impaired. In addition, if we were required to limit or cease our manufacturing activities, our ability to produce our current products in commercial quantities would be impaired or prohibited, which could have an adverse effect on our sales.

Inability to produce a high quality product could impair our business.

        To be successful, we will have to manufacture our current products in large quantities at acceptable costs while also preserving high product quality. If we cannot maintain high product quality on a large scale, we may be unable to achieve market acceptance of our products and our sales would likely suffer. Moreover, we do not have back-up manufacturing systems and, as a result, the failure of any component required in the manufacturing process could delay or impair our ability to manufacture Messenger in the quantities that we may require.

        We intend to continue to make changes to our manufacturing processes and facilities in order to improve the efficiency and quality of our manufacturing activities. We cannot guarantee that we will be successful in this regard or that the changes we make will improve our manufacturing activities. We may encounter difficulties in the production of our current products or any future products we may develop, including problems involving manufacturing processes or yields, packaging, distribution, storage, quality control and assurance, shortages of qualified personnel or compliance with regulatory requirements. Even if we are successful in developing our manufacturing capability and processes, there can be no assurance that we will satisfy the requirements of our distributors or customers.

If third-party manufacturers fail to adequately perform, we could be unable to meet demand and our revenues could be impaired.

        When our manufacturing plant is operating, we depend on independent manufacturers for large-scale fermentation services and to perform certain other portions of our production process. We intend to engage additional third-party manufacturers as necessary to perform these processes. Any failure or delay in the ability of our current or any future manufacturers to provide us with material they produce could adversely affect our ability to produce our current products in the quantities necessary to satisfy the requirements of our distributors or customers, or could increase our costs associated with obtaining such materials. In addition, the time and resources that our current or future third-party manufacturers devote to our business are not within our control. We cannot ensure that our current or future third-party manufacturers will perform their obligations to meet our quality standards, that we will derive cost savings or other benefits from our relationships with them or that we will be able to maintain a satisfactory relationship with them on terms acceptable to us. Moreover, these manufacturers may support products that compete directly or indirectly with ours, or offer similar or greater support to our competitors. If any of these events were to occur, our business and operations could be adversely affected.

Inability to address strain on our resources caused by growth could result in ineffective management of our business.

        As we add manufacturing, marketing, sales, field development and other personnel, both domestically and internationally, during the commercialization of our current products, and expand our manufacturing and research and development capabilities, we expect that our operating expenses and capital requirements will increase. Our ability to manage growth effectively requires us to continue to expend funds to improve our operational, financial and management controls, reporting systems and procedures. In addition, we must effectively expand, train and manage our employee base. We will be unable to effectively manage our business if we are unable to timely and successfully alleviate the strain on our resources caused by growth in our business, which could adversely affect our operating results.

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

        Inability to retain our existing key management or technical personnel or to attract additional qualified personnel could, among other things, delay our sales, marketing, manufacturing and research and development efforts. Moreover, in our field, competition for qualified management and technical personnel is intense and many of the companies with which we compete for experienced personnel have greater financial and other resources than we do. As a result, we may be unable to recruit, train and retain sufficient qualified personnel.

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

        To date, of the net offering proceeds, we have used approximately $18.5 million to expand and enhance our manufacturing, research and development and administration facilities, and approximately $52.0 million for working capital and general corporate purposes. The remaining portion of the net offering proceeds has been invested in cash equivalent investments. Our use of the proceeds from the offering does not represent a material change in the use of proceeds described in the prospectus included as part of the Registration Statement.

Item 6. Exhibits and Reports on Form 8-K

        Exhibits 31.1 and 31.2 are being filed as part of this quarterly report on Form 10-Q. Exhibits 32.1 and 32.2 are being furnished with this quarterly report on Form 10-Q.

        (a)  Exhibits.

Exhibit
Number	Description

31.1	Rule 13a-14(a) Certification (Chief Executive Officer).
31.2	Rule 13a-14(a) Certification (Chief Financial Officer).
32.1	Section 1350 Certification (Chief Executive Officer).
32.2	Section 1350 Certification (Chief Financial Officer).

        (b)  Reports on Form 8-K.

        No reports on Form 8-K were "filed" during the quarter for which this report is filed.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EDEN BIOSCIENCE CORPORATION

Date: November 6, 2003

	By:	/s/ Rhett R. Atkins

Rhett R. Atkins President and Chief Executive Officer

By:	/s/ Bradley S. Powell

Bradley S. Powell Vice President of Finance, Chief Financial Officer and Secretary (principal financial and accounting officer)