Form 10-K
period 2003-12-31
EDEN BIOSCIENCE CORP
filed 2004-03-26
CIK 930095

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                                to                               .

Commission file no. 0-31499

Eden Bioscience Corporation
(Exact name of registrant as specified in its charter)

Washington	91-1649604
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

3830 Monte Villa Parkway, Suite 100 Bothell, Washington (Address of principal executive offices)	98021-7266 (Zip code)

(425) 806-7300 (Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:
Common stock, par value $0.0025 per share
(Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). Yes [ ] No [X]

The aggregate market value of the common stock held by non-affiliates of the registrant, based on the closing sale price on June 30, 2003 as reported on The Nasdaq National Market, was $27,375,925.

The number of shares of the registrant’s common stock outstanding as of March 19, 2004 was 24,361,990.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of Eden Bioscience Corporation’s proxy statement for its 2004 Annual Meeting of Shareholders to be filed with the Commission pursuant to Regulation 14A not later than 120 days after December 31, 2003 are incorporated by reference in Part III of this Form 10-K.

EDEN BIOSCIENCE CORPORATION

INDEX TO FORM 10-K

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

Item 1.    Business.

Overview

We are a plant health technology company focused on developing, manufacturing and marketing innovative products for agriculture using our natural protein-based harpin technology. We have a fundamentally new, patented and proprietary technology that we believe enhances plant health and improves overall crop production and quality. We believe our technology provides growers with valuable benefits by increasing crop yields, quality and shelf-life; by improving the plant’s ability to suppress certain diseases and other environmental stresses; and by enhancing the uptake of nutrients.

Our proprietary technology is based on a new class of nontoxic, naturally occurring proteins called harpins. Harpin proteins trigger a plant’s natural defense reaction and activate growth and stress-defense responses that enhance the plant’s vigor and stamina and improve overall plant health. This process initiates a reinforcing cycle of plant responses that enhance plant health and subsequently enhance the plant’s ability to respond to stresses and to grow. This beneficial, reinforcing cycle of plant health results in production benefits related to improved marketable yields, quality and shelf-life.

Our first product, Messenger®, received Environmental Protection Agency (“EPA”) approval in April 2000, and we began sales in August 2000. In January 2004, we introduced an improved EPA-approved formulation of Messenger trade named Messenger® STS. This formulation improves our initial formulation in three important areas: tolerance to chlorinated water, slower degradation in the application tank after mixing with water, and longer shelf-life in the product container after opening.

Beginning in 2004, Messenger STS will be sold in the United States while the original Messenger formulation will be sold primarily outside the United States until appropriate Messenger STS product registrations can be obtained in target countries. Messenger and Messenger STS are both water-soluble, granular powders that are topically applied either independently or in conjunction with traditional chemical pesticides. These products are not a substitute for products currently being used by growers. Once applied, Messenger and Messenger STS degrade rapidly and leave no detectable residue. Unlike traditional chemical pesticides, Messenger, Messenger STS and other products we are developing using harpin technology have no direct effect on the environment external to the plant but work through the plant’s natural processes to produce agronomic benefits. Messenger and Messenger STS initiate natural plant reactions and do not alter the plant’s DNA.

Our near-term priorities are the commercialization of Messenger STS in the United States and Messenger in Spain for use on specifically targeted crops in designated regions. We are currently concentrating our efforts on high-value crops such as citrus, grapes, tomatoes, peppers, cucumbers, melons, strawberries, stone fruit, tobacco and other horticultural and specialty crops from which we expect growers will derive the greatest economic benefit from the use of our products. In March 2003, we began limited marketing of Messenger to the home and garden market, focusing primarily on roses. We have taken the information we gained in 2003 and incorporated it into an expanded 2004 marketing plan. In 2004, we intend to concentrate our home and garden efforts in the Pacific Northwest and the Northeastern regions of the United States. We also plan to expand our efforts with plant-specific interest groups such as the American Rose Society.

Our market research indicates that plant nutrition is another market closely associated with plant health. In January of 2004, we introduced Employ,™ our second product based on harpin technology. Employ is specifically designed for the crop nutrition market. Employ is a non-EPA regulated product designed to enhance nutrient uptake when mixed in the application tank with foliar nutrients. The research we conducted on nutrient uptake has also allowed us to develop a harpin technology-enhanced fertilizer for the home and garden market, trade named MightyPlant™. We anticipate that it will be available for sale to the public in April 2004.

Our sales of Messenger to distributors and usage by growers have been significantly below our expectations since our inception. We believe that market research conducted in the spring and summer of 2003 revealed that enhancing our value proposition to growers could increase the amount of product used by growers. We implemented a sales promotion through our distributors in the fall of 2003 to test our research and the response it predicted and to select a new price level. We believe the results of our test market validated our research, demonstrated the potential of an enhanced value proposition in increasing grower usage, and led us to significantly reduce the per-ounce price of Messenger and Messenger STS for 2004 compared to the per-ounce price of Messenger in 2003.

We have incurred significant operating losses since inception, and we expect to incur additional net losses as we proceed with the commercialization of Messenger, Messenger STS, and Messenger for home and garden and with the introduction of Employ and MightyPlant. We also plan to devote considerable resources to research and development activities to develop and commercialize our next generation of harpin protein and other new products based on our harpin technology. We believe that the additional products and technologies currently under development have the potential to enhance performance in specific markets, reduce our production costs and provide the combination of performance and economics necessary to target large-acreage crops that have lower per-acre values than our current focus crops.

We were incorporated in the state of Washington in 1994.

Industry Overview

In order to remain competitive in the global agricultural marketplace, growers are consistently challenged to increase productivity by improving crop yield and quality. Over the last several decades, growers have relied on the development of more effective farming practices, improved plant protection and yield enhancement methods and products to limit agricultural crop losses and to increase the yield and quality of their crops. In recent years, however, the rate at which growers have been able to further improve crop productivity has declined as improved farming practices have become more fully implemented, as land suitable for conversion to farming has become scarcer and as concerns about the environmental impact of farming practices have increased. Moreover, growers today face increasing scarcity of available resources, such as labor, water and land, and increasing restrictions on the use of traditional chemical pesticides. At the same time, the global demand for food and improved food quality continues to increase with population growth and generally rising standards of living.

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

Traditional Chemical Pesticides

Growers use traditional chemical pesticides to kill weeds, insects, microorganisms and other pests. Although generally effective in killing targeted pests, traditional pesticides are targeted at the environment external to the plant and may have serious adverse side effects. Many of these chemicals are suspected carcinogens and many are acutely toxic. Pesticide applicators and field workers face risks from direct exposure to toxic chemical pesticides and are required to obtain specialized training and follow EPA-approved label instructions. In addition, use of chemical pesticides often suppresses beneficial insects and microorganisms that otherwise provide a degree of natural protection. Over time, many pathogens and pests develop resistance to chemical pesticides.

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

The Eden Bioscience Solution and Advantages

Utilizing our harpin and harpin-related technology, we have developed and are continuing to develop products that have no direct impact on the environment external to the plant but rather activate a plant’s natural growth and defense systems without altering the plant’s DNA. We believe our harpin and harpin-related technology provide the following valuable benefits to growers:

•	Simultaneous activation of natural plant systems to:

–	Improve plant health, growth, crop yield and quality. We have demonstrated an ability to improve plant growth as evidenced by increases in one or more of the following: biomass, photosynthesis, nutrient uptake and root development. We believe the improved plant growth observed in our harpin technology field trials leads to improved plant health and generally increased yields and quality over current agronomic practices.

–	Resist and/or suppress a broad array of viral, fungal and bacterial diseases. Our technology has demonstrated an ability to enhance overall plant health and to activate a plant’s natural defense systems, both of which help to assist in defense against a broad spectrum of diseases when used as part of an Integrated Pest Management program.

•	Effectiveness across a wide array of crops. Our technology has proven effective in activating natural plant growth and defense systems in over 40 crops, including high-value crops such as citrus, grapes, tomatoes, peppers, cucumbers, melons, stone fruits, tobacco and strawberries; traditional field crops such as cotton, wheat, rice and corn; and ornamental crops such as roses.

•	Reduced risk of environmental damage and improved worker safety. Based on independent toxicology studies, in-house laboratory tests and extensive field testing, we believe harpin protein has little, if any, impact on the environment. As a result, we believe harpin-based products have significant advantages over traditional chemical pesticides in terms of worker safety and environmental consequences.

•	Reduced likelihood of pest resistance. Over time, the direct killing function associated with chemical pesticides sometimes results in pest and pathogen resistance. Because the mode of action of our technology has no direct effect on the environment and works through the initiation of the plant’s own natural responses, we believe it is less likely that pests and pathogens will develop resistance to our products.

Our Business Strategy

Our objective is to utilize our proprietary technology to develop, manufacture and market products that enhance crop yield and quality and improve plant health and protection. We plan to achieve this goal by implementing the following key strategies:

•	Commercialize Messenger STS, Messenger for home and garden, Employ and MightyPlant in the United States and Messenger in Spain and other countries. We are conducting marketing activities designed to promote the distribution and sale of our products. We plan to commercialize present products and any future products we may develop by beginning sales in the United States and expanding to foreign countries over time as we obtain regulatory approvals and establish business relationships.

•	Promote the benefits of our harpin technology-based products and of harpin-related technology. We intend to use our existing and growing body of field trial results to promote the use of our existing commercial products and the benefits of our proprietary technology. We plan to build market awareness through a wide range of distributor and grower education activities, field demonstration programs, materials and events, including conference and trade show appearances and the dissemination of sales literature and promotional materials.

•	Continue to develop new products that utilize our harpin technology, activate natural plant growth and defense systems and enhance overall plant health. We plan to continue to focus considerable resources on research and development activities to develop and commercialize new products based on our harpin and harpin-related technology platform. These efforts have yielded new formulations and new harpin proteins. We also plan to evaluate the potential of plants modified with harpin protein for commercial application.

•	Control and protect our technology. We own or have obtained exclusive worldwide rights to patents and patent applications that cover harpin proteins, genes encoding harpins and their use and other related technologies. We plan to aggressively protect our control of these technologies by enforcing our current patents and filing additional patent applications as warranted.

•	Maintain control over product manufacturing. In order to control the quality and supply of our current products and any future products we may develop and to help maintain our proprietary position, we intend to retain control over the manufacturing of these products. We have established comprehensive and detailed quality control and assurance systems to ensure that we sell the highest quality products. We will use independent manufacturing arrangements only when we can satisfy ourselves that we can maintain our quality standards.

Core Technology Platform

The active ingredient in Messenger and Messenger STS is one of a class of environmentally safe, nontoxic proteins called harpins, which were discovered by Dr. Zhongmin Wei, our Vice President of Research and Chief Scientific Officer, and his colleagues while at Cornell University. Science magazine published the related study as its cover story in July 1992. The USDA also recognized the discovery, describing it as a “scientific breakthrough” in understanding how plants respond to pathogens.

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

Researchers have studied these natural defense mechanisms for over 30 years seeking to understand how plants recognize an infection and what activates their defense systems. Dr. Wei and his colleagues were able to isolate and characterize the harpin protein, a previously undescribed class of proteins associated with activating these responses. They established that when certain bacterial infections occur, the bacteria secrete a harpin protein, which, in turn, signals the plant to generate a defense against the infection. Later they discovered that direct topical application of trace amounts of harpin to the surface of the plant leaf or seed signals the plant to activate multiple stress-defense and growth-enhancing responses without visible hypersensitive response.

How Harpin Works

The harpin protein serves to initiate several key plant reactions that generally result in improved plant health. Once harpin protein is applied to a plant and binds to a plant receptor, production of hydrogen peroxide, an important mechanism of plant defense, is induced in plant cells and a series of ion exchanges are stimulated in the cell membrane. Then, a series of signal transductions occur that result in the following benefits:

•	Improved plant health. Harpin is able to induce the expression of many plant growth and stress-defense related genes, such as systemic acquired resistance, stress resistance, cell elongation, ion channels, cell wall development, photosynthesis proteins, flowering initiation and fruit size. Activation of plant growth pathways can result in increased photosynthesis, nutrient uptake, biomass and root development. Activation of stress-defense pathways enhances the plant’s natural abilities to suppress diseases and overcome other environmental stresses.

•	Improved marketable yield, quality, and shelf-life. Harpin initiates a reinforcing cycle of plant responses that enhance plant health and subsequently enhance the plant’s ability to respond to stresses and to grow. This beneficial, reinforcing cycle of plant health results in production benefits related to improved marketable yields, quality and shelf-life.

The first harpin was isolated from Erwinia amylovora, a pathogenic bacterium that causes fire blight in apple, pear and other rosaceous plants. Since then, Eden Bioscience and Cornell University, as well as other research institutions, have isolated several harpin or harpin-like proteins from other major groups of plant pathogenic bacteria. We believe we own or have licensed the exclusive right to use the harpin family of proteins.

Our Products

Utilizing our proprietary harpin and harpin-related technology, we have developed three EPA regulated products, Messenger, Messenger for home and garden, and Messenger STS (referred to collectively as “Messenger Products”), that activate natural plant growth and stress-defense systems. These products activate plant responses but have no direct effect outside of the plant or on pests or pathogens. All effects are a result of activating the plant’s natural mechanisms. We have also developed two products that are regulated under state nutritional laws, Employ and MightyPlant. These products are designed to enhance plant health through direct nutritional pathways. Messenger Products are water-soluble, granular powders that are topically applied either independently or in conjunction with certain traditional agricultural chemicals. Once applied, these products degrade rapidly and leave no detectable residue. These products provide all the advantages of our core technology, including:

•	simultaneous activation of natural plant systems to improve plant health, leading to improved marketable yield, quality, and shelf-life;

•	effectiveness across a wide array of crops;

•	reduced risk of environmental damage;

•	increased worker safety; and

•	reduced likelihood of pest resistance.

In addition to these key advantages of our proprietary technology, Messenger Products provide the following additional benefits:

•	Low dosage and quick activation of plant systems. Generally, only two to four grams of harpin protein, the active ingredient in Messenger Products, are required to treat one acre of crops. Upon application, harpin proteins quickly initiate the activation of the plant’s growth and stress-defense systems, with full activation occurring within three to five days. The quick response to harpin protein reduces the need for re-application when rainfall occurs shortly after application.

•	Simple application. Messenger Products can be applied using standard equipment and a variety of simple application methods, such as direct foliar sprays, seed treatments and soil drenches. For foliar spray applications, Messenger Products are mixed with water, either alone or in combination with certain other plant treatments, and applied using conventional spray equipment. In contrast to many traditional pesticides, which generally require that each individual plant leaf be sprayed, it is not necessary to spray the entire plant for harpin proteins to be effective.

•	Extended effect. In certain crops, such as corn, wheat and rice, we believe only one application of Messenger and Messenger STS per season is necessary. For other crops, such as fresh vegetables and ornamentals, repeat applications have been shown to enhance the growth and stress-defense benefits.

•	Reduced use restrictions and ease of disposal. Many chemical pesticides have restrictions that prohibit farm workers from re-entering treated fields or greenhouses for periods of 24 to 48 hours, which may cause significant delays in grower activities. Messenger Products, on the other hand, qualify for the EPA’s minimum restricted entry interval of four hours. Similarly, many chemical pesticides are subject to restrictions that impose minimum time periods, ranging from a few days to several weeks, between the product’s last application and the time of harvest. Because Messenger Products are virtually nontoxic and leave no detectable residues on treated crops, there is no pre-harvest interval. In addition, in contrast to most traditional chemical pesticides, personal protective equipment, such as respirators, rubber gloves, boots and complete suits of protective outerwear, is generally not required for workers applying Messenger Products, although approved Messenger Product labels in some foreign countries may recommend the use of additional protective clothing and gloves. Unlike products containing toxic chemicals, Messenger Products’ packaging materials can be disposed of in traditional municipal or county waste collection systems, although some foreign countries may require specific disposal methods.

Messenger Products Performance in Field Trials

We conduct both small scientifically oriented field trials and large demonstration field trials to test the efficacy and performance of our products, to educate growers and their advisors regarding the benefits and use of these products and to generate data to enable us to improve application rates and timing. In addition, we conduct field trials in connection with our research and development of new products. Field trials are conducted with major growers, universities and consultants. Generally, we pay these independent third parties to execute, evaluate and report on our trials pursuant to specific protocols agreed to by such parties. Compliance with such protocols is monitored by our field development scientists.

Since 1996, we have completed in excess of 1,000 field trials on over 40 crops in the United States, Spain and other European countries, the People’s Republic of China, Mexico, Africa, the Middle East and other countries and regions of the world. The majority of trials were conducted on citrus, cotton, cucumber, peppers, strawberries, tobacco, tomatoes, grapes and corn. Our field trials generally demonstrated that Messenger Products deliver one or more of the targeted benefits of increased marketable yield, enhanced quality and extended shelf-life. Employ and MightyPlant have been tested for enhancing nutrient uptake in the agricultural crop market and the home and garden market, respectively.

Field trials are subject to numerous environmental and human circumstances beyond our control and results can vary significantly. Not all the trials we have conducted have shown commercially significant results. As resources allow, we plan to continue to research the crops that may prove to be unresponsive to Messenger Products as we learn more about agronomic growing practices and plant biochemistry through our research programs.

Messenger Products’ Safety

Independent toxicology studies, in-house laboratory tests and our extensive field testing experience demonstrate that Messenger Products are virtually nontoxic to humans and the environment. The following is a summary of the human health and environmental safety attributes of Messenger Products:

•	Negligible human dietary and environmental exposure. There is virtually no human dietary or environmental exposure to Messenger Products resulting from application of the products. Product residues on treated crops are rapidly degraded by sunlight, rain and microorganisms and are undetectable within three to ten days following application, even when applied at rates far above our recommended application rates.

•	Safe for animals. The EPA requires that toxicology studies be conducted to evaluate the impact of products on selected animals. The EPA-required mammalian toxicology testing placed Messenger Products in the EPA’s “Toxicity Category IV,” a designation reserved for materials with the lowest hazard potential. Further, only at dose levels hundreds of times higher than would typically be present as a result of recommended field applications is there any evidence of toxicity to fish or other aquatic organisms. Unlike many plant protection and yield enhancement products, Messenger Products require no label warnings or special use restrictions to protect animals.

•	Nontoxic to plants. Messenger Products have never been observed to cause phytotoxicity or any other adverse effects in plants during the course of hundreds of field trials conducted on a variety of crops under a wide range of environmental conditions. Also, we have not observed any adverse effects attributable to Messenger Products in numerous controlled laboratory studies to evaluate their effects on seedling germination and emergence.

•	Safe for use in sensitive habitats. The EPA has expressed concern about the use of crop protection products in or around highly sensitive habitats such as estuaries and areas inhabited by threatened or endangered plants or animals. Because Messenger Products exhibit such a high degree of safety to plants and non-target organisms, we believe they are ideal candidates for use within and adjacent to environmentally sensitive areas and the Messenger Products labels bear no restrictions or precautions regarding such use.

Sales, Marketing and Distribution

Our marketing activities are designed to promote and demonstrate the benefits of our products to growers, distributors and other interested parties. We market and sell our products as plant health regulators to be used in addition to growers’ integrated crop production programs.

In the commercial agriculture market, our commercialization efforts are focused on high-value crops, such as citrus, grapes, tomatoes, peppers, stone fruits, tobacco, cucumbers, melons, strawberries and other horticultural and specialty crops from which we expect growers will derive the greatest benefit from Messenger and Messenger STS, both in terms of their relative cost compared to the value of the crops treated and the value of the expected increases in marketable yields, quality, and shelf-life. These crops were chosen based on consistency of Messenger and Messenger STS performance, geographic concentration, grower concentration and our ability to communicate directly with growers. In addition, we are focusing on leading commercial growers who have significant purchasing power and are generally considered early adopters of new technologies. We are working with these growers and their consultants in field demonstrations, enabling them to become familiar with our products and to experience their benefits firsthand.

Our experience indicates that it is important for our representatives to follow-up with growers so that benefits of using Messenger and Messenger STS are fully understood by growers. We believe that success in growers’ adoption of our products is dependent on educating growers and gaining on-farm validation of their benefits. This process requires an intensive on-farm effort lead by us and supported by the trade channel and other interested parties, such as independent grower advisors. We maintain a team of sales specialists to educate growers and distributors on the use and benefits of Messenger, Messenger STS, and Employ. These specialists possess a high level of technical expertise and knowledge regarding our products and harpin-related technology, as well as competing plant protection and yield enhancement products and techniques. This team maintains close relationships with growers and distributors through the growing seasons to collect product performance information and to position our products for expanded use in the following seasons. Employ is designed to enhance nutrient uptake in commercial agriculture. It will be an incremental input in a well-established market that is extensively serviced by our current distributors.

We conduct a number of marketing and awareness programs to support the sale and distribution of Messenger, Messenger STS, and Employ, including programs that promote the initial usage of the product and programs for repeat users to expand their usage. We use integrated marketing campaigns in our targeted crops and regions aimed at increasing brand awareness among large growers. These include targeted direct mail promotions, publicity articles and trade show promotions. In addition, we have programs that are designed to educate distributors, major commercial growers and their production advisors about the benefits of Messenger, Messenger STS, and Employ. Our field development scientists conduct field trials with these influential groups to further evaluate product efficacy, timing of application, combination treatments incorporating other agricultural chemicals and use in integrated crop management programs.

We also target crop specialists and university agricultural research personnel in an effort to increase industry awareness of our harpin and harpin-related technology and its potential benefits. We have sponsored field trials for these groups, who independently test Messenger and Messenger STS, report their results to us and make recommendations to growers on inclusion of these products in integrated crop management programs.

In the second quarter of 2003, it became apparent that we would not reach our sales targets. We initiated market research to determine what other actions were necessary for increasing our rate of growth. This research suggested that a new value proposition with Messenger would increase the rate of growth in grower usage. In September of 2003, we implemented a “buy one, get one free” promotion in cooperation with our distributors to observe the effects of a new pricing model. We then used what we learned from this test market in planning the introduction of our improved STS formulation of Messenger in January 2004. We believe the outcome of this program supported the hypothesis that growth in grower usage was achievable with a new value proposition. We have targeted the same grower price per-acre in 2004 that was available under our fall “buy one, get one free” promotion. This action requires adjusting the value of existing distributor inventories to make this new pricing available to growers immediately and will be accomplished by making additional products available to our distributors at no charge. We estimate that 550,000 ounces of product will be given to distributors in 2004 at no charge, which will have a negative impact on our sales to distributors.

We plan to continue employing established industry methods to distribute all of our products. Our independent distributors have developed positive working relationships with growers over many years and provide us with valuable marketing and sales assistance in the continuing introduction of our new technology. We have engaged several independent distributors in the distribution and sale of our products, ranging from large, nationwide distributors with multiple locations to local independent distributors with one location. We believe our distributors have the opportunity to achieve attractive profit margins by selling our products and, therefore, will have an incentive to promote and sell them and any other products we may develop. We may also offer volume discounts, extended payment terms or establish other programs designed to appeal to our distributors and growers. The following table presents quantities of Messenger we sold to our distributors prior to this year’s introduction of Messenger STS and, based on information reported by distributors, estimated sales by distributors to growers and estimated quantities of Messenger in distributors’ inventories at year end:

	Ounces of Messenger
As of December 31,	Sold by Eden to Distributors	Estimated Sales By Distributors to Growers	Estimated Year- End Distributors’ Inventories
2000	453,000	66,000	387,000
2001	1,225,000	596,000	1,016,000
2002	535,000	684,000	867,000
2003	602,000	734,000	503,000

In February 2003, we negotiated with one of our distributors a compromise settlement whereby we paid $250,000 to settle unpaid accrued sales allowances and an uncollected account receivable. As part of the settlement agreement and mutual release, we accepted approximately 232,000 ounces of Messenger from that distributor.

With the introduction of our improved formulation, Messenger STS, in January 2004, we began exchanging, at no cost to the distributors, existing Messenger inventory in distributors’ possession with Messenger STS. This exchange process is voluntary and solely at each distributor’s discretion. While we believe most distributors will chose to exchange Messenger for Messenger STS, certain growers may prefer to use Messenger instead of Messenger STS or will only change to Messenger STS after they have tested Messenger STS. Further, Messenger will continue to be sold in certain foreign countries. Costs of this exchange program are not expected to be significant.

Over time, we intend to continue to pursue selected international opportunities by establishing relationships with individuals or companies having experience in selected foreign markets, conducting additional international field trials, pursuing regulatory approval in international markets with concentrations of our targeted crops and establishing relationships with foreign distributors in an effort to capitalize on global opportunities. To date, our sale of Messenger outside the United States has not been significant. We believe international sales will increase in 2004 with our registration in Spain and the initiation of sales in China.

In March 2003, we began marketing Messenger for home and garden through retailers and over the Internet, concentrating primarily on roses. In the home and garden market, we are also concentrating on leading authorities who test and advise gardeners regarding the use and expected results from new product introductions. In April 2004, we plan to begin test marketing MightyPlant, a harpin technology enhanced fertilizer. This will allow us to examine our participation in the home and garden nutritional market.

As of February 29, 2004, we had 12 technical sales representatives in the United States reporting to the Director of Sales and Marketing. We have two business development managers in Europe and a Business Manager and technical sales representative in the home & garden market. During the growing season, we also hire temporary employees to assist with sales and marketing and follow-up with growers.

Manufacturing

In 2001, we completed a significant expansion of our manufacturing facility and now have the capacity to manufacture approximately 25 million ounces of our EPA-regulated products annually. To help ensure the quality and supply of our products and to protect our proprietary technology, we intend to retain control over the manufacturing process. We have established comprehensive and detailed quality control and assurance systems designed to ensure that we sell the highest quality products. We currently conduct numerous quality control tests on each Messenger and Messenger STS production lot. We will use independent manufacturing arrangements only when we can satisfy ourselves that our strict quality standards will be maintained. When our manufacturing plant is operating, we depend on independent manufacturers for large-scale fermentation services and to perform certain other portions of our production process.

We have designed and developed a water-based fermentation process to manufacture Messenger, Messenger STS and other harpin-based products. First, we place the harpin gene into a benign form of common laboratory bacterium, Escherichia coli, which is frequently used in pharmaceutical production and is nonpathogenic, nutritionally deficient and cannot survive in normal environmental conditions. Once the harpin protein has been produced, the bacteria are destroyed and the harpin protein is extracted and dried. We do not create harmful intermediates in the production of Messenger and Messenger STS or other harpin-based products we are developing. Further, waste materials are biodegradable and are easily disposable. The raw materials used in the manufacture of our products are readily available from multiple sources. We do not currently depend on any single supplier for the raw materials necessary for the manufacture of Messenger and Messenger STS.

The Messenger inventory currently held by independent distributors, growers and us was manufactured in 2000, 2001 and 2002. Due to the age of some of this inventory, we conducted limited re-testing of Messenger samples produced in 2000 and 2001. Results of limited re-testing of 2000 production indicate that this material still meets our quality control standards. Results of limited re-testing of 2001 production indicates that a portion of this material may have degraded below our quality control standards and we have recorded inventory cost reductions and write-offs totaling $47,000 in 2003 and $193,000 in 2002. If our re-testing program indicates that additional material has degraded below our quality control standards, we may have to record additional inventory write-downs and may replace any such product held by distributors or growers.

Approximately 42,000 square feet of our Bothell, Washington facilities are dedicated to the manufacturing, packaging, warehousing and shipment of Messenger, Messenger STS, and Employ. The manufacturing portion of our facility is monitored and regulated by a number of different governmental agencies including local, state and federal authorities. We believe that we are in compliance with all regulatory requirements relating to our facilities.

Research and Development Programs

Our research and development efforts utilize protein and organic chemistry, analytical chemistry, recombinant technologies and traditional water-based fermentation techniques, among others. As of December 31, 2003, we employed 14 researchers and support staff in Bothell, Washington and other locations, four of whom hold doctoral degrees. These employees work in the following functional areas: seven researchers and support staff who perform research relating to new product and formulation development in Bothell, Washington; five field biology and development scientists and support staff in the U.S. and Europe whose primary responsibility is to plan, coordinate and oversee Messenger and Messenger STS field trials; and two employee in the U.S. and Europe who handle regulatory affairs.

Through our extensive knowledge of harpin effects and harpin receptors and our research program, we have discovered the next generation of harpin protein for commercial development. We believe that we will continue to discover and develop new products that will improve yield enhancement and plant protection in the future. Our research and development efforts are focused on reducing product costs, increasing product efficacy, developing new markets and demonstrating biological activity. Our primary projects are:

•	Conducting Messenger and Messenger STS field trials. We are conducting field trials to further evaluate Messenger and Messenger STS’s efficacy in certain crops and regions, provide additional product information to growers, support sales and marketing in focus crops and expand our knowledge base of current and potential new focus crops. We are also continuing to explore new markets and applications such as post-harvest benefits from pre-harvest applications of Messenger and Messenger STS and home and garden uses. Some of these trials are necessary to obtain and support registration of Messenger and Messenger STS in California and certain foreign countries.

•	Developing new formulations. We have developed a new formulation, Messenger STS, that offers tolerance to chlorinated water, slower degradation in the application tank after mixing with water and longer shelf-life in the product container after opening. We are developing newer formulations for the home and garden market and the next generation of harpin protein.

•	Identifying new harpin proteins. We have identified and are currently performing efficacy studies on harpin proteins that we have shown to be many times more potent than our current product and that may have effects on other classes of disease or induce additional growth pathways in plants. We have applied for an EPA Experimental Use Permit and exemption from tolerance for the next generation of harpin for the 2004 growing season. This will allow us to gain experience on a commercial scale before product introduction. We also applied in February 2004 for a full EPA registration on this new active ingredient.

In addition, we conduct limited research and development activities using harpin-related technology for the genetic modification of plants. However, we do not possess the seed technology necessary to commercialize genetically modified crops. As a result, these products could be brought to market only with the assistance of companies that possess this technology.

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

Currently, we own or have exclusive rights under the license agreement to 31 U.S. and foreign patents and 47 U.S. and foreign patent applications. The patents and patent applications include claims that protect Messenger and Messenger STS and, accordingly, our ability to market and sell both products depends on the license agreement. Future inventions may be added to the license agreement based on inventorship, our funding of the research at Cornell that produced the invention and the relationship of potential patent claims of the invention to the claims of the licensed patents or licensed patent applications.

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

We are currently responsible for the management of patent prosecution and maintenance activities relating to the licensed patent applications and any patents issuing there-from. We are obligated to pay all expenses of this prosecution and maintenance, both in the United States and in the foreign jurisdictions that we designate for filing counterpart applications.

Patents and Proprietary Rights

We own or have exclusive rights to approximately 78 U.S. and foreign patents and patent applications, consisting of 31 U.S. and foreign issued patents and 47 patent applications pending in the U.S. and abroad. All of these patents and pending patent applications are either owned solely by Eden Bioscience or by Cornell Research Foundation or jointly owned by Eden Bioscience and Cornell Research Foundation. Protection of our proprietary rights is vital to our business. In addition to our policy of seeking patents on our inventions, we rely on trade secrets, know-how that is not patented and continuing technological innovation to develop and maintain our competitive position. In addition, we maintain a policy of acquiring licenses under selected patents or patent applications from third parties, and entering into confidential information and invention assignment agreements with our employees, consultants and other third parties.

Our Messenger Products are covered by the U.S. patents to which we have exclusive rights. These patents, which include claims for the harpin family of proteins generally, for various specific harpins and for the use of harpin proteins to impart disease or insect resistance or to enhance plant growth or improve yields, will expire between 2013 and 2018. We believe these patents preclude our competitors and other entities from making, using or selling harpin proteins and using harpin proteins to impart disease or insect resistance or to improve yields or enhance plant growth.

Our pending patent applications include claims to several specific harpin proteins, methods to apply harpin proteins to seeds, the insertion of the harpin genes into plants to impart disease resistance and the use of harpin proteins to prevent post-harvest disease in fruits and vegetables and desiccation in ornamental cuttings. In addition, we have filed for patent protection for imparting tolerance to environmental or chemical stress, segments of harpin proteins and their uses and harpin protein binding molecules, as well as the activation of specific plant genes and gene families by harpin proteins.

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

Eden Bioscience® is a registered trademark licensed from Eden Foods. Messenger® and Messenger® STS are registered trademarks in the United States, the People’s Republic of China, Mexico, the European Union and other key foreign countries. Applications to register those trademarks are pending in other key foreign jurisdictions. Applications to register Employ and MightyPlant are pending in the United States.

Government Regulation and Registration

Messenger Products are regulated by the U.S. EPA under the Federal Insecticide, Fungicide, and Rodenticide Act (“FIFRA”) and under the Federal Food, Drug, and Cosmetic Act (“FFDCA”). The EPA has determined that both products are biochemical pesticides, a subset of biopesticides. Compared to traditional chemical pesticides, biopesticides are generally subjected to significantly fewer data requirements to support registration under FIFRA.

On April 19, 2000, the EPA granted a two-year conditional registration for the full commercial use of Messenger, contingent upon the submission of additional information. In April 2001, we submitted the results of several studies as required by our conditional registration. The EPA reviewed this information, determined that it fulfilled the conditions of registration and, in April 2002, converted Messenger’s registration from conditional to non-expiring. Having met the conditions of registration and received a non-expiring EPA registration, we are now able to continue sales of Messenger and Messenger STS with no further obligation, at this time, to develop and submit additional data to the EPA to support registration.

The EPA also granted us an exemption from tolerance under the FFDCA, meaning that it was not necessary to establish a maximum level of harpin residue that may be present on food or animal feed. Now that Messenger and Messenger STS are registered by the EPA, the Food and Drug Administration is responsible for monitoring and enforcing Messenger and Messenger STS’s exemptions from tolerance.

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

We are required to obtain regulatory approval from certain state and foreign regulatory authorities before we market Messenger Products in those jurisdictions. In the United States, we are authorized to sell Messenger and Messenger STS in 48 states on virtually all crops for crop production and disease management. In California, we are authorized to sell Messenger and Messenger STS for use on citrus to increase overall production, and for use on citrus, strawberries, grapes and fruiting vegetables (tomato, pepper and eggplant) for disease management. The California approval for disease management in citrus, grapes, fruiting vegetables and strawberries is unconditional. Upon submitting data from several additional studies on strawberry during 2001-2003, California evaluated this information and converted its strawberry approval to unconditional in February 2004. The approval for use of Messenger and Messenger STS in California on citrus to increase overall production was granted in March 2003 and is conditioned on the requirement that we submit data from several additional studies at various timeframes, concluding in December 2005. We have not received approval for Messenger Products in Colorado.

Foreign jurisdictions have taken a variety of approaches in the review and approval of Messenger. For example, Messenger is exempt from regulation in Morocco, and in Germany Messenger is approved for use as a “plant strengthener,” which gives us the ability to sell Messenger throughout the country. We have also received authorization to sell Messenger, or are exempt from formal authorization requirements, in more than 24 additional foreign countries, including China, Spain, Finland, Egypt, United Arab Emirates, Oman, Mexico, Ecuador and six Central American countries. We are pursuing registrations in several additional foreign countries, including Turkey. Our registration in China is temporary and limited to the sale of Messenger for use on tomatoes, peppers, tobacco, cotton, rice, citrus and rapeseed. The temporary registration is subject to annual renewals up to five years from the initial registration date of September 29, 2001. We received product registration in Spain in February of 2004. There can be no assurance that review and registration processes of other foreign jurisdictions will result in approval of Messenger in those jurisdictions or that such approvals will be received on a timely basis or at a reasonable cost.

Messenger Products are subject to continuing review by the EPA, state and foreign jurisdictions and extensive regulatory requirements. The EPA or the applicable regulatory body in any of these jurisdictions could at any time revoke our registration or impose limitations on the use of Messenger Products upon receipt of newly discovered information, including an inability to comply with regulatory requirements or the occurrence of unanticipated problems with the product.

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

Many of the large chemical pesticide companies are also developing products that they believe are less environmentally harmful than traditional chemical pesticides and that may directly compete with our current products or other products we may develop. Syngenta AG, a large multinational company, manufactures a product that is designed to induce disease-resistant systems in wheat and in other plants. Other small companies may also prove to be significant competitors, particularly through collaborative arrangements with large and established companies. Furthermore, academic institutions, government agencies and other public and private research organizations may also conduct research, seek patent protection and establish collaborative arrangements for discovery, research, development and marketing of products similar to ours.

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

Employees

As of December 31, 2003, we employed 34 persons, 18 of whom were located at our corporate headquarters in Bothell, Washington and 16 of whom were located elsewhere. Of these employees, approximately 14 were engaged in research and development and related areas, three in manufacturing and facilities, 12 in sales and marketing and five in management and administration. Our employees are not covered by any collective bargaining agreements. We believe relations with our employees are good.

Eden Bioscience Website

Through our Internet website at www.edenbio.com, we provide free access to our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports as soon as reasonably practicable after such material is electronically filed with or furnished to the Securities and Exchange Commission. The following corporate governance materials are also available on the Company’s website. A copy of the materials will be mailed to you upon request to Eden Bioscience Corporation, Investor Relations, 3830 Monte Villa Parkway, Suite 100, Bothell, WA 98021-7266.

•	Audit Committee, Compensation Committee, and Nominating and Corporate Governance Committee Charters;

•	Code of Conduct applicable to all directors, officers and employees of Eden Bioscience; and

•	Code of Ethics for our CEO and senior financial officers.

If we waive any material provision of our Code of Ethics for our CEO and senior financial officers or substantively change the code, we will disclose that fact on our website within five business days.

Executive Officers and Directors

The following table sets forth certain information regarding our executive officers and directors as of March 15, 2004:

Name	Age	Position
Rhett R. Atkins	50	President, Chief Executive Officer and Director
Bradley S. Powell	43	Vice President of Finance, Chief Financial Officer and Secretary
Zhongmin Wei	47	Vice President of Research and Chief Scientific Officer
William T. Weyerhaeuser	60	Chairman of the Board of Directors
Gilberto H. Gonzalez	56	Director
Jon E. M. Jacoby	65	Director
Albert A. James	72	Director
Agatha L. Maza	64	Director
Richard N. Pahre	63	Director
John W. Titcomb, Jr	53	Director

Rhett R. Atkins, D.B.A. was appointed President, Chief Executive Officer and a member of the Board of Directors in June 2002. From January 2001 to June 2002, Dr. Atkins was President of Palmetto Ag Inc., a retail provider of seed and chemical crop inputs. From September 1991 to December 2000, Dr. Atkins worked for Micro Flo Company, an agricultural chemical production company, in various executive positions related to sales, marketing and research and development. From 1981 to 1991, Dr. Atkins worked for BASF, a chemical company, in sales and marketing. Dr. Atkins received a B.S. degree from Clemson University, an M.B.A. degree from Campbell University and a D.B.A. degree from Nova Southeastern University.

Bradley S. Powell served as our Interim President from November 2001 to June 2002, and has served as Secretary since June 2000 and as Chief Financial Officer and Vice President of Finance since July 1998. From March 1994 to July 1998, he served as Vice President and Corporate Controller of Omega Environmental, Inc., a provider of products and services to owners of underground storage tanks. In 1983, Mr. Powell joined KPMG Peat Marwick, an international public accounting firm, as a certified public accountant and, from 1990 to March 1994, served as a Senior Audit Manager. Mr. Powell received a B.S. degree from Central Washington University.

Zhongmin Wei, Ph.D. has served as our Chief Scientific Officer since November 2001, as Vice President of Research since May 1998, as Director of Research from April 1997 to May 1998 and as Senior Scientist from June 1996 to April 1997. From November 1995 to April 1996, Dr. Wei served as Principal Investigator at the Institute of Molecular Agrobiology in Singapore, an agricultural biotechnology research organization. From July 1992 to June 1996, Dr. Wei served as a Research Scientist and, from September 1989 to September 1992, as a Post-Doctoral Associate at the Cornell University School of Agricultural and Life Sciences. Dr. Wei received a B.S. degree from Zhejiang University and M.S. and Ph.D. degrees from Nanjing Agricultural University, both in the People’s Republic of China.

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

Gilberto H. Gonzalez has served as one of our directors since February 2003. Mr. Gonzalez currently serves as Chairman of Evergreen Business Group, LLC, a company involved in real estate marketing,

investing and development, and as Chairman of Select Capital Group, a financial services company. Beginning in 1970, Mr. Gonzalez has worked in the agricultural chemical business in various executive capacities in sales and marketing. Most recently, Mr. Gonzalez served as Executive Vice President of Micro Flo Company, an agricultural chemical production company, from 1991 to 1999, and Regional Sales Manager from 1985 to 1989. From 1970 to 1985, Mr. Gonzalez worked for Helena Chemical Company in a variety of managerial roles, most notably Division Manager of the Midwest and Northcentral Divisions, and as Director of the Andean Block for Vertac International, an international division of Helena. Mr. Gonzalez received a B.S. degree in Agricultural Business and Economics from Texas A&M University.

Jon E. M. Jacoby has served as one of our directors since February 1999. Until his retirement in October 2003, Mr. Jacoby worked in various capacities since 1963, most recently as Vice-Chairman and member of the Executive Committee, for Stephens Inc. and Stephens Group, Inc., collectively engaged in investment banking and other business activities, and remains a director of Stephens Group, Inc. He is also a director of Delta & Pine Land Company, an agricultural products company; Power-One, Inc., a power supplies manufacturer; Sangamo Biosciences, a biotechnology company; and Conn’s Inc., retail stores specializing in electronics. Mr. Jacoby received a B.S. degree from the University of Notre Dame and an M.B.A. degree from Harvard Business School.

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

Richard N. Pahre has served as one of our directors since February 2003. Mr. Pahre is a certified public accountant and, effective December 31, 2002, retired as a partner of Moss Adams LLP, a public accounting firm that provides services to a wide-range of public and private clients. From February 1977 to December 2002, Mr. Pahre served as an audit partner of Moss Adams LLP. Mr. Pahre joined Moss Adams LLP in August 1975 and served as a Senior Audit Manager through January 1977. Mr. Pahre joined the public accounting firm of Price Waterhouse & Co. in June 1962, and from June 1967 to August 1975 served as a Senior Audit Manager. Since 1993, Mr. Pahre has served on the Board of Directors and as Treasurer (non-executive) of Seattle Goodwill, a nonprofit organization. Mr. Pahre received a B.A. degree in accounting from the University of Washington.

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

We have incurred operating losses in each quarter since inception and we expect to continue to incur further operating losses for the foreseeable future. From our inception in July 1994 to December 31, 2003, we have accumulated a deficit of $97.1 million. For the years ended December 31, 2003, 2002, 2001 and 2000, we had net losses of $11.2 million, $23.5 million, $23.7 million and $15.7 million, respectively. To date, our revenues have been limited. For example, there were no sales of Messenger in the fourth quarter of 2001, annual net sales decreased from $3.5 million in 2001 to $1.8 million in 2003 and we expect sales in the first quarter of 2004 to be minor. We expect our future revenues to come primarily from the sale of Messenger, Messenger STS and Employ, and these sales are highly uncertain.

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

If net product sales do not significantly increase in the near term, we will have to reduce our operating expenses or cease operations. Our future capital requirements will depend on the success of our operations. We believe that the balance of our cash and cash equivalents at December 31, 2003 will be sufficient to meet our anticipated cash needs for net losses, working capital and capital expenditures for more than the next 12 months, although there can be no assurance in this regard.

We may have to reduce or cease operations if we are unable to meet our funding requirements.

We will require substantial additional funding to continue our sales and marketing and research and development activities in the United States and foreign countries and to maintain and operate our manufacturing facilities. If we are unable to generate sufficient cash flow from operations, or obtain funds through additional financing, we may have to delay, curtail or eliminate some or all of our research and development, field-testing, marketing or manufacturing programs or cease all operations. For example, we reduced our workforce by 34% in May 2003 and by 23% in May 2002, significantly curtailing certain research and development activities and our European and Mexican operations. Our future capital requirements will depend on the success of our operations.

If our capital requirements vary from our current plans, we may require additional financing sooner than we anticipate. Financing may be unavailable to us when needed or on acceptable terms.

We currently depend on four products and our development and commercialization of those products may not be successful.

For the immediately foreseeable future we will be dependent on the successful development and commercialization of four products, Messenger, Messenger STS, Employ and MightyPlant, which are based on a new technology. We have had only limited sales of Messenger since its introduction in August 2000 and we began marketing Employ in November 2003 and Messenger STS in January 2004. We plan to introduce MightyPlant in April 2004. These four products are unproven and could prove to be commercially unsuccessful. Our products may not prove effective or economically viable for all crops or markets. In addition, because our products have not been put to widespread commercial use over significant periods of time, no assurance can be given that adverse consequences might not result from their use, such as soil or other environmental degradation, the development of negative effects on animals or plants or reduced benefits in terms of crop yield or protection.

The markets for our products and other harpin-based products we may develop are unproven. Messenger has not gained, and may not gain, commercial acceptance or success. Messenger STS, Employ and MightyPlant may not gain commercial acceptance or success. If we are unable to successfully achieve broad market acceptance of our products, we may not be able to generate enough product revenues in the future to achieve profitability. A variety of factors will determine the success of our market development and commercialization efforts and the rate and extent of market acceptance of our products, including our ability to implement and maintain an appropriate pricing policy and general economic conditions in agricultural markets, including commodity prices, climatic conditions and the extent that growers, regulatory authorities and the public accept new agricultural practices and products developed through biotechnology.

We have experienced limited grower usage of Messenger, and independent distributors hold significant inventories of Messenger and will be given significantly more inventory for free in 2004.

Based on information received from distributors, we estimate that distributors sold 66,000 ounces of Messenger in 2000, 596,000 ounces in 2001, 684,000 ounces in 2002 and 734,000 ounces in 2003. We estimate that inventory held by distributors at December 31, 2003 was approximately 503,000 ounces, which we believe is high. We expect to send distributors approximately 550,000 ounces of additional products for free in 2004 in order to lower the average cost of their year-end Messenger inventories by approximately 50%. We do not expect distributors that hold significant inventories of Messenger to place additional orders for our products until their current inventories and free product are reduced, which will adversely affect our sales and results of operations.

Inability to develop adequate sales and marketing capabilities could prevent us from successfully commercializing our current products and other products we may develop.

We currently have limited sales and marketing experience and capabilities. Our internal sales and marketing staff consists primarily of sales and marketing specialists who are trained to educate growers and independent distributors on the uses and benefits of our products. We will need to further develop our sales and marketing capabilities in order to enhance our commercialization efforts, which will involve substantial costs. These specialists require a high level of technical expertise and knowledge regarding our products’ capabilities and other plant protection and yield enhancement products and techniques. We cannot assure you that our specialists and other members of our sales and marketing team will successfully compete against the sales and marketing operations of our current and future competitors that may have more established relationships with distributors, retailers and growers. Failure to recruit, train and retain important sales and marketing personnel, such as our sales and marketing specialists, or the inability of new sales and marketing personnel to effectively market and sell our products and other products we may develop, could impair our ability to gain market acceptance of our products and cause our sales to suffer.

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

Age and actual storage conditions of our products may cause them to degrade, which could adversely affect market acceptance of our products or our results of operations.

Messenger is currently being stored in large quantities under various conditions by us and by distributors. This material was manufactured in 2000, 2001 and 2002. We have conducted laboratory studies that indicate Messenger is stable for at least two years under our recommended storage conditions and the results of recently completed re-testing of Messenger manufactured in 2000 indicate that it is stable for more than three years. No assurance can be given, however, that actual storage conditions will not cause Messenger’s, Messenger STS’s or Employ’s quality to degrade over a shorter time period.

The inventory of Messenger held by us and by distributors is aging and may not meet our quality standards, which could adversely affect market acceptance of our products or our results of operations.

Our inventory includes approximately 1,639,000 ounces of Messenger that was manufactured in 2000, 2001 and 2002. In addition, we estimate that distributors own approximately 503,000 ounces of Messenger that was manufactured more than two years ago. Due to the age of this inventory, we conducted limited re-testing of Messenger samples produced in 2000 and 2001. During the first nine months of 2003, we voluntarily recalled and replaced approximately 10,000 ounces of Messenger owned by distributors that our limited re-testing indicated had degraded below our quality control standards.

Although results of our limited re-testing indicate that a portion of inventory manufactured in 2000 and 2001 continues to meet our quality standards, no assurance can be given that this material will continue to meet our quality standards, nor can we predict if or when this material might fail to meet our quality standards. If our limited re-testing program indicates that additional material has degraded below our quality standards, we may have to record additional inventory write-downs and may choose to replace any such product owned by distributors or growers, which could adversely affect the market acceptance of our products or our results of operations.

We may be unable to establish or maintain successful relationships with independent distributors and retailers, which could adversely affect our sales.

We intend to rely on independent distributors and retailers of agri-chemicals to distribute and assist with the marketing and sale of our current products and any other products we may develop. We have engaged several independent distributors and retailers for the distribution and sale of Messenger Products. Our future revenue growth will depend in large part on our success in establishing and maintaining these sales and distribution channels. We are continuing to develop our distribution network and we may be unable to establish or maintain these relationships in a timely or cost-effective manner. Moreover, we cannot assure you that the distributors and retailers on which we rely will focus adequate resources on selling these products or will be successful in selling them. Many of our potential distributors and retailers are in the business of distributing and sometimes manufacturing other, possibly competing, plant protection and yield enhancement products and may perceive our products as a threat to various product lines currently being manufactured or distributed by them. In addition, the distributors may earn higher margins by selling competing products or combinations of competing products. If we are unable to establish or maintain successful relationships with independent distributors and retailers, we will need to further develop our own distribution and sales and marketing capabilities, which would be expensive and time-consuming and the success of which would be uncertain.

Three distributors accounted for an aggregate of 48% of our net revenue in 2003 and two distributors accounted for an aggregate of 21% of our net sales revenue in all of 2002. If any distributor that purchases a significant amount of our products were to discontinue purchasing Messenger Products at any time, our sales would be adversely affected. In addition, the failure of any of these distributors, or of any other distributor to which we extend a significant amount of credit, to pay its account, now or in the future, may harm our operating results.

Inability to obtain regulatory approvals, or to comply with ongoing and changing regulatory requirements, could delay or prevent sales of our current products or any other products we may develop.

The field testing, manufacture, sale and use of plant health products, including Messenger Products, Employ, MightyPlant and other products we may develop, are extensively regulated by the EPA and/or state, local and foreign governmental authorities. These regulations substantially increase the cost and time associated with bringing our current products and any other products we may develop to market. If we do not receive the necessary governmental approvals to test, manufacture and market these products, or if the regulatory authorities revoke our approvals or grant them subject to restrictions on their use, we may be unable to sell these products and our business may fail.

We are also required to obtain regulatory approval from certain state and foreign regulatory authorities before we market our products in those jurisdictions. Some of these jurisdictions may apply different criteria than the EPA in connection with their approval processes. Although we are authorized to sell Messenger and Messenger STS in 48 states for use on virtually all crops for crop production and disease management, and in California for use on citrus for yield enhancement and on strawberries, citrus, grapes and fruiting vegetables, such as tomatoes and peppers, for disease management, we have not received approval for Messenger in Colorado or for use on other crops in California. We have also received authorization to sell Messenger, or are exempt from formal authorization requirements, in at least 26 foreign countries, including China, Spain, Germany, Mexico and six Central American countries. Our registration in China is temporary and limited to the sale of Messenger for use on tomatoes, peppers, tobacco, cotton and rapeseed. The EPA has approved the use of Messenger STS and we are currently in the process of obtaining foreign registrations for this product, but there can be no assurance that such registration will be obtained on acceptable terms.

Neither Employ nor MightyPlant are pesticides and they are not regulated by the EPA. However, several states and foreign governments regulate both products. Many states regulate Employ as a plant amendment or soil conditioner and some of these states and foreign regulatory authorities require the submission and review of performance data and other information prior to granting their approval. We are authorized to sell Employ in 31 states and no foreign countries. MightyPlant is classified by most states as a fertilizer and we are now in the process of obtaining state approvals for its sale. However, there can be no assurance that we will obtain approval to sell Employ or MightyPlant in other states or foreign countries.

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

Inability to satisfy the conditions of our California registration for citrus could limit or prevent sales of Messenger in that state.

Our California registration for use on citrus for yield enhancement, granted in March 2003, is conditioned on the requirement that we submit data from several additional studies within various required timeframes ending on December 31, 2005. There are no conditions on our registration to sell Messenger in California for use on citrus, strawberries, fruiting vegetables and grapes for disease management. We expect to submit the results of additional citrus field trials at various required timeframes through 2005, in accordance with our registration. If we are unable to conduct the studies required by the California Department of Pesticide Regulation (“CDPR”) in a timely manner, or if the results of the studies are unacceptable to the CDPR, they may not allow the continued use of Messenger and Messenger STS in California on citrus for yield enhancement, or they may impose limitations on this use of Messenger and Messenger STS, which could have a negative impact on our sales. The CDPR has approved Messenger STS as an additional brand name, and as such, its use is subject to the same limits and conditions as Messenger. Because EPA and state approvals are required for commercial sales of our current products, the loss of any of these approvals for any reason would prevent further sales of Messenger and/or Messenger STS in the affected state or nationwide.

The high level of competition in our market may result in price reductions, reduced margins or the inability of our products to achieve market acceptance.

The market for plant protection and yield enhancement products is intensely competitive, rapidly changing and undergoing consolidation. We may be unable to compete successfully against our current or future competitors, which may result in price reductions, reduced margins or the inability to achieve market acceptance of our current products or any other products we may develop. For example, from September to December 2003 we offered growers a “buy one, get one free” promotion and in January 2004 we introduced Messenger STS at a price that is approximately 50% of the 2003 price of Messenger.

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

Our harpin and harpin-related technology is new and commercially unproven. It may take years and significant capital investment to develop viable enhancements of our current products or any new products we may develop based on our harpin and harpin-related technology. Risks inherent in the development of products based on innovative technologies include the possibility that:

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

Our operating results for a particular quarter or year are likely to fluctuate, which could result in uncertainty surrounding our level of sales and earnings and possibly result in a decrease in our stock price. For example, there were no sales of Messenger in the fourth quarter of 2001 and annual net product sales decreased 49% from 2001 to 2003. Numerous other factors will contribute to the unpredictability of our operating results. In particular, our sales are expected to be highly seasonal. Sales of plant protection and yield enhancement products depend on planting and growing seasons, climatic conditions and economic and other variables, which we expect to result in substantial fluctuations in our quarterly sales and earnings. For example, weather-related events such as droughts and floods, severe heat and frost, hail, tornadoes and hurricanes could decrease demand for our products and any future products we may develop, and have an adverse impact on our operating results from quarter to quarter. In addition, most of our expenses, such as employee compensation and lease payments for facilities and equipment, are relatively fixed. Our expense levels are based, in part, on our expectations regarding future sales. As a result, any shortfall in sales relative to our expectations could cause significant changes in our operating results from quarter to quarter. Other factors may also contribute to the unpredictability of our operating results, including the amount of our products carried in inventory by independent distributors and retailers, the amount of free product to be given to retailers, the size and timing of significant customer transactions, the delay or deferral of customer use of our products and the fiscal or quarterly budget cycles of our customers. For example, customers may purchase large quantities of our products under a promotion such as “buy one, get one free” in a particular quarter to store and use over long periods of time, or time their purchases to coincide with the availability of capital, either of which may cause significant fluctuations in our operating results for a particular quarter or year.

We cannot assure you that our common stock will continue to be listed on The Nasdaq National Market, and delisting could further depress our stock price and make it more difficult for us to raise capital.

On October 24, 2003, the closing price of our common stock was $0.95 per share. Our stock price could decline or be subject to wide fluctuations. To maintain listing of our common stock on The Nasdaq National Market, we must continue to satisfy ongoing listing requirements, including consistently maintaining a minimum bid price for the common stock of $1.00 per share or more. If our common stock were to trade below the $1.00 minimum bid requirement for a period of 30 consecutive business days or more, or if we were to otherwise fail to meet Nasdaq’s ongoing listing criteria, Nasdaq could initiate delisting procedures at any time. If we were to lose our Nasdaq National Market status, we would likely seek listing of our common stock in the over-the-counter market, which is viewed by many investors as a less liquid marketplace. Among other things, our common stock may then constitute “penny stock,” which would place increased regulatory burden upon brokers, making them less likely to make a market in our stock. Loss of our Nasdaq National Market status could also make it more difficult for us to raise capital or complete acquisitions and would also complicate compliance with state “blue sky” laws.

International expansion will subject us to risks associated with international operations, which could adversely affect both our domestic and international operations.

Our success depends in part on our ability to expand internationally as we obtain regulatory approvals to market and sell our current products, and any other products we may develop, in other countries. We have been conducting field trials in several international locations and we have personnel in Europe to develop operations in that region. International expansion of our operations could impose substantial burdens on our resources, divert management’s attention from domestic operations or otherwise adversely affect our business. Furthermore, international operations are subject to several inherent risks, especially different regulatory requirements and reduced protection of intellectual property rights, that could adversely affect our ability to compete in international markets and could have a negative effect on our operating results.

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

To be successful, we will have to manufacture our current products in large quantities at acceptable costs while also preserving high product quality. If we cannot maintain high product quality on a large scale, we may be unable to achieve market acceptance of our products and our sales would likely suffer. Moreover, we do not have back-up manufacturing systems and, as a result, the failure of any component required in the manufacturing process could delay or impair our ability to manufacture our products in the quantities that we may require.

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

If third-party manufacturers fail to perform adequately, we could be unable to meet demand and our revenues could be impaired.

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

Item 2.    Properties.

As of December 31, 2003, our principal facilities in and around Bothell, Washington, which house our manufacturing, research, administration and warehouse functions, total approximately 105,100 square feet and are leased under the following arrangements:

•	63,200 square feet of research and office space is leased through January 2011, at which time we have the option to extend the lease for two five-year terms. Approximately 34,300 square feet of this space has been subleased to another party through December 2007, with options to extend the sublease through January 2011 and beyond, at the sublessee’s discretion, provided that we exercise our option to extend the lease beyond its initial ten-year term. In addition, approximately 7,300 square feet of office space has been subleased to another party through April 2008.

•	24,000 square feet of warehouse space is leased through January 2006; and

•	17,900 square feet of manufacturing space is leased through December 2006, at which time we have an option to extend the lease for an additional 36 months.

We also lease office space in Annapolis, Maryland and Mulhouse, France on a short-term basis. We do not own any real estate.

Item 3.    Legal Proceedings.

Eden Foods, Inc. filed six petitions between October 2001 and February 2002 with the Trademark Trial and Appeal Board to cancel six of our federal registrations for the trademarks “EDEN” and “EDEN Bioscience.” The petitions assert that our registrations and use of the trademarks “EDEN” and “EDEN Bioscience” for the services and products specified in the registrations, including agricultural and horticultural testing and pesticides and plant growth regulators for agricultural use, are likely to cause confusion with consumers and dilute the strength of Eden Foods, Inc.’s trademarks. In December 2003, Eden Bioscience entered into a settlement agreement with Eden Foods to eliminate any likelihood of confusion by agreeing to use only the “EDEN Bioscience” trademark and to discontinue use of the “EDEN” trademark. Under the settlement agreement, Eden Bioscience agreed to cancel three registrations for the trademark “EDEN” and assign the three registrations for the trademark “EDEN Bioscience” to Eden Foods. In return, Eden Foods granted to Eden Bioscience a perpetual, royalty-free license to use the “EDEN Bioscience” trademark.

PART II

Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters.

Our common stock has been quoted on The Nasdaq National Market under the symbol “EDEN” since our initial public offering on September 27, 2000. Prior to that time, there was no public market for our common stock.

The following table sets forth, for the periods indicated, the high and low trading prices for our common stock as quoted on The Nasdaq National Market.

	High	Low
First Quarter 2002	$5.37	$1.33
Second Quarter 2002	3.44	1.25
Third Quarter 2002	2.30	1.30
Fourth Quarter 2002	1.85	1.30

First Quarter 2003	1.71	0.80
Second Quarter 2003	2.25	1.09
Third Quarter 2003	2.01	1.20
Fourth Quarter 2003	2.00	0.91

We have never paid any cash dividends on our common stock. We currently intend to retain any future earnings to fund the development and growth of our business. Therefore, we do not currently anticipate paying any cash dividends in the foreseeable future.

As of March 19, 2004, there were approximately 208 holders of record of our common stock.

On September 26, 2000, the SEC declared effective our Registration Statement on Form S-1, as amended (Registration No. 333-41028), as filed with the SEC in connection with our initial public offering. Our net proceeds, after accounting for $7.0 million in underwriting discounts and commissions and approximately $1.6 million in other expenses of the offering, were $91.5 million. At December 31, 2003, we had used approximately $18.6 million of the net offering proceeds to expand and enhance our manufacturing and research and development and administration facilities, and approximately $54.0 million for working capital and general corporate purposes. The remaining portion of the net offering proceeds has been invested in cash equivalent instruments. Our use of the proceeds from the offering does not represent a material change in the use of proceeds described in the prospectus included as part of the Registration Statement.

Item 6.    Selected Financial Data.

The following selected financial data and other operating information are derived from our consolidated financial statements. When you read this selected financial data, it is important that you also read the historical consolidated financial statements and related notes included in this report, as well as Item 7 of this report entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Historical results are not necessarily indicative of future results.

	Year Ended December 31,
	2003	2002	2001	2000	1999
	(in thousands, except per share data)
Statements of Operations Data:
Revenues:
Product sales, net of sales allowances	$1,772	$1,907	$3,496	$1,229	$–
Consulting services	–	–	–	–	115
Net revenues	1,772	1,907	3,496	1,229	115
Operating expenses:
Cost of goods sold	2,190	2,629	4,879	661	–
Research and development	4,883	10,301	12,537	9,575	7,543
Selling, general and administrative	5,759	8,920	12,608	6,043	2,221
Loss on facility subleases	366	4,242	–	–	–
Total operating expenses	13,198	26,092	30,024	16,279	9,764
Loss from operations	(11,426)	(24,185)	(26,528)	(15,050)	(9,649)
Other income (expense):
Interest income	290	717	2,896	1,803	435
Interest expense	(9)	(38)	(83)	(132)	(181)
Fee and fair value of warrants	–	–	–	(2,281)	–
Total other income (expense)	281	679	2,813	(610)	254
Cumulative effect of adoption of SFAS No. 143	(64)	–	–	–	–
Net loss	$(11,209)	$(23,506)	$(23,715)	$(15,660)	$(9,395)
Basic and diluted net loss per share (1)	$(0.46)	$(0.97)	$(0.99)	$(1.89)	$(5.23)
Weighted average shares outstanding used in computation of basic and diluted net loss per share (1)	24,341	24,241	23,968	8,290	1,902

	December 31,
	2003	2002	2001	2000	1999
	(in thousands)
Balance Sheet Data:
Cash and cash equivalents	$19,823	$30,730	$48,327	$86,557	$13,107
Working capital	20,582	29,558	46,290	83,781	11,014
Total assets	40,703	53,993	75,539	98,501	16,278
Capital lease obligations, net of current portion	12	30	130	330	523
Accumulated deficit	(97,064)	(85,855)	(62,349)	(38,635)	(22,974)
Total shareholders’ equity	35,435	46,594	69,994	93,241	13,600

(1)	See Note 1 of Notes to Consolidated Financial Statements for information concerning the calculation of basic and diluted net loss per share.

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

Overview

We are a plant health technology company focused on developing, manufacturing and marketing innovative products for agriculture using our natural protein-based harpin technology. We have a fundamentally new, patented and proprietary technology that we believe enhances plant health and improves overall crop production and quality. We believe our technology provides growers with valuable benefits by increasing crop yields, quality and shelf-life; by improving the plant’s ability to suppress certain diseases and other environmental stresses; and by enhancing the uptake of nutrients.

We have incurred significant operating losses since inception. At December 31, 2003, we had an accumulated deficit of $97.1 million. We incurred net losses of $11.2 million in 2003, $23.5 million in 2002 and $23.7 million in 2001. We expect to incur significant additional net losses as we proceed with the commercialization of our current products and the development of new products and technologies.

Results of Operations

Revenues

We generated our first product sales in August 2000. The majority of our product sales revenue has resulted from sales of Messenger, our initial product, to distributors primarily in the United States. Revenues from product sales are recognized when (a) the product is shipped to independent distributors, (b) we have satisfied all of our significant obligations and (c) any acceptance provisions or other contingencies or arrangements have been satisfied. If acceptance provisions or contingencies exist, revenue is recognized after such provisions or contingencies have been satisfied. As part of the analysis of whether all of our significant obligations have been satisfied or situations where acceptance provisions or other contingencies or arrangements exist, we consider the following elements, among others: sales terms and arrangements, historical experience and current incentive programs. Our distributor contracts provide no price protection or product-return rights. Product sales revenues are reported net of applicable sales allowances, as follows:

	Year Ended December 31,
	2003	2002	2001
Gross product sales	$1,739,917	$2,418,050	$5,360,737
Sales allowances	(94,121)	(511,385)	(1,864,735)
Elimination of previously recorded sales allowances	126,301	–	–
Product sales, net of sales allowances	$1,772,097	$1,906,665	$3,496,002

Gross product sales revenues were $1.7 million in 2003, a decrease of $678,000 (28%) from $2.4 million in 2002, which decreased $3.0 million (56%) from $5.4 million in 2001. Sales in 2003 were made to 30 distributors, three of which accounted for an aggregate of 40% of net product sales. Sales in 2002 were made to 26 distributors, two of which accounted for an aggregate of 21% of net product sales. Sales in 2001 were made to seven distributors, two of which accounted for an aggregate of 84% of net product sales. Sales during this three-year period were significantly lower than expected and were impacted by high levels of inventory in the channel, the continuing challenges of commercializing a fundamentally new technology and products, the lagging United States economy, and, in 2001, by the severity of growers’ economic conditions in our initially targeted markets, principally cotton and citrus, and adverse weather conditions in Florida. We expect the difficult economic conditions in agriculture to continue in 2004, adversely impacting our commercialization efforts and sales of Messenger and our other products.

Gross sales to foreign customers totaled $127,000 in 2003 and $128,000 in 2002, the year in which we recorded our first foreign sale. These sales were made primarily to distributors in China, Europe, Mexico, Central and South America and Oman. We expect the percentage of net revenue from foreign sales to increase in 2004.

Sales to consumers in the home and garden market in the United States totaled $60,000 in 2003, or 3% of net product sales for the year. No sales to consumers in the home and garden market were recorded in 2002 or 2001. We expect sales of our home and garden products to increase. However, we do not expect revenues from this market to be significant in 2004.

In 2003, we shipped 602,000 ounces of Messenger to distributors, an increase of 67,000 ounces (13%) from 535,000 ounces shipped in 2002, which decreased 665,000 ounces (55%) from 1.2 million ounces shipped in 2001. Based on information received from distributors, we estimate that distributors sold approximately 734,000 ounces to growers in 2003, an increase of approximately 50,000 ounces (7%) from approximately 684,000 ounces sold in 2002, which increased approximately 88,000 ounces (15%) from 596,000 ounces sold in 2001. We estimate that inventory held by distributors at December 31, 2003 was approximately 503,000 ounces, which we believe is high.

During the third quarter of 2003, we conducted an in-depth analysis of Messenger’s pricing and performance in comparison to that of other key products used by growers. This study suggested that the most significant factor in explaining the slow adoption rate of Messenger is the relationship of its price to other similarly priced chemical and non-chemical inputs. In September 2003, with the cooperation of our retailers, we instituted a “buy one, get one free” promotion at the grower level that ran through the end of 2003. This program provided us the opportunity to observe the effect of lower pricing in certain target markets. After evaluating the results of the pricing study, we announced a reduction of approximately 50% in the price of Messenger and Messenger STS, an improved formulation of Messenger introduced in January 2004. We believe this reduction will allow us to price toward the median crop input cost in our targeted crops and increase the attractiveness of our offer in other crops. In December 2003, we announced to distributors that we planned to send them additional products at no cost in order to reduce the average cost of their existing inventories of Messenger. We estimate that we will deliver to distributors in 2004 approximately 550,000 ounces of products at no charge. This will substantially increase channel inventory and negatively affect our sales to distributors in the immediate term but will, we believe, improve our growth rate and sales to distributors over the medium term. We do not expect distributors that hold significant inventories of our products to place additional orders until their current inventories are reduced and, therefore, we expect sales to distributors to be minor in the first quarter of 2004.

Due to the growing seasons of our targeted crops, we expect grower usage of our products to be highly seasonal. Based on the recommended application timing in our targeted crops and information received from distributors, we expect the second quarter of each year to be the most significant period of use. Our product sales to distributors are also expected to be seasonal. However, actual timing of orders received from distributors will depend on many factors, including the amount of our products in distributors’ inventories.

Sales Allowances

Sales allowances represent allowances granted to independent distributors for sales and marketing support, product warehousing and delivery and information exchange, and are based on a percentage of sales.

Sales allowances are accrued when the related product sales revenue is recognized and are paid in accordance with the terms of the then-current distributor program agreements. Distributor program agreements expire annually, generally on December 31. Prior to 2003, sales allowances were paid when the distributors sold the product and reported the sales data to us, generally on a quarterly basis. We expect that most sales allowances related to 2003 sales will be paid in early 2004, upon submission by distributors of annual sales data.

Sales allowances related to 2003 sales totaled $94,000, a decrease of $417,000 (82%) from $511,000 in 2002, which decreased $1.4 million (74%) from $1.9 million in 2001. Sales allowances as a percentage of gross product sales revenue were 5% in 2003, a decrease from 21% in 2002 and 35% in 2001. The decrease in sales allowances as a percentage of gross product sales revenue reflects changes in our distributor programs from year to year. We expect 2004 sales allowances to average approximately three to five percent of gross product sales revenue.

Beginning in 2003, we made several changes to our distributor program. We reduced both the cost of Messenger to our distributors and the sales allowance they will receive, thereby lowering the necessary working capital investment by distributors who maintain inventories of Messenger. As a result of these changes, previously accrued sales allowances totaling approximately $546,000 related to Messenger inventory held by distributors at December 31, 2002 were paid in early 2003. We also eliminated sales allowance liabilities recognized in prior years totaling $126,000 that will not be paid because of the changes in distributor programs implemented in 2003 and actual amounts earned by distributors being less than amounts previously estimated.

In February 2003, we negotiated with one of our distributors a compromise settlement whereby we paid $250,000 to settle unpaid accrued sales allowances and an uncollected account receivable. As part of the settlement agreement and mutual release, we accepted approximately 232,000 ounces of Messenger from that distributor.

Cost of Goods Sold

Cost of goods sold includes the cost of Messenger sold to distributors, idle capacity charges, inventory cost reductions and write-offs and the cost of Messenger used for promotional purposes. Cost of goods sold was $2.2 million in 2003, a decrease of $0.4 million (15%) from $2.6 million in 2002, which decreased $2.3 million (47%) from $4.9 million in 2001. Cost of goods sold as a percentage of net sales revenues was 124% in 2003, a decrease from 138% in 2002 and 140% in 2001. Cost of goods sold includes manufacturing overhead costs incurred while our manufacturing plant was not in production of approximately $1.7 million in 2003, $1.6 million in 2002 and $1.8 million in 2001. We expect to continue incurring idle capacity charges in the future and will continue to identify opportunities to lower these charges during periods of non-production.

Included in cost of goods sold are inventory cost reductions and write-offs totaling $47,000 in 2003, $193,000 in 2002 and $1.7 million in 2001. Of the 2001 amount, approximately $1.4 million related to the write-down of inventory, consisting primarily of bulk Messenger product, that resulted from the following circumstances: inventory levels that exceeded our revenue forecasts; an expectation that we would change our product formulation within the revenue forecast period; and disposal of some bulk material that did not meet our highest quality standards as a result of a change, since rectified, in the manufacturing process at our new facility. The remaining amounts relate to lower of cost or market adjustments for inventory that failed to meet our quality control standards.

The cost of Messenger used for promotional purposes in 2003 was $141,000, down $233,000 (62%) from $374,000 in 2002. The majority of the 2003 expense related to the accrual of costs associated with approximately 550,000 ounces that we expect to deliver to distributors at no cost in 2004 as part of the price reduction program.

Our inventory includes approximately 1.6 million ounces of Messenger that was manufactured prior to 2003. In addition, we estimate that distributors own approximately 503,000 ounces of Messenger that was manufactured more than two years ago. Due to the age of this inventory, we are conducting limited re-testing of Messenger samples produced in 2000 and 2001. During 2003, we voluntarily recalled and replaced approximately 10,000 ounces of Messenger owned by distributors that our limited re-testing indicated had degraded below our quality control standards. If our limited re-testing program indicates that additional material has degraded below our quality standards, we may have to record inventory write-downs and may choose to replace any such product owned by distributors or growers.

Research and Development Expenses

Research and development expenses consist primarily of personnel, field trial, laboratory, regulatory, patent and facility expenses. Research and development expenses totaled $4.9 million in 2003, a decrease of $5.4 million (52%) from $10.3 million in 2002, which decreased $2.2 million (18%) from $12.5 million in 2001. These decreases were due primarily to lower spending on personnel costs, field trials, facility costs (including depreciation) and travel. At December 31, 2003, we had approximately 70% fewer employees engaged in research and development than at the end of 2001.

Selling, General and Administrative Expenses

Selling, general and administrative expenses consist of personnel and related expenses for sales and marketing, executive and administrative personnel; advertising, marketing and professional fees; and other corporate expenses. Selling, general and administrative expenses totaled $5.8 million in 2003, a decrease of $3.1 million (35%) from $8.9 million in 2002, which decreased $3.7 million (29%) from $12.6 million in 2001. These decreases resulted primarily from reductions in personnel, advertising and marketing costs. Included in selling, general and administrative expenses were severance costs of $160,000 in 2003, $535,000 in 2002 and $249,000 in 2001 in connection with workforce reductions. Also included in 2001 were charges of approximately $480,000 in connection with the resignation of our former President and Chief Executive Officer. At December 31, 2003, we had approximately 63% fewer employees in selling, general and administrative capacities than at the end of 2001.

Loss on Facility Subleases

In January 2001, we entered into a ten-year lease agreement, with two five-year extension options to be exercised at our discretion, for 63,200 square feet of office space located near our manufacturing facility in Bothell, Washington. In the first half of 2001, we converted approximately 22,600 square feet of this building into laboratory facilities and made other improvements at a cost of approximately $9.1 million. In order to offset our future facility costs, in December 2002, we entered into an agreement to sublease to another company 34,302 square feet of laboratory and office space. The sublease agreement has an initial non-cancelable term of five years, with one three-year and two five-year extension options to be exercised at the subtenant’s discretion, provided that we exercise our option to extend the lease beyond its initial ten-year term. The rent to be collected under the sublease exceeds the rent we will pay for the subleased space. However, the excess does not cover the unamortized cost of leasehold improvements and equipment in the subleased space. As a result, a $4.2 million loss on the sublease was recorded in December 2002. The loss includes a write-off of net leasehold improvements and equipment directly related to the subleased space totaling $1.0 million; an accrued loss of $4.0 million for the subtenant’s estimated portion of depreciation and amortization of shared assets, offset by excess rents of approximately $1.1 million; and sublease transaction costs of approximately $300,000.

In 2003, we subleased to another company approximately 7,300 square feet of office space. The sublease agreement has a term of five years. Due to declines in the real estate market, the rent we will pay on the subleased space exceeds the rent to be collected under the sublease. As a result, we recorded a loss on the sublease of approximately $366,000.

Interest Income

Interest income consists of earnings on our cash and cash equivalents. Interest income totaled $290,000 in 2003, a decrease of $427,000 (60%) from $717,000 in 2002, which decreased $2.2 million (76%) from $2.9 million in 2001. The decreases were due to significantly lower average cash balances available for investment in each year and lower interest rates.

Interest Expense

Interest expense consists of interest we pay on capital leases used to finance certain equipment acquisitions. Interest expense totaled $9,000 in 2003, a decrease of $29,000 (76%) from $38,000 in 2002, which decreased $45,000 (54%) from $83,000 in 2001. These decreases were due to reduced leasing activity and lower average principal balances as we paid down our existing capital lease obligations.

Income Taxes

We have generated a net loss from operations for each period since we began doing business. As of December 31, 2003, we had accumulated approximately $90.9 million of net operating loss carryforwards for federal income tax purposes, which expire between 2009 and 2023, and approximately $7.9 million in foreign tax net operating loss carryforwards, which expire between 2006 and 2008. The annual use of these net operating loss carryforwards may be limited in the event of a cumulative change in ownership of more than 50%.

Liquidity and Capital Resources

At December 31, 2003, our cash and cash equivalents totaled $19.8 million. Prior to October 2000, we financed our operations primarily through the private sale of our equity securities, resulting in net proceeds of $36.5 million through September 30, 2000. In October 2000, we received approximately $91.5 million in net proceeds from the initial public offering of 6,670,000 shares of our common stock. To a lesser extent, we have financed our equipment acquisitions through lease financings.

Net cash used in operations totaled $10.8 million in 2003, a decrease of $6.5 million (38%) from $17.3 million in 2002, which decreased $6.3 million (27%) from $23.6 million in 2001. Net cash used in operations in 2003 resulted primarily from a net loss, after adding back depreciation and loss on facility sublease, of $8.7 million and fluctuations in various asset and liability balances totaling $2.5 million. Net cash used in operations in 2002 resulted primarily from a net loss, after adding back depreciation and loss on facility sublease, of $16.6 million and fluctuations in various asset and liability balances totaling $1.1 million. Net cash used in operations in 2001 resulted from a net loss, after adding back depreciation, of $21.7 million and fluctuations in various asset and liability balances totaling $2.3 million. The decrease in net cash used in operations is due to reduced spending on operating expenses.

Net cash used in investing activities totaled $50,000 in 2003, a decrease of $134,000 (73%) from $184,000 in 2002, which decreased by $14.6 million (99%) from $14.8 million in 2001. The reduction from 2002 to 2003 was due primarily to increased proceeds from the disposal of equipment in 2003. Investing activities in 2001 related primarily to the purchase of property and equipment acquisitions in connection with expansion of our manufacturing and research and development facilities, which were completed by December 31, 2001.

Net cash used in financing activities totaled $39,000 in 2003, a reduction of $42,000 (52%) from $81,000 in 2002, which decreased $285,000 (140%) from net cash provided by financing activities of $204,000 in 2001. The primary use of funds during these years was to pay down principal on our outstanding capital leases, offset by proceeds from the issuance of our common stock in connection with our stock option and employee stock purchase plans.

We conduct our operations in three primary functional currencies: the U.S. dollar, the European Union euro and the Mexican peso. Historically, neither fluctuations in foreign exchange rates nor changes in foreign economic conditions have had a significant impact on our financial condition or results of operations. We currently do not hedge our foreign currency exposures and are, therefore, subject to the risk of exchange rates. We may invoice our international customers in U.S. dollars, euros and Mexican pesos, as the case may be. We are exposed to foreign exchange rate fluctuations as the financial results of foreign subsidiaries are translated into U.S. dollars in consolidation. Foreign exchange rate fluctuations did not have a material impact on our financial results in 2003, 2002 or 2001.

The following are our contractual obligations as of December 31, 2003 associated with our capital and operating lease obligations:

	Payments Due by Period
	Total	Less Than 1 Year	1–3 Years	3–5 Years	More Than 5 Years
	(in thousands)
Capital lease obligations, including interest	$32	$19	$13	$–	$–
Operating lease obligations	11,693	1,878	3,677	2,912	3,226
Total	$11,725	$1,897	$3,690	$2,912	$3,226

Our operating expenditures have been significant since our inception. We currently anticipate that our operating expenses will significantly exceed net product sales and that net losses and working capital requirements will consume a material amount of our cash resources. If net product sales do not significantly increase in the near term, we will have to further reduce our operating expenses. Our future capital requirements will depend on the success of our operations. We believe that the balance of our cash and cash equivalents at December 31, 2003 will be sufficient to meet our anticipated cash needs for net losses, working capital and capital expenditures for more than the next 12 months, although there can be no assurance in that regard.

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

Critical Accounting Policies, Estimates and Judgments

Our critical accounting policies are more fully described in Note 1 to our consolidated financial statements included in this Annual Report on Form 10-K. Certain of our accounting policies require the application of significant judgment by management in selecting the appropriate assumptions for calculating financial estimates. By their nature, these judgments are subject to an inherent degree of uncertainty. These judgments are based on historical experience, terms of existing contracts, commonly accepted industry practices, information provided by our customers and other assumptions that we believe are reasonable under the circumstances. Our estimates and assumptions are reviewed periodically and the effects of revisions are reflected in the consolidated financial statements in the period in which they are determined to be necessary. Actual results may differ from these estimates under different assumptions or conditions. Our critical accounting policies and estimates include:

Revenue Recognition

We sell our product to independent, third-party distributors. Our contracts with those distributors provide no price protection or product-return rights. We recognize revenue from product sales, net of sales allowances, when product is received by our distributors and all of our significant obligations have been satisfied, unless acceptance provisions or other contingencies or arrangements exist. If acceptance provisions or contingencies exist, revenue is recognized after such provisions or contingencies have been satisfied. As part of the analysis of whether all of our significant obligations have been satisfied or situations where acceptance provisions or other contingencies or arrangements exist, we consider the following elements, among others: sales terms and arrangements, historical experience and current incentive programs.

Sales allowances represent allowances granted to independent distributors for sales and marketing support, product warehousing and delivery and information exchange and are based on the terms of the distribution agreements. Sales allowances are accrued when the related product sales are recognized and are paid in accordance with the terms of the then-current distributor program agreements. Distributor program agreements expire annually, generally on December 31. Prior to 2003, sales allowances were paid when the distributors sold the product and reported the sales data to us, generally on a quarterly basis. We expect that sales allowances related to 2003 sales will be paid in 2004, upon submission by distributors of annual sales data.

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

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable balances are reported net of customer-specific related sales allowances. In determining the adequacy of the allowance for doubtful accounts, we consider a number of factors, including the aging of the accounts receivable portfolio, customer payment trends, the financial condition of our customers, historical bad debts and current economic trends. Based upon our analysis of outstanding net accounts receivable at December 31, 2003, no allowance for doubtful accounts was recorded.

Inventory

Our inventory is valued at the lower of cost or market on an average cost basis. We regularly review inventory balances to determine whether a write-down is necessary. We consider various factors in making this determination, including recent sales history and predicted trends, industry market conditions, general economic conditions, the age of our inventory and recent quality control data. Changes in the factors above or other factors could result in significant additional inventory cost reductions in the value of inventory and write-offs.

Valuation of Property and Equipment

We periodically review the carrying values of our property and equipment to determine whether such assets have been impaired. An impairment loss must be recorded pursuant to SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” when the undiscounted net cash flows to be realized from the use of such assets are less than their carrying value. The determination of undiscounted net cash flows requires us to make many estimates, projections and assumptions, including the lives of the assets, future sales and expense levels, additional capital investments or expenditures necessary to maintain the assets, industry market trends and general and industry economic conditions. During 2002, we wrote off approximately $1.0 million of leasehold improvements and equipment directly related to approximately 34,300 square feet of laboratory and office space subleased to another company. Based upon our analysis of net cash flows to be realized from our remaining investments in property and equipment, no additional impairment loss was recorded. Changes in the factors listed above or other factors could result in significantly different cash flow estimates and an impairment charge.

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

Recent Accounting Pronouncements

In November 2002, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 45 (“FIN 45”), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others, an interpretation of FASB Statements No. 5, 57 and 107 and rescission of FASB Interpretation No. 34.” FIN 45 elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. FIN 45 also clarifies that a guarantor is required to recognize, at inception of a guarantee, a liability for the fair value of the obligation undertaken. The initial recognition and measurement provisions of FIN 45 are applicable to guarantees issued or modified after December 31, 2002 and did not have an impact on our financial statements. The disclosure requirements are effective for financial statements of interim and annual periods ended after December 15, 2002 and are included in the notes to the consolidated financial statements included in this Annual Report on Form 10-K.

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

Item 8.    Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

The Board of Directors
Eden Bioscience Corporation:

We have audited the accompanying consolidated balance sheets of Eden Bioscience Corporation and subsidiaries as of December 31, 2003 and 2002, and the related consolidated statements of operations, shareholders’ equity and comprehensive loss and cash flows for each of the years in the two year period ended December 31, 2003. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. The consolidated financial statements of Eden Bioscience Corporation and subsidiaries as of December 31, 2001 and for the year then ended were audited by other auditors who have ceased operations. Those auditors expressed an unqualified opinion on those financial statements in their report dated January 22, 2002.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Eden Bioscience Corporation and subsidiaries as of December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the years in the two year period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 12 to the consolidated financial statements, the Company changed its method of accounting for asset retirement obligations effective January 1, 2003.

/s/ KPMG LLP

Seattle, Washington
January 30, 2004

THIS REPORT IS A COPY OF A REPORT PREVIOUSLY ISSUED BY ARTHUR ANDERSEN LLP. THIS REPORT HAS NOT BEEN REISSUED BY ARTHUR ANDERSEN LLP. SEE EXHIBIT 23.2 TO THIS ANNUAL REPORT ON FORM 10-K FOR ADDITIONAL DISCUSSION.

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

/s/ ARTHUR ANDERSEN LLP

Seattle, Washington
January 22, 2002

EDEN BIOSCIENCE CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
	2003	2002
ASSETS
Current assets:
Cash and cash equivalents	$19,823,339	$30,729,828
Accounts receivable, net of sales allowances	166,111	218,529
Inventory	2,057,818	2,216,420
Prepaid expenses and other current assets	719,939	770,136
Total current assets	22,767,207	33,934,913
Property and equipment, net	16,305,604	18,410,909
Other assets	1,629,769	1,647,304
Total assets	$40,702,580	$53,993,126

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$105,076	$361,801
Accrued liabilities	1,568,952	3,627,571
Current portion of accrued loss on facility subleases	494,373	292,482
Current portion of capital lease obligations	17,257	95,426
Total current liabilities	2,185,658	4,377,280
Accrued loss on facility subleases, net of current portion	2,373,342	2,613,651
Capital lease obligations, net of current portion	12,333	29,592
Other long-term liabilities	695,996	378,816
Total liabilities	5,267,329	7,399,339

Commitments and contingencies

Shareholders’ equity:
Preferred stock, $.01 par value, 10,000,000 shares authorized; no shares issued and outstanding at December 31, 2003 and 2002	–	–
Common stock, $.0025 par value, 100,000,000 shares authorized; issued and outstanding shares – 24,361,990 shares at December 31, 2003; 24,307,495 shares at December 31, 2002	60,905	60,769
Additional paid-in capital	132,523,362	132,466,906
Accumulated other comprehensive loss	(85,381)	(78,842)
Accumulated deficit	(97,063,635)	(85,855,046)
Total shareholders’ equity	35,435,251	46,593,787
Total liabilities and shareholders’ equity	$40,702,580	$53,993,126

The accompanying notes are an integral part of these consolidated financial statements.

EDEN BIOSCIENCE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2003	2002	2001
Product sales, net of sales allowances	$1,772,097	$1,906,665	$3,496,002

Operating expenses:
Cost of goods sold	2,190,034	2,628,608	4,878,900
Research and development	4,883,120	10,301,587	12,537,358
Selling, general and administrative	5,759,163	8,919,734	12,607,850
Loss on facility subleases	366,019	4,241,643	–
Total operating expenses	13,198,336	26,091,572	30,024,108
Loss from operations	(11,426,239)	(24,184,907)	(26,528,106)
Other income (expense):
Interest income	290,206	717,020	2,896,108
Interest expense	(9,048)	(37,680)	(82,969)
Total other income	281,158	679,340	2,813,139
Loss before income taxes and cumulative effect of adoption of SFAS No. 143	(11,145,081)	(23,505,567)	(23,714,967)
Income taxes	–	–	–
Loss before cumulative effect of adoption of SFAS No. 143	(11,145,081)	(23,505,567)	(23,714,967)
Cumulative effect of adoption of SFAS No. 143	(63,508)	–	–
Net loss	$(11,208,589)	$(23,505,567)	$(23,714,967)
Basic and diluted net loss per share:
Loss before cumulative effect of adoption of SFAS No. 143	$(0.46)	$(0.97)	$(0.99)
Cumulative effect of adoption of SFAS No. 143	–	–	–
Net loss	$(0.46)	$(0.97)	$(0.99)
Weighted average shares outstanding used to compute net loss per share	24,340,980	24,240,516	23,967,711

The accompanying notes are an integral part of these consolidated financial statements.

EDEN BIOSCIENCE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY AND COMPREHENSIVE LOSS

	Outstanding Shares Common Stock	Common Stock	Additional Paid-in Capital	Deferred Stock Option Compen- sation	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Shareholders’ Equity
Balance at December 31, 2000	23,894,680	$59,737	$131,844,183	$(28,625)	$–	$(38,634,512)	$93,240,783
Comprehensive loss:
Net loss	–	–	–	–	–	(23,714,967)	(23,714,967)
Cumulative translation adjustment	–	–	–	–	(33,577)	–	(33,577)
Comprehensive loss	–	–	–	–	–	–	(23,748,544)
Sale of common stock	46,597	116	325,156	–	–	–	325,272
Exercise of warrants	41,839	105	96,914	–	–	–	97,019
Exercise of stock options	116,828	292	60,506	–	–	–	60,798
Stock option compensation expense	–	–	–	18,480	–	–	18,480
Balance at December 31, 2001	24,099,944	60,250	132,326,759	(10,145)	(33,577)	(62,349,479)	69,993,808
Comprehensive loss:
Net loss	–	–	–	–	–	(23,505,567)	(23,505,567)
Cumulative translation adjustment	–	–	–	–	(45,265)	–	(45,265)
Comprehensive loss	–	–	–	–	–	–	(23,550,832)
Sale of common stock	47,189	118	97,881	–	–	–	97,999
Exercise of stock options, net	160,362	401	42,266	–	–	–	42,667
Stock option compensation expense	–	–	–	10,145	–	–	10,145
Balance at December 31, 2002	24,307,495	60,769	132,466,906	–	(78,842)	(85,855,046)	46,593,787
Comprehensive loss:
Net loss	–	–	–	–	–	(11,208,589)	(11,208,589)
Cumulative translation adjustment	–	–	–	–	(6,539)	–	(6,539)
Comprehensive loss	–	–	–	–	–	–	(11,215,128)
Sale of common stock	22,295	56	29,137	–	–	–	29,193
Exercise of stock options	32,200	80	27,319	–	–	–	27,399
Balance at December 31, 2003	24,361,990	$60,905	$132,523,362	$–	$(85,381)	$(97,063,635)	$35,435,251

The accompanying notes are an integral part of these consolidated financial statements.

EDEN BIOSCIENCE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2003	2002	2001
Cash flows from operating activities:
Net loss	$(11,208,589)	$(23,505,567)	$(23,714,967)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	2,149,267	2,660,792	2,016,127
Amortization of stock option compensation expense	–	10,145	18,480
Loss on disposition of fixed assets	105,890	230,652	58,913
Loss on facility subleases	366,019	4,213,192	–
Deferred rent payable	120,321	138,442	240,374
Accretion expense	21,156	–	–
Cumulative effect of adoption of SFAS No. 143	63,508	–	–
Changes in assets and liabilities:
Accounts receivable	56,118	(128,944)	505,965
Inventory	172,101	183,778	(796,712)
Prepaid expenses and other assets	64,900	201,369	(2,072,744)
Accounts payable	(260,069)	(563,293)	(702,449)
Accrued liabilities	(2,085,753)	(748,404)	728,640
Accrued loss on facility subleases	(404,437)	–	–
Other long-term liabilities	–	(32,500)	84,783
Net cash used in operating activities	(10,839,568)	(17,340,338)	(23,633,590)
Cash flows from investing activities:
Purchases of property and equipment	(261,934)	(208,045)	(14,838,234)
Proceeds from disposal of fixed assets	212,030	23,956	75,617
Net cash used in investing activities	(49,904)	(184,089)	(14,762,617)
Cash flows from financing activities:
Reduction in capital lease obligations	(95,428)	(221,350)	(278,760)
Proceeds from issuance of stock	56,592	140,666	483,089
Net cash (used in) provided by financing activities	(38,836)	(80,684)	204,329
Effect of foreign currency exchange rates on cash and cash equivalents	21,819	7,917	(37,965)
Net decrease in cash and cash equivalents	(10,906,489)	(17,597,194)	(38,229,843)
Cash and cash equivalents at beginning of period	30,729,828	48,327,022	86,556,865
Cash and cash equivalents at end of period	$19,823,339	$30,729,828	$48,327,022
Supplemental disclosures:
Cash paid for interest	$9,048	$37,680	$82,969
Current liabilities for property and equipment	–	–	196,600
Assets acquired through capital leases	–	–	19,418

The accompanying notes are an integral part of these consolidated financial statements.

EDEN BIOSCIENCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    Organization and Summary of Significant Accounting Policies

Organization and Business

Eden Bioscience Corporation (“Eden Bioscience” or the “Company”) was incorporated in the State of Washington on July 18, 1994. Eden Bioscience is a plant health technology company focused on developing, manufacturing and marketing innovative natural protein-based products for agriculture. The Company began selling its initial product, Messenger, in August 2000.

The Company is subject to a number of risks including, among others: dependence on a limited number of products and the development and commercialization of those products, which may not be successful; the need to develop adequate sales and marketing capabilities to commercialize Messenger and the Company’s other products; reliance on independent distributors and retailers to sell the Company’s products; competition from other companies with greater financial, technical and marketing resources; and other risks associated with commercializing a new technology.

Liquidity

The Company’s operating expenditures have been significant since its inception. The Company currently anticipates that its operating expenses will significantly exceed net product sales and that net losses and working capital requirements will consume a material amount of its cash resources. If net product sales do not significantly increase in the near term, the Company will have to further reduce its operating expenses. The Company’s future capital requirements will depend on the success of its operations. Management of the Company believes that the balance of its cash and cash equivalents at December 31, 2003 will be sufficient to meet its anticipated cash needs for net losses, working capital and capital expenditures for more than the next 12 months, although there can be no assurance in that regard.

In the future, the Company may require additional funds to support its working capital requirements or for other purposes and may seek to raise such additional funds through public or private equity financing or through other sources, such as credit facilities. The Company may be unable to obtain adequate or favorable financing at that time or at all. The sale of additional equity securities could result in dilution to the Company’s shareholders.

Principles of Consolidation

The consolidated financial statements include the accounts of Eden Bioscience and its wholly owned subsidiaries. Intercompany transactions and balances have been eliminated.

Segments

The Company has one operating segment – the development and commercialization of innovative natural protein-based products for agriculture.

Estimates Used in Financial Statement Preparation

The preparation of financial statements in conformity with generally accepted accounting principles in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Examples include depreciable lives of property and equipment; expense accruals; and provisions for sales allowances, warranty claims, inventory valuation, asset impairments, losses on facility subleases and bad debts. Such estimates and assumptions are based on historical experience, where applicable, and other assumptions. Estimates and assumptions are reviewed periodically and the effects of revisions are reflected in the consolidated financial statements in the period they are determined to be necessary. Actual results could differ from these estimates.

EDEN BIOSCIENCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Cash and Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. Cash equivalents are stated at cost, which approximates market.

Accounts Receivable

Accounts receivable balances are reported net of customer-specific related sales allowances payable of $55,000 and $1.0 million at December 31, 2003 and 2002, respectively. In determining the adequacy of the allowance for doubtful accounts, the Company considers a number of factors, including the aging of the accounts receivable portfolio, customer payment trends, the financial condition of its customers, historical bad debts and current economic trends. Based upon an analysis of outstanding net accounts receivable, no allowance for doubtful accounts was recorded at December 31, 2003, 2002 or 2001.

In February 2003, the Company negotiated with one of its distributors a compromise settlement whereby the Company paid $250,000 to settle unpaid accrued sales allowances net of an uncollected account receivable. As part of the settlement agreement and mutual release, the Company accepted approximately 232,000 ounces of Messenger from that distributor, which was recorded at replacement cost. The effect on the statement of operations as a result of this settlement was immaterial.

Inventory

Inventory is valued at the lower of average cost or market. Costs include material, labor and overhead. The Company estimates inventory cost reductions based on the results of quality control testing and the amount and age of product in the Company’s inventory. The Company recorded cost reductions and write-offs totaling approximately $47,000 in 2003, $193,000 in 2002 and $1.7 million in 2001.

Financial Instruments and Concentrations of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities. Financial instruments, including those listed above, that are short-term and/or that have little or no market risk are estimated to have a fair value equal to book value. Deposits with banks may exceed the amount of insurance provided on such deposits; however, these deposits typically may be redeemed upon demand and, therefore, bear minimal risk. The Company’s credit risk is managed by investing its excess cash in high-quality money market instruments and securities of the U. S. government.

Property and Equipment

Equipment and leasehold improvements are stated at historical cost. Improvements and replacements are capitalized. Maintenance and repairs are expensed when incurred. The provision for depreciation and amortization is determined using straight-line and accelerated methods, which allocate costs over their estimated useful lives of two to twenty years. On January 1, 2001, the Company adopted the units-of-production method of depreciation for manufacturing equipment placed into service after that date. Equipment leased under capital leases is depreciated over the shorter of its estimated useful life or lease term, which ranges between three to five years. Leasehold improvements are amortized over the shorter of their estimated useful lives or lease terms, which range between two to ten years.

Long-lived assets are reviewed for impairment whenever events or circumstances indicate that the carrying value may not be recoverable. In reviewing for impairment, the Company compares the carrying value of such assets to the undiscounted cash flows expected from the use of the assets and their eventual disposition. When necessary, an impairment loss is recognized equal to the difference between the assets’ fair value and their carrying value. During 2002, the Company wrote off $1.0 million of leasehold improvements and equipment directly related to approximately 34,300 square feet of laboratory and office space subleased to

EDEN BIOSCIENCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

another company. Based upon an analysis of estimated net cash flows to be realized from the Company’s investments in property and equipment at December 31, 2003, no additional impairment loss was recorded.

Other Assets

Other assets consist principally of restricted investments held as deposits in connection with the Company’s operating leases of its research and development, manufacturing and headquarters facilities.

Exit and Disposal Activities

Costs associated with one-time termination benefits are estimated at the time the liability is incurred and are recognized over the future service period, if applicable, or immediately, if there is no future service period. The cumulative effect of subsequent changes in the timing or amount of estimated cash flows over the future service period is recognized as an adjustment to the liability in the period of the change.

Revenues

The Company recognizes revenue from product sales, net of sales allowances, when product is shipped to its distributors and all significant obligations of the Company have been satisfied, unless acceptance provisions or other contingencies or arrangements exist. If acceptance provisions or contingencies exist, revenue is deferred and recognized later if such provisions or contingencies are satisfied. As part of the analysis of whether all significant obligations of the Company have been satisfied or situations where acceptance provisions or other contingencies or arrangements exist, the Company considers the following elements, among others: sales terms and arrangements, historical experience and current incentive programs. Distributors do not have price protection or product-return rights. The Company provides an allowance for warranty claims based on historical experience and expectations. Shipping and handling costs related to product sales that are paid by the Company are included in cost of goods sold.

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

Gross product sales and sales allowances are as follows:

	Year Ended December 31,
	2003	2002	2001
Gross product sales	$1,739,917	$2,418,050	$5,360,737
Sales allowances	(94,121)	(511,385)	(1,864,735)
Elimination of previously recorded sales allowance liabilities	126,301	–	–
Product sales, net of sales allowances	$1,772,097	$1,906,665	$3,496,002

The Company paid sales allowances totaling $1,826,811 in 2003, $518,872 in 2002 and $542,727 in 2001.

Incentives

The Company sometimes offers sales incentives, often in the form of free product, to distributors and other customers. Costs associated with such incentives are recognized as costs of sales in the later of the period in which (a) the associated revenue is recognized by the Company or (b) the sales incentive is offered to the customer.

EDEN BIOSCIENCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In September 2003, with the cooperation of its retailers, the Company instituted a “buy one, get one free” promotion at the grower level that ran through the end of 2003. Near the end of 2003, the Company announced a reduction of approximately 50% in the price of Messenger and Messenger STS, an improved formulation of Messenger introduced in January 2004. At the same time, the Company announced to distributors that it planned to send them additional products at no charge in order to reduce the average cost of their existing inventories of Messenger. The Company estimates that it will deliver to distributors in 2004 approximately 550,000 ounces of products at no charge to distributors. This will substantially increase channel inventory and negatively affect the Company’s sales. The Company does not expect distributors that hold significant inventories of its products to place additional orders until their current inventories are reduced. The total cost of these promotions was approximately $191,000, which the Company recorded as a cost of sales in 2003.

Cost of Goods Sold

Cost of goods sold includes all direct and indirect costs incurred in the manufacturing process; shipping and handling and other costs necessary to deliver product to distributors; inventory cost reductions; product used for promotional purposes; and idle capacity charges during periods of non-production.

Advertising Costs

Advertising costs are expensed as incurred. The Company incurred advertising expenses of $398,555 in 2003, $756,890 in 2002, and $2,266,114 in 2001.

Research and Development Expenses

Research and development costs are expensed as incurred.

Stock Compensation

The Company has elected to apply the disclosure-only provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure, an Amendment of SFAS No. 123.” Accordingly, the Company accounts for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. The following table illustrates the effect on net income and earnings per share as if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based compensation.

	Year Ended December 31,
	2003	2002	2001
Net loss, as reported	$(11,208,589)	$(23,505,567)	$(23,714,967)
Add: Stock option compensation expense, as reported	–	10,145	18,480
Deduct: Total stock-based employee compensation expense under fair value based method	(1,516,909)	(1,182,088)	(1,413,317)
Pro forma net loss	$(12,725,498)	$(24,677,510)	$(25,109,804)
Loss per share:
Basic and diluted – as reported	$(0.46)	$(0.97)	$(0.99)
Basic and diluted – pro forma	$(0.52)	$(1.02)	$(1.05)

The per-share weighted average grant date fair value of options granted was $1.26 in 2003, $1.03 in 2002 and $6.81 in 2001. Prior to completion of the Company’s initial public offering in October 2000, the fair value of each option grant was estimated on the date of grant using the fair value based method prescribed by SFAS No. 123 for private companies, which considers only the time value of money. The fair value of stock

EDEN BIOSCIENCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

options granted subsequent to the Company’s initial public offering was determined using the Black-Scholes model. The following weighted average assumptions were used to perform the calculations:

	December 31,
	2003	2002	2001
Expected dividend yield	–	–	–
Risk-free interest rate	2.94%	4.23%	4.18%
Expected life (years)	5.0	3.0	4.8
Volatility	102%	103%	105%

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

Foreign Currency Translation

The Company conducts its operations in three primary functional currencies: the U.S. dollar, the European Union euro and the Mexican peso. Balance sheet accounts of the Company’s foreign operations are translated from foreign currencies into U.S. dollars at period-end exchange rates while income and expenses are translated at average exchange rates during the period. Cumulative translation gains or losses related to net assets located outside the U.S. are shown as a component of shareholders’ equity. Gains and losses resulting from foreign currency transactions, which are denominated in a currency other than the entity’s functional currency, are included in the consolidated statements of operations. There were no significant gains or losses on foreign currency transactions in 2003, 2002 or 2001.

Recent Accounting Pronouncements

In November 2002, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 45 (“FIN 45”), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others, an interpretation of FASB Statements No. 5, 57 and 107 and rescission of FASB Interpretation No. 34.” FIN 45 elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. FIN 45 also clarifies that a guarantor is required to recognize, at inception of a guarantee, a liability for the fair value of the obligation undertaken. The initial recognition and measurement provisions of FIN 45 are applicable to guarantees issued or modified after December 31, 2002 and did not have an impact on our financial statements. The disclosure requirements are effective for financial statements of interim and annual periods ended after December 15, 2002 and are included in the notes to these consolidated financial statements.

Net Loss per Share

Basic net loss per share is the net loss divided by the average number of shares outstanding during the period. Diluted net loss per share is the net loss divided by the sum of the average number of shares outstanding during the period plus the additional shares that would have been issued had all dilutive warrants and options been exercised, less shares that would be repurchased with the proceeds from such exercise using the treasury stock method. The effect of including outstanding options and warrants is antidilutive for all periods presented. Therefore, options and warrants have been excluded from the calculation of diluted net loss per share. Shares issuable pursuant to stock options and warrants that have not been included in the above calculations because they are antidilutive totaled 2,748,941 in 2003, 2,100,669 in 2002 and 3,001,408 in 2001.

EDEN BIOSCIENCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Reclassifications

Certain reclassifications have been made to the prior years’ financial statements to conform to classifications used in the current year.

2. Shareholders’ Equity

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

The Board of Directors has the authority to determine all matters relating to options to be granted under the Stock Option Plans, including designation as incentive or nonqualified stock options, the selection of individuals to be granted options, the number of shares subject to each grant, the exercise price, the term and vesting period, if any. Generally, options vest over periods ranging from three to five years and expire at the earlier of the date on which the plan expires or ten years from date of grant. The Board of Directors reserved an initial total of 1,500,000 shares of common stock under the 2000 Plan, plus an automatic annual increase, to be added on the first day of the Company’s fiscal year beginning in 2002, equal to the lesser of (a) 1,500,000 shares; (b) 5% of the outstanding shares of common stock on a fully diluted basis as of the end of the immediately preceding year; and (c) a lesser amount as may be determined by the Board of Directors. No additional shares were added to the 2000 Plan on January 1, 2004, 2003 or 2002.

At December 31, 2003, the Company had reserved 643,501 shares of common stock for issuance under the 1995 Plan, all of which had been granted, and 3,186,671 shares for issuance under the 2000 Plan, including 1,686,671 shares transferred from the 1995 Plan. Options totaling 1,905,440 under the 2000 Plan had been granted at December 31, 2003, leaving 1,281,231 options available for future grant. The following table summarizes stock option activity:

	Number of Shares	Weighted Average Exercise Price Per Share
Balance at December 31, 2000	2,376,336	$7.08
Options granted	1,044,150	9.11
Options forfeited	(553,251)	9.90
Options exercised	(126,632)	0.87
Balance at December 31, 2001	2,740,603	7.57
Options granted	676,000	1.60
Options forfeited	(1,305,485)	8.70
Options exercised	(242,666)	1.00
Balance at December 31, 2002	1,868,452	5.47
Options granted	1,281,000	1.65
Options forfeited	(568,311)	7.98
Options exercised	(32,200)	0.85
Balance at December 31, 2003	2,548,941	3.05

EDEN BIOSCIENCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes stock option information at December 31, 2003:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted-Average Remaining Contractual Life (in years)	Weighted- Average Exercise Price	Number Outstanding	Weighted- Average Exercise Price
$0.40–1.00	175,001	3.51	$0.85	175,001	$0.85
1.40–1.85	1,792,450	6.61	1.61	542,851	1.61
2.00–6.50	278,000	5.22	3.81	250,165	3.73
7.00–14.00	303,490	6.61	12.11	201,156	13.99
	2,548,941	6.25	3.05	1,169,173	4.08

Stock options exercisable were 748,114 and 989,611 at December 31, 2002 and 2001, respectively. The weighted-average exercise prices of options exercisable were $6.45 and $4.91 at December 31, 2002 and 2001, respectively.

On June 17, 2002, the Company offered to exchange certain outstanding options to purchase shares of its common stock granted to its current U.S. employees and officers (other than its Chief Financial Officer and then-Interim President) under the Stock Option Plans for new options to be granted under the 2000 Plan on a date that was at least six months and one day after the date that the Company cancelled the tendered options. The offer expired on July 17, 2002, at which time the Company cancelled options to purchase 788,900 shares of its common stock with a weighted average exercise price of $9.05 that were tendered for exchange or cancellation without replacement. On January 21, 2003, the Company granted new options to purchase 558,700 shares of its common stock, subject to new option agreements executed by the Company and its employees who participated in the offer. Each new option has an exercise price of $1.64 per share (the fair market value of the Company’s common stock on the new grant date) and vests over four years at a rate of 25% on each anniversary of the vesting start date of the tendered option that it replaced.

The Company records compensation expense over the vesting period for the difference between the exercise price of stock options granted and the fair market value of the underlying stock for financial reporting purposes. In conjunction with grants made in 1998, the Company recognized compensation expense for these stock options of $10,145 in 2002 and $18,480 in 2001. The compensation expense was fully amortized at December 31, 2002. The weighted average grant date fair value of these options was $2.81.

Common Stock Warrants

Between 1996 and 1998, the Company issued warrants to purchase 375,822 shares of common stock at prices ranging from $0.50 to $5.00 per share to placement agents for the sale of convertible preferred stock. Warrants representing a total of 315,017 shares have been exercised for proceeds of $348,905. Warrants to purchase 28,588 shares of common stock expired unexercised in 2002 and warrants to purchase 32,217 shares of common stock expired unexercised in 2003.

In August 2000, the Company issued warrants to purchase 133,333 shares of its common stock at $15.00 per share to Stephens Group, Inc. (“Stephens”) and warrants to purchase 66,667 shares of its common stock at $15.00 per share to WBW Trust Number One (“WBW”), in connection with credit facilities it established with these entities. The Company also paid loan commitment fees of $200,000 to Stephens and $100,000 to WBW. Under the terms of the credit facilities, the Company had the ability to borrow up to $10 million from Stephens and $5 million from WBW. The Company did not borrow any amounts pursuant to the credit facilities and, with the completion of the initial public offering, no longer has the ability to borrow any amounts under the credit facilities. One of the Company’s directors, William T. Weyerhaeuser, is trustee of WBW. At the time, Stephens beneficially owned approximately 10% of the Company’s common stock (approximately 20% at December 31, 2003) and Jon E. M. Jacoby, a director of the Company, is also a

EDEN BIOSCIENCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

director and an executive vice president of Stephens. The warrants are currently exercisable and expire in August 2005. The Company recorded an expense of approximately $2.0 million in 2000 for the fair value of the warrants issued in connection with the credit facilities. The per-share issue date fair value of $9.91 was determined using the Black-Scholes option pricing model with assumptions of 0% expected dividend rate, 5.00% risk-free interest rate, five years expected life and 60% volatility.

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

The 2000 Stock Purchase Plan utilizes twenty-four-month offering periods, each of which consists of four six-month purchase periods, with purchases being made on the last day of each such period. Offering periods begin on each May 1 and November 1. The price of the common stock purchased under the 2000 Stock Purchase Plan is the lesser of 85% of the fair market value on the first day of an offering period and 85% of the fair market value on the last day of a purchase period.

The 2000 Stock Purchase Plan authorizes the issuance of a total of 500,000 shares of common stock, plus an automatic annual increase, to be added on the first day of the Company’s fiscal year beginning in 2002, equal to the lesser of (a) 250,000 shares; (b) 1% of the outstanding shares of common stock as of the end of the immediately preceding fiscal year on a fully diluted basis, and (c) a lesser amount determined by the Board of Directors. No additional shares were added to the 2000 Stock Purchase Plan on January 1, 2004, 2003 or 2002. A total of 22,295 shares of stock were purchased under the plan in 2003, for total proceeds of $29,192; 47,189 shares were purchased in 2002, for total proceeds of $97,999; and 46,597 shares were purchased in 2001, for total proceeds of $325,272.

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

4. Inventory

Inventory, at average cost, consists of the following:

	December 31,
	2003	2002
Raw materials	$855,883	$856,108
Work in process	348,965	291,118
Finished goods	852,970	1,069,194
Total inventory	$2,057,818	$2,216,420

Work in process consists of bulk inventory. The Company had limited manufacturing during 2003.

EDEN BIOSCIENCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5. Property and Equipment

Property and equipment, at cost, consists of the following:

	December 31,
	2003	2002
Equipment	$12,790,658	$12,759,251
Equipment under capital leases	102,374	478,565
Leasehold improvements	11,578,034	11,415,694
Total property and equipment	24,471,066	24,653,510
Less accumulated depreciation and amortization	(8,165,462)	(6,242,601)
Net property and equipment	$16,305,604	$18,410,909

For the years ended December 31, 2003, 2002 and 2001, the Company recorded depreciation and amortization expense of $2,149,267, $2,660,792 and $2,016,127, respectively. In December 2002, the Company recorded a $1.0 million loss on the write-off of net leasehold improvements and equipment directly related to 34,302 square feet of laboratory and office space subleased to another company.

6. Accrued Liabilities

Accrued liabilities consist of the following:

	December 31,
	2003	2002
Compensation and benefits	$311,246	$751,540
Research and development field trial expenses	303,586	604,068
Facility costs	283,630	426,889
Warranty	228,021	331,059
Promotions	180,692	104,955
Sales allowances	160,217	1,065,702
Other	101,560	343,358
Total accrued liabilities	$1,568,952	$3,627,571

7. Warranty Liability

The Company records, at the time revenues are recognized, a liability for warranty claims based on a percentage of sales. The warranty accrual percentage, which has ranged between zero and five percent, and warranty liability are reviewed periodically and adjusted as necessary, based on historical experience, the results of product quality testing and future expectations.

The following table summarizes changes to the Company’s warranty liability during the years ended December 31, 2003 and 2002:

	Year Ended December 31,
	2003	2002
Beginning balance	$331,059	$324,249
Payments and other settlements	(41,071)	(198,174)
Accruals, net of changes in estimate of liability	(61,967)	204,984
Ending balance	$228,021	$331,059

EDEN BIOSCIENCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8. Commitments and Contingencies

Leases

The Company has entered into non-cancelable lease agreements involving equipment and facilities through the year 2011. Future minimum rental payments under capital lease obligations and operating leases, as well as sublease rental receipts to be received under the non-cancelable subleases described below, as of December 31, 2003 are as follows:

	Capital	Operating	Sublease Rental Receipts
2004	$19,403	$1,878,284	$897,684
2005	12,145	1,867,758	943,248
2006	769	1,809,464	943,248
2007	–	1,431,480	991,320
2008	–	1,480,195	20,209
2009 and later	–	3,225,825	–
Total minimum lease payments	32,317	$11,693,006	$3,795,709
Less amount representing interest	(2,727)
Present value of net minimum lease payments	29,590
Less current portion	(17,257)
Capital lease obligation, net of current portion	$12,333

Rental expense was as follows:

	Year Ended December 31,
	2003	2002	2001
Minimum rentals	$1,912,104	$2,237,223	$1,019,133
Payment of accrued loss on facility subleases	(376,144)	–	–
Less sublease rental income	(358,117)	(259,702)	(160,545)
Net rental expense	$1,177,843	$1,977,521	$858,588

In January 2001, the Company entered into a ten-year lease agreement, with two five-year extension options to be exercised at the Company’s discretion, for 63,200 square feet of office space located near its manufacturing facility in Bothell, Washington. Rent payments increase by approximately eight percent every 30 months over the term of the lease. Total rent is expensed on a straight-line basis over the lease term. A liability for rent expense in excess of rent payments is included in other long-term liabilities and totaled approximately $499,000 at December 31, 2003 and $378,000 at December 31, 2002. In the first half of 2001, the Company converted approximately 22,600 square feet of this building into laboratory facilities and made other improvements at a cost of approximately $9.1 million. In order to offset its future facility costs, the Company, in December 2002, entered into an agreement to sublease to another company 34,302 square feet of laboratory and office space. The sublease agreement has an initial non-cancelable term of five years, with one three-year extension option to be exercised at the subtenant’s discretion and two five-year extension options to be exercised at the subtenant’s discretion, provided that the Company exercises its options to extend the lease beyond the initial ten-year term. The rent to be collected under the sublease exceeds the rent the Company will pay for the subleased space. However, the excess does not cover the unamortized cost of leasehold improvements and equipment in the subleased space. As a result, a $4.2 million loss on the sublease was recorded in December 2002. The loss includes a write-off of net leasehold improvements and equipment directly related to the subleased space totaling $1.0 million; an accrued loss of $4.0 million for the subtenant’s estimated portion of depreciation and amortization of shared assets, offset by excess rents of approximately $1.1 million; and sublease transaction costs of approximately $300,000.

In April 2003, the Company subleased to another company approximately 7,300 square feet of office space. The sublease agreement has a term of five years. Due to declines in the real estate market, the rent the

EDEN BIOSCIENCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Company will pay on the subleased space exceeds the rent to be collected under the sublease. As a result, the Company recorded in 2003 a loss on the sublease of approximately $366,000.

Legal Proceedings

The Company is subject to various claims and legal actions that arise in the ordinary course of business and believes that the ultimate liability, if any, with respect to these claims and legal actions will not have a material effect on its consolidated financial statements.

9. Major Customers

Net product sales to the following distributors accounted for more than ten percent of net revenues for the periods indicated:

	Year Ended December 31,
	2003	2002	2001
Customer A	$363,000	$–	$–
Customer B	182,000	**	2,500,000
Customer C	168,000	**	420,000
Customer D	–	193,000	**
Customer E	**	214,000	**

** Less than ten percent.

10. Restructuring Charges and Other Costs

The Company recorded restructuring costs for severance and other costs associated with separate workforce reductions that occurred during 2003, 2002 and 2001. These costs are recorded in the consolidated statements of operations as components of research and development expense or selling, general and administrative expense, depending upon the classification of the affected employees. The following table summarizes changes to the Company’s restructuring liability during the years ended December 31, 2003, 2002 and 2001:

	Total Charges	Non-Cash Charges	Cash Payments	Liability at End of Year
2003	$160,082	$–	$216,616	$–
2002	534,769	–	478,235	56,534
2001	248,544	–	248,544	–

Of the 18 employees included in the 2003 workforce reductions, nine worked in research and development and the remainder worked in a variety of other areas, principally administration and sales and marketing. Of the 37 employees included in the 2002 workforce reductions, 20 worked in research and development and the remainder worked in a variety of other areas, principally manufacturing and facilities, sales and marketing and administration. Of the 33 employees included in the 2001 workforce reductions, five worked in research and development and the remainder worked in a variety of other areas, principally manufacturing and facilities, sales and marketing and administration.

In addition to the above amounts, the Company recorded a charge of approximately $480,000 in 2001 in connection with the resignation of its former President and CEO. All related amounts had been paid as of December 31, 2003.

11. Defined Contribution Plan

The Eden Bioscience Corporation 401(k) Plan and Trust (the “Plan”) was established in 1997 and revised in 2001. The current Plan covers all employees of the Company who are at least 21 years old. The Plan includes a provision for deferral of up to 100% of participant compensation, subject to IRS limitations, and a

EDEN BIOSCIENCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

discretionary employer match at an amount to be determined by the Company’s Board of Directors. To date, the Company has made no contributions to the Plan.

12. Asset Retirement Obligation

As of January 1, 2003, the Company adopted SFAS No. 143, “Accounting for Asset Retirement Obligations,” by recording an asset and liability in the amount of $129,093 related to asset retirement obligations the Company has at the expiration or earlier termination of its manufacturing facility lease. The lease expires on December 31, 2006, at which time the Company may extend the lease for three additional years. The Company has not restricted any assets for purposes of settling this asset retirement obligation. As of January 1, 2003, the Company also recorded a $63,508 charge for the cumulative effect of adopting SFAS No. 143, which consists of cumulative accretion of $34,821 and depreciation of $28,687 related to periods prior to January 1, 2003. Following is a reconciliation of the beginning and ending aggregate carrying value of the asset retirement obligation liability, which is included in other long-term liabilities:

Initial measurement of obligation	$129,093
Accretion expense for periods prior to January 1, 2003	34,821
Accretion expense for the year ended December 31, 2003	21,156
Balance at December 31, 2003	$185,070

Pro forma net losses for the years ended December 31, 2002 and 2001, assuming retroactive application of SFAS No. 143, would be as follows:

	Year Ended December 31,
	2002	2001
Net loss, as reported	$(23,505,567)	$(23,714,967)
Accretion and depreciation expense	(32,792)	(30,716)
Pro forma net loss, assuming retroactive application of SFAS No. 143	$(23,538,359)	$(23,745,683)

The pro forma balance of the asset retirement obligation liability, assuming that SFAS No. 143 had been adopted prior to the year ended December 31, 2001 (the earliest period presented), would be $163,913 at December 31, 2002 and $145,465 at December 31, 2001.

13. Income Taxes

The Company did not record an income tax benefit for any of the periods presented because it has experienced operating losses since inception. The Company’s total U.S. tax net operating loss carryforwards were approximately $90.9 million at December 31, 2003 and expire between 2009 and 2023. The Company’s total foreign tax net operating loss carryforwards were approximately $7.9 million at December 31, 2003 and expire between 2006 and 2008. The Company’s total general business credit carryforwards were approximately $1.3 million at December 31, 2003 and expire between 2013 and 2023. The significant components of the deferred tax asset were as follows:

	2003	2002
Net operating loss carryforwards	$35,772,000	$30,937,000
Depreciation and amortization	(1,829,000)	(1,134,000)
General business credit carryforwards	1,277,000	1,202,000
Accrued loss on facility subleases	1,077,000	1,114,000
Other	554,000	656,000
Deferred tax asset	36,851,000	32,775,000
Deferred tax asset valuation allowance	(36,851,000)	(32,775,000)
Net deferred tax asset	$–	$–

EDEN BIOSCIENCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The valuation allowance on deferred tax assets increased by $4.1 million during 2003 and $10.7 million during 2002. Pursuant to Section 382 of the Internal Revenue Code, annual use of the Company’s net operating loss and credit carryforwards may be limited in the event of a cumulative change in ownership of more than 50%. These Section 382 limitations and other limitations under state and foreign tax laws could result in a portion of the Company’s net operating losses never being utilized. The difference between the statutory tax rate of approximately 35% and the tax benefit of zero recorded by the Company is due to the Company’s full valuation allowance against net deferred tax assets.

14. Quarterly Financial Data (Unaudited)

The following table summarizes selected unaudited quarterly financial data for each quarter of the years ended December 31, 2003 and 2002.

	Three Months Ended
	March 31	June 30	September 30	December 31
Fiscal year 2003:
Net revenues	$846,860	$548,664	$102,533	$274,040
Loss from operations	(2,913,986)	(3,372,594)	(2,594,537)	(2,545,122)
Net loss	(2,887,804)	(3,297,556)	(2,533,519)	(2,489,710)
Basic and diluted net loss per share	(0.12)	(0.14)	(0.10)	(0.10)
Common stock trading range:
High	1.71	2.25	2.01	2.00
Low	0.80	1.09	1.20	0.91
Fiscal year 2002:
Net revenues	$555,007	$1,072,529	$59,884	$219,245
Loss from operations	(5,714,689)	(4,888,909)	(4,814,915)	(8,766,394)
Net loss	(5,504,717)	(4,709,684)	(4,652,508)	(8,638,658)
Basic and diluted net loss per share	(0.23)	(0.19)	(0.19)	(0.36)
Common stock trading range:
High	5.37	3.44	2.30	1.85
Low	1.33	1.25	1.30	1.30

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Previously disclosed in our annual report on Form 10-K for the year ended December 31, 2002.

Item 9A. Controls and Procedures.

Under the supervision and with the participation of management, including our President and Chief Executive Officer and our Chief Financial Officer, we have carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of the end of the fiscal year covered by this report. Based on that evaluation, our President and Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures are effective as of the end of such year. There have been no changes in our internal control over financial reporting during the fourth quarter of 2003 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART III

Item 10. Directors and Executive Officers of the Registrant.

The information required by this item is incorporated by reference from the sections captioned “Board of Directors and Corporate Governance” and “Section 16(a) Beneficial Ownership Reporting Compliance” contained in our proxy statement for the 2004 annual meeting of shareholders, to be filed with the Commission pursuant to Regulation 14A not later than 120 days after December 31, 2003.

Item 11. Executive Compensation.

The information required by this item is incorporated by reference from the sections captioned “Executive Compensation” and “Board of Directors and Corporate Governance – Board of Director Compensation” contained in our proxy statement for the 2004 annual meeting of shareholders, to be filed with the Commission pursuant to Regulation 14A not later than 120 days after December 31, 2003.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this item is incorporated by reference from the section captioned “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters – Equity Compensation Plan Information” contained in our proxy statement for the 2004 annual meeting of shareholders, to be filed with the Commission pursuant to Regulation 14A not later than 120 days after December 31, 2003.

Item 13. Certain Relationships and Related Transactions.

None.

Item 14. Principal Accountant Fees and Services.

The information required by this item is incorporated by reference from the section captioned “Independent Auditors” contained in our proxy statement for the 2004 annual meeting of shareholders, to be filed with the Commission pursuant to Regulation 14A not later than 120 days after December 31, 2003.

PART IV

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

The following documents are being filed as part of this annual report on Form 10-K.

(a)	Financial Statements.

(b)	No reports on Form 8-K were filed during the quarter ended December 31, 2003.

(c)	Exhibits.

Exhibits 31.1 and 31.2 are being filed as part of this annual report on Form 10-K. Exhibits 32.1 and 32.2 are being furnished with this annual report on Form 10-K.

Exhibit Number	Description
3.1
Restated Articles of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to Eden Bioscience’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2000 (Commission File No. 0-31499)).

3.2
Third Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.2 to Eden Bioscience’s Registration Statement on Form S-1, as amended (Commission File No. 333-41028), initially filed with the SEC on July 7, 2000).

4.1
Form of Common Stock Purchase Warrant, dated August 16, 2000, issued to Stephens Group, Inc. (incorporated by reference to Exhibit D to Exhibit 10.12 to Eden Bioscience’s Registration Statement on Form S-1, as amended (Commission File No. 333-41028), initially filed with the SEC on July 7, 2000).

4.2
Form of Common Stock Purchase Warrant, dated August 16, 2000, issued to WBW Trust Number One (incorporated by reference to Exhibit D to Exhibit 10.13 to Eden Bioscience’s Registration Statement on Form S-1, as amended (Commission File No. 333-41028), initially filed with the SEC on July 7, 2000).

4.3	Form of Common Stock Purchase Warrant issued to placement agents for the sale of convertible preferred stock during the period from 1996 to 1998.
9.1
Form of Voting Trust Agreement between Stephens-EBC, LLC and James Sommers, as Trustee (incorporated by reference to Exhibit 9.1 to Eden Bioscience’s Registration Statement on Form S-1, as amended (Commission File No. 333-41028), initially filed with the SEC on July 7, 2000).

10.1†
Exclusive License Agreement, dated May 1, 1995, between Cornell Research Foundation, Inc. and the Registrant, as amended as of June 2, 2000 (incorporated by reference to Exhibit 10.1 to Eden Bioscience’s Registration Statement on Form S-1, as amended (Commission File No. 333-41028), initially filed with the SEC on July 7, 2000).

Exhibit Number	Description
10.2
Lease, dated November 4, 1996, between Koll Real Estate Group for Koll North Creek Business Park and the Registrant (incorporated by reference to Exhibit 10.2 to Eden Bioscience’s Registration Statement on Form S-1, as amended (Commission File No. 333-41028), initially filed with the SEC on July 7, 2000).

10.3
1995 Combined Incentive and Nonqualified Stock Option Plan (incorporated by reference to Exhibit 10.3 to Eden Bioscience’s Registration Statement on Form S-1, as amended (Commission File No. 333-41028), initially filed with the SEC on July 7, 2000).

10.4
2000 Stock Incentive Plan (incorporated by reference to Exhibit 10.4 to Eden Bioscience’s Registration Statement on Form S-1, as amended (Commission File No. 333-41028), initially filed with the SEC on July 7, 2000).

10.5
2000 Employee Stock Purchase Plan, as amended (incorporated by reference to Exhibit 10.5 to Eden Bioscience’s Registration Statement on Form S-1, as amended (Commission File No. 333-41028), initially filed with the SEC on July 7, 2000).

10.6
Form of Indemnification Agreement (incorporated by reference to Exhibit 10.6 to Eden Bioscience’s Registration Statement on Form S-1, as amended (Commission File No. 333-41028), initially filed with the SEC on July 7, 2000).

10.7
Employment Agreement, dated August 16, 2000, between the Registrant and Zhongmin Wei (incorporated by reference to Exhibit 10.8 to Eden Bioscience’s Registration Statement on Form S-1, as amended (Commission File No. 333-41028), initially filed with the SEC on July 7, 2000).

10.8
Change of Control Agreement, dated August 16, 2000, between the Registrant and Bradley S. Powell (incorporated by reference to Exhibit 10.10 to Eden Bioscience’s Registration Statement on Form S-1, as amended (Commission File No. 333-41028), initially filed with the SEC on July 7, 2000).

10.9
Change of Control Agreement, dated August 16, 2000, between the Registrant and Zhongmin Wei (incorporated by reference to Exhibit 10.11 to Eden Bioscience’s Registration Statement on Form S-1, as amended (Commission File No. 333-41028), initially filed with the SEC on July 7, 2000).

10.10
Lease, dated January 12, 2001, between Eden Bioscience Corporation and Ditty Properties Limited Partnership (incorporated by reference to Exhibit 10.14 to Eden Bioscience’s Annual Report on Form 10-K (Commission File No. 0-31499), filed with the SEC on March 29, 2001).

10.11
Letter agreement, dated January 28, 2002, between the Registrant and Bradley S. Powell (incorporated by reference to Exhibit 10.15 to Eden Bioscience’s Annual Report on Form 10-K (Commission File No. 0-31499), filed with the SEC on March 29, 2002).

10.12	Sublease, dated December 31, 2002, between the Registrant and CEPTYR, Inc., a Delaware corporation.
10.13
Amendments to Zhongmin Wei’s Employment Agreement Dated August 16, 2000 (incorporated by reference to Exhibit 10.1 to Eden Bioscience’s Quarterly Report on Form 10-Q (Commission File No. 0-31499), filed with the SEC on August 6, 2003).

16.1
Letter from Arthur Andersen LLP to the Securities and Exchange Commission dated May 13, 2002 (incorporated by reference to Exhibit 16.1 to Eden Bioscience’s Current Report on Form 8-K (Commission File No. 0-31499) filed with the SEC on May 14, 2002).

21.1	Subsidiaries of the Registrant (incorporated by reference to Exhibit 21.1 to Eden Bioscience’s Annual Report on Form 10-K (Commission File No. 0-31499), filed with the SEC on March 29, 2002).

Exhibit Number	Description
23.1*	Consent of KPMG LLP.
23.2	Notice Regarding Lack of Consent of Arthur Andersen LLP.
31.1*	Rule 13a-14(a) Certification (Chief Executive Officer).
31.2*	Rule 13a-14(a) Certification (Chief Financial Officer).
32.1*	Section 1350 Certification (Chief Executive Officer).
32.2*	Section 1350 Certification (Chief Financial Officer).

*	Filed herewith.

†	In accordance with Rule 202 of Regulation S-T; portions of the exhibit have been filed in paper pursuant to a continuing hardship exemption. Confidential treatment has been granted with respect to portions of this exhibit.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Bothell, State of Washington, on March 26, 2004.

EDEN BIOSCIENCE CORPORATION

By:	/s/ Rhett R. Atkins
Rhett R. Atkins, President, Chief Executive Officer and Director

By:	/s/ Bradley S. Powell
Bradley S. Powell, Vice President of Finance, Chief Financial Officer and Secretary

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities indicated below on March 26, 2004.

Signature	Title

/s/ Rhett R. Atkins	President, Chief Executive Officer and Director (Principal Executive Officer)
Rhett R. Atkins

/s/ Bradley S. Powell	Vice President of Finance, Chief Financial Officer and Secretary
Bradley S. Powell	(Principal Financial and Accounting Officer)

/s/ William T. Weyerhaeuser William T. Weyerhaeuser	Chairman of the Board of Directors

/s/ Gilberto H. Gonzalez Gilberto H. Gonzalez	Director

/s/ Jon E. M. Jacoby Jon E. M. Jacoby	Director

/s/ Albert A. James Albert A. James	Director

/s/ Agatha L. Maza Agatha L. Maza	Director

/s/ Richard N. Pahre Richard N. Pahre	Director

/s/ John W. Titcomb, Jr. John W. Titcomb, Jr.	Director