Form 10-Q
period 2004-03-31
EDEN BIOSCIENCE CORP
filed 2004-05-14
CIK 930095

UNITED STATES SECURITIES AND
EXCHANGE COMMISSION
Washington, D.C. 20549

_________________

FORM 10-Q

_________________

(Mark One)
[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended March 31, 2004

or

[ ]	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from ____________ to ____________ .

Commission File Number 0-31499

Eden Bioscience Corporation

(Exact name of registrant as specified in its charter)

Washington (State or other jurisdiction of incorporation or organization)	91-1649604 (IRS Employer Identification No.)

3830 Monte Villa Parkway, Suite 100
Bothell, Washington 98021-7266
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

State the number of shares outstanding of each of the registrant’s classes of common equity, as of the latest practicable date:

Class Common Stock, $.0025 Par Value	Outstanding as of May 13, 2004 24,372,261

Eden Bioscience Corporation

PART I — FINANCIAL INFORMATION

Item 1. Unaudited Financial Statements

EDEN BIOSCIENCE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

ASSETS
	March 31, 2004	December 31, 2003

Current assets:
Cash and cash equivalents	$17,726,494	$19,823,339
Accounts receivable, net of sales allowances	237,172	166,111
Inventory	2,243,892	2,057,818
Prepaid expenses and other current assets	677,582	719,939

Total current assets	20,885,140	22,767,207
Property and equipment, net	15,776,786	16,305,604
Other assets	1,635,055	1,629,769

Total assets	$38,296,981	$40,702,580

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$264,883	$105,076
Accrued liabilities	1,453,869	1,568,952
Current portion of accrued loss on facility subleases	484,779	494,373
Current portion of capital lease obligations	15,111	17,257

Total current liabilities	2,218,642	2,185,658
Accrued loss on facility subleases, net of current portion	2,254,227	2,373,342
Capital lease obligations, net of current portion	8,409	12,333
Other long-term liabilities	714,979	695,996

Total liabilities	5,196,257	5,267,329

Commitments and contingencies
Shareholders' equity:
Preferred stock, $.01 par value, 10,000,000 shares authorized; no shares
issued and outstanding at March 31, 2004 and December 31, 2003	--	--
Common stock, $.0025 par value, 100,000,000 shares authorized;
24,361,990 issued and outstanding shares at March 31, 2004 and
December 31, 2003	60,905	60,905
Additional paid-in capital	132,523,362	132,523,362
Accumulated other comprehensive loss	(73,509)	(85,381)
Accumulated deficit	(99,410,034)	(97,063,635)

Total shareholders' equity	33,100,724	35,435,251

Total liabilities and shareholders' equity	$38,296,981	$40,702,580

The accompanying notes are an integral part of these statements.

EDEN BIOSCIENCE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended March 31,
	2004	2003
Product sales, net of sales allowances	$213,401	$846,860

Operating expenses:
Cost of goods sold	657,997	578,196
Research and development	676,309	1,517,248
Selling, general and administrative	1,276,698	1,665,402

Total operating expenses	2,611,004	3,760,846

Loss from operations	(2,397,603)	(2,913,986)

Other income (expense):
Interest income	51,923	93,655
Interest expense	(719)	(3,965)

Total other income	51,204	89,690

Loss before income taxes and cumulative effect of
adoption of SFAS No. 143	(2,346,399)	(2,824,296)
Income taxes	--	--

Loss before cumulative effect of adoption of SFAS No. 143	(2,346,399)	(2,824,296)
Cumulative effect of adoption of SFAS No.143	--	(63,508)

Net loss	$(2,346,399)	$(2,887,804)

Basic and diluted net loss per share:
Loss before cumulative effect of adoption of SFAS No. 143	$(0.10)	$(0.12)
Cumulative effect of adoption of SFAS No. 143	--	--

Net loss	$(0.10)	$(0.12)

Weighted average shares outstanding used to compute net loss per share	24,361,990	24,308,106

Pro forma amounts assuming retroactive application of SFAS No. 143:
Net loss	$(2,346,399)	$(2,824,296)
Basic and diluted net loss per share	$(0.10)	$(0.12)

The accompanying notes are an integral part of these statements.

EDEN BIOSCIENCE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Unaudited

	Three Months Ended March 31,
	2004	2003
Cash flows from operating activities:
Net loss	$(2,346,399)	$(2,887,804)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	528,818	595,362
Accretion expense	5,977	4,967
Deferred rent payable	12,639	34,323
Cumulative effect of adoption of SFAS No. 143	--	63,508
Changes in assets and liabilities:
Accounts receivable	(104,620)	(427,101)
Inventory	(55,649)	(57,579)
Prepaid expenses and other assets	37,619	(151,958)
Accounts payable	160,188	(121,116)
Accrued liabilities	(200,767)	(1,639,168)
Accrued loss on facility subleases	(128,709)	(40,165)

Net cash used in operating activities	(2,090,903)	(4,626,731)

Cash flows from investing activities:
Purchases of property and equipment	--	(124,997)
Proceeds from disposal of fixed assets	--	125,000

Net cash provided by investing activities	--	3

Cash flows from financing activities:
Reduction in capital lease obligations	(6,070)	(40,927)
Proceeds from issuance of common stock	--	22,500

Net cash used in financing activities	(6,070)	(18,427)

Effect of foreign currency exchange rates on cash and cash equivalents	128	3,862

Net decrease in cash and cash equivalents	(2,096,845)	(4,641,293)
Cash and cash equivalents at beginning of period	19,823,339	30,729,828

Cash and cash equivalents at end of period	$17,726,494	$26,088,535

Supplemental disclosures:
Cash paid for interest	$719	$3,965

The accompanying notes are an integral part of these statements.

EDEN BIOSCIENCE CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Organization and Summary of Significant Accounting Policies

Organization and Business

        Eden Bioscience Corporation (“Eden Bioscience” or the “Company”) was incorporated in the State of Washington on July 18, 1994. Eden Bioscience is a plant health technology company focused on developing, manufacturing and marketing innovative natural protein-based products for agriculture. The Company began selling its initial product, Messenger®, in August 2000.

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

Basis of Presentation

        The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The balance sheet at December 31, 2003 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These financial statements and notes should be read in conjunction with the financial statements and notes for the year ended December 31, 2003 included in the Company’s Annual Report on Form 10-K, which was filed with the Securities and Exchange Commission on March 26, 2004.

        In the opinion of management, the unaudited condensed consolidated financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to state fairly the financial information set forth therein. Results of operations for the three months ended March 31, 2004 are not necessarily indicative of the results expected for the full fiscal year or for any future period.

Liquidity

        The Company’s operating expenditures have been significant since its inception. The Company currently anticipates that its operating expenses will significantly exceed net product sales and that net losses and working capital requirements will consume a material amount of its cash resources. If net product sales do not significantly increase in the near term, the Company will have to further reduce its operating expenses. The Company’s future capital requirements will depend on the success of its operations. Management of the Company believes that the balance of its cash and cash equivalents at March 31, 2004 will be sufficient to meet its anticipated cash needs for net losses, working capital and capital expenditures for more than the next 12 months, although there can be no assurance in that regard.

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

Property and Equipment

        Equipment and leasehold improvements are stated at historical cost. Improvements and replacements are capitalized. Maintenance and repairs are expensed when incurred. The provision for depreciation and amortization is determined using straight-line, units-of-production and accelerated methods, which allocate costs over their estimated useful lives of two to 20 years. Equipment leased under capital leases is depreciated over the shorter of its estimated useful life or lease term, which ranges between three to five years. Leasehold improvements are amortized over the shorter of their estimated useful lives or lease term, which range between two to ten years.

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

Revenue

        The Company recognizes revenue from product sales, net of sales allowances, when product is delivered to its distributors and all significant obligations of the Company have been satisfied, unless acceptance provisions or other contingencies or arrangements exist. If acceptance provisions or other contingencies or arrangements exist, revenue is deferred and recognized later if such acceptance provisions or other contingencies or arrangements are satisfied. As part of the analysis of whether all significant obligations of the Company have been satisfied or situations where acceptance provisions or other contingencies or arrangements exist, the Company considers the following elements, among others: sales terms and arrangements, historical experience and current incentive programs. Distributors do not have price protection or product-return rights. The Company provides an allowance for warranty claims based on historical experience and expectations. Shipping and handling costs related to product sales that are paid by the Company are included in cost of goods sold.

        Sales allowances represent allowances granted to independent distributors for sales and marketing support, product warehousing and delivery and information exchange and are estimated based on the terms of the distribution agreements currently in place. Sales allowances are accrued when the related product sales are recognized and are paid in accordance with the terms of the then-current distributor program agreements. Distributor program agreements expire annually, generally on December 31. Prior to 2003, sales allowances were paid when the distributors sold the product and reported the sales data to the Company, generally on a quarterly basis. Sales allowances related to 2003 sales will be paid upon submission by distributors of annual sales data. In January 2004, the Company changed its distributor program to provide for sales allowances based on the total amount of products purchased during the year. Volume rebates will be paid throughout the year as distributors qualify to receive them.

        Gross product sales and sales allowances are as follows:

	Three Months Ended March 31,
	2004	2003
Gross product sales	$132,158	$761,896
Sales allowances	(13,994)	(41,337)
Reduction of previously recorded sales allowance liabilities	95,237	126,301

Product sales, net of sales allowances	$213,401	$846,860

        Net product sales for the three months ended March 31, 2004 and 2003 include the reduction by $95,237 and $126,301, respectively, of sales allowance liabilities recognized in prior quarters that will not be paid because of changes in distributor programs implemented in 2003 and actual amounts earned by distributors being less than amounts previously estimated.

        In February 2004, the Company received approval to sell Messenger in Spain. The Company initiated marketing activities in March, but the approval was not received in time to meet initial sales activity. In order to ensure that an adequate supply of Messenger was quickly disbursed in the new distribution channel and to limit the amount of working capital required by our new distributors at this early stage of introduction, the Company granted

EDEN BIOSCIENCE CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

flexible and/or extended payment terms to distributors in this new market. Because of this combination of factors, revenues from product deliveries made in March to distributors in Spain were not recognized in the first quarter. Through March 31, 2004, the Company had delivered approximately 112,000 ounces of Messenger to distributors in Spain. Accounts receivable, net of sales allowances, includes approximately $112,500 related to a portion of these delivered ounces for which revenue recognition has been deferred. The remaining delivered ounces have been treated as consigned inventory and are included in the inventory balance at March 31, 2004.

Incentives

        The Company sometimes offers sales incentives, often in the form of free product, to distributors and other customers. Costs associated with such incentives are recognized as costs of sales in the later of the period in which (a) the associated revenue is recognized by the Company or (b) the sales incentive is offered to the customer.

        In September 2003, with the cooperation of its retailers, the Company instituted a “buy one, get one free” promotion at the grower level that ran through the end of 2003. Near the end of 2003, the Company announced a reduction of approximately 50% in the price of Messenger and determined that Messenger® STS, an improved formulation of Messenger introduced in January 2004, would sell for approximately the same price as Messenger. At the same time, the Company announced to distributors that it planned to send them additional products at no charge in order to reduce the average cost of their existing inventories of Messenger. In the first quarter of 2004, the Company delivered approximately 202,000 ounces of free products and it estimates that approximately 308,000 ounces of products remain to be given to distributors. This will substantially increase channel inventory and negatively affect the Company’s sales. The Company does not expect distributors that hold significant inventories of its products to place additional orders until their current inventories are reduced.

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

	Three Months Ended March 31,
	2004	2003
Net loss, as reported	$(2,346,399)	$(2,887,804)
Deduct: Total stock-based employee compensation expense
under fair value based method	(154,337)	(713,410)

Pro forma net loss	$(2,500,736)	$(3,601,214)

Loss per share:
Basic and diluted - as reported	$(0.10)	$(0.12)

Basic and diluted - pro forma	$(0.10)	$(0.15)

Comprehensive Loss

        The following table summarizes the Company’s comprehensive loss for the three months ended March 31, 2004 and 2003:

	Three Months Ended March 31,
	2004	2003
Net loss	$(2,346,399)	$(2,887,804)
Cumulative translation adjustment	11,872	(8,132)

Total comprehensive loss	$(2,334,527)	$(2,895,936)

EDEN BIOSCIENCE CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Net Loss Per Share

        Basic net loss per share is calculated as the net loss divided by the weighted average number of common shares outstanding during the period. Diluted net loss per share is calculated as the net loss divided by the sum of the weighted average number of common shares outstanding during the period plus the additional common shares that would have been issued had all dilutive warrants and options been exercised, less shares that would be repurchased with the proceeds from such exercises using the treasury stock method. The effect of including outstanding options and warrants is antidilutive for all periods presented. Therefore, options and warrants have been excluded from the calculation of diluted net loss per share and consist of the following:

	As of March 31,
	2004	2003
Options to purchase common stock	2,556,091	2,830,318
Warrants to purchase common stock	200,000	232,217

2.     Stock Options and Warrants

        The following table summarizes stock option activity since December 31, 2003:

Number of Options

Balance at December 31, 2003	2,548,941
Options granted	130,000
Options cancelled	(122,850)

Balance at March 31, 2004	2,556,091

        As of March 31, 2004, the Company had warrants outstanding to purchase 200,000 shares of its common stock at $15.00 per share. The warrants are currently exercisable and expire in August 2005. No warrants to purchase shares of the Company’s common stock were issued during the three-month period ended March 31, 2004.

3.     Inventory

        Inventory, at average cost, consists of the following:

	March 31, 2004	December 31, 2003

Raw materials	$722,546	$855,883
Work in process and bulk manufactured goods	760,616	348,965
Finished goods	760,730	852,970

Total inventory	$2,243,892	$2,057,818

4.     Property and Equipment

        Property and equipment, at cost, consist of the following:

	March 31, 2004	December 31, 2003

Equipment	$12,723,067	$12,790,658
Equipment under capital leases	66,646	102,374
Leasehold improvements	11,578,034	11,578,034

Total property and equipment	24,367,747	24,471,066
Less accumulated depreciation	(8,590,961)	(8,165,462)

Net property and equipment	$15,776,786	$16,305,604

        The Company recorded depreciation of $528,818 and $595,362 for the three months ended March 31, 2004 and 2003, respectively.

EDEN BIOSCIENCE CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5.     Accrued Liabilities

        Accrued liabilities consist of the following:

	March 31, 2004	December 31, 2003

Facility costs	$324,700	$283,630
Compensation and benefits	290,177	311,246
Warranty	228,021	228,021
Research and development field trial expenses	213,723	303,586
Sales allowances	111,812	160,217
Promotions	94,969	180,692
Deferred revenue	90,289	6,223
Other	100,178	95,337

Total accrued liabilities	$1,453,869	$1,568,952

6.     Warranty Liability

        The Company records, at the time revenues are recognized, a liability for warranty claims based on a percentage of sales. The warranty accrual percentage, which has ranged between one and five percent, is reviewed periodically and adjusted as necessary, based on historical experience, the results of product quality testing and future expectations. There were no changes to the Company’s warranty liability during the quarter ended March 31, 2004.

7.     Major Customers

        Net product sales revenue resulted from sales to 13 distributors for the three months ended March 31, 2004 and sales to 11 distributors for the three months ended March 31, 2003. Net product sales to the following distributors accounted for more than ten percent of net revenues (excluding the reduction of previously recorded sales allowances) for the periods indicated:

	Three Months Ended March 31,
	2004	2003
Customer A	$42,500	$--
Customer B	28,835	149,884
Customer C	12,936	--
Customer D	--	146,981
Customer E	**	97,988

** Less than ten percent.

8.     Asset Retirement Obligation

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

Balance at December 31, 2003	$185,070
Accretion expense for the three months ended March 31, 2004	5,977

Balance at March 31, 2004	$191,047

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

        This discussion and analysis should be read in conjunction with our unaudited condensed consolidated financial statements and accompanying notes thereto included in this report and with our 2003 audited financial statements and notes thereto included in our Annual Report on Form 10-K, which was filed with the Securities and Exchange Commission on March 26, 2004.

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

        We have incurred significant operating losses since inception. At March 31, 2004, we had an accumulated deficit of $99.4 million. We incurred net losses of $2.3 million and $2.9 million for the quarters ended March 31, 2004 and 2003, respectively, and annual losses of $11.2 million in 2003, $23.5 million in 2002 and $23.7 million in 2001. We expect to incur significant additional net losses as we proceed with the commercialization of our current products and the development of new products and technologies.

Results of Operations

Three Months Ended March 31, 2004 and 2003

Revenues

        We generated our first product sales revenue in August 2000. Product sales revenue to date has resulted primarily from sales of Messenger, our initial product, and Messenger STS, an improved formulation of Messenger introduced in January 2004, as well as Employ™, MightyPlant™ and other related products (hereafter referred to collectively as “Messenger Products”) primarily to distributors in the United States. Revenues from product sales are recognized when (a) the product is delivered to independent distributors, (b) we have satisfied all of our significant obligations and (c) any acceptance provisions or other contingencies or arrangements have been satisfied. As part of the analysis of whether all of our significant obligations have been satisfied or situations where acceptance provisions or other contingencies or arrangements exist, we consider the following elements, among others: sales terms and arrangements, historical experience and current incentive programs. Our distributor contracts provide no price protection or product-return rights. Product sales revenue is reported net of applicable sales allowances, as follows:

	Three Months Ended March 31,
	2004	2003
Gross product sales	$132,158	$761,896
Sales allowances	(13,994)	(41,337)
Reduction of previously recorded sales allowance liabilities	95,237	126,301

Product sales, net of sales allowances	$213,401	$846,860

        Gross product sales revenue for the first quarter of 2004 was $132,000, a decrease of $630,000 (83%) from $762,000 in the same quarter of 2003. Sales in the first quarter of 2004 were made primarily to 13 distributors, three of which accounted for an aggregate of 71% of net product sales revenue (excluding the reduction of previously recorded sales allowances). Sales in the first quarter of 2003 were made primarily to 11 distributors, three of which accounted for an aggregate of 55% of net product sales revenue (excluding the reduction of previously recorded sales allowances). Sales in the quarters ended March 31, 2004 and 2003 were significantly lower than expected and were negatively impacted by high levels of inventory in the channel, free product provided under the price reduction program and the continuing challenges of commercializing a fundamentally new technology and products. We expect that high levels of inventory in the channel, free product to be provided under the price reduction program and the difficult economic conditions in certain sectors of agriculture will continue to adversely impact our commercialization efforts and sales of Messenger Products.

        Gross product sales revenue from sales to foreign customers totaled $5,000 and $20,000 in the three months ended March 31, 2004 and 2003, respectively. These sales were made primarily to distributors in Europe in 2004 and Central America in 2003. In February 2004, we received approval to sell Messenger in Spain. We initiated marketing activities in March, but the approval was not received in time to meet initial sales activity. In order to ensure that an adequate supply of Messenger was quickly disbursed in the new distribution channel and to limit the amount of working capital required by our new distributors at this early stage of introduction, we granted flexible and/or extended payment terms to distributors in this new market. Because of this combination of factors, revenues from product deliveries made in March to distributors in Spain were not recognized in the first quarter. Through March 31, 2004, we had delivered approximately 112,000 ounces of Messenger to distributors in Spain. Accounts receivable, net of sales allowances, includes approximately $112,500 related to a portion of these delivered ounces for which revenue recognition has been deferred. The remaining delivered ounces have been treated as consigned inventory and are included in the inventory balance at March 31, 2004.

        Gross sales of Messenger to consumers in the home and garden market in the United States totaled $82,000 and $2,000 in the three months ended March 31, 2004 and 2003, respectively. We expect sales of our home and garden products to increase. However, we do not expect revenues from this market to be significant in 2004.

        In the first three months of 2004, we recognized revenue on the shipment of approximately 22,000 ounces of Messenger and Messenger STS to domestic distributors, compared to approximately 208,000 ounces in the first three months of 2003, a decrease of approximately 186,000 ounces (89%). Based on information received from distributors, we estimate that domestic distributors sold approximately 172,000 ounces to growers in the first quarter of 2004, an increase of approximately 9% from approximately 158,000 ounces in the first quarter of 2003. Based on information received from distributors, we estimate that Messenger STS inventory held by distributors at March 31, 2004 (including the shipment of free products described in the following paragraph) is high, at approximately 556,000 ounces.

        In December 2003, we announced a reduction of approximately 50% in the price of Messenger and determined that Messenger STS would sell for approximately the same price as Messenger. We also announced to distributors that we planned to send them approximately 550,000 ounces of Messenger Products at no charge in order to reduce the average cost of their existing inventories of Messenger. In the first quarter of 2004, we delivered approximately 202,000 ounces of free Messenger Products and we estimate that approximately 308,000 ounces of products remain to be given to distributors. This free product will substantially increase channel inventory and negatively affect our sales to distributors in the immediate term but will, we believe, improve our growth rate and sales to distributors over the medium term. We do not expect distributors that hold significant inventories of Messenger STS to place additional orders until their current inventories are reduced and, therefore, we expect sales to domestic distributors in the second quarter of this year to be minor.

        Due to the growing seasons of our targeted crops, we expect grower usage of Messenger Products to be highly seasonal. Based on the recommended application timing in our targeted crops and information received from our distributors, we expect the second quarter of each year to be the most significant period of use. Our product sales to distributors are also expected to be seasonal. However, actual timing of orders received from distributors will depend on many factors, including the amount of Messenger Products in distributors’ inventories.

Sales Allowances

        Sales allowances represent allowances granted to independent distributors for sales and marketing support, product warehousing and delivery and information exchange and are estimated based on the terms of the distribution agreements. Sales allowances are accrued when the related product sales revenue is recognized and are paid in accordance with the terms of the then-current distributor program agreement. Distributor program agreements expire annually, generally on December 31. Prior to 2004, sales allowances were generally based on a percentage of sales and were required to be paid when the distributors sold the product and reported the sales data to us. We expect that sales allowances related to 2003 sales will be paid upon submission by distributors of annual sales data. In January 2004, we changed our distributor program to provide for sales allowances based on the total amount of products purchased during the year. Volume rebates will be paid throughout the year as distributors qualify to receive them.

        Sales allowances for the quarters ended March 31, 2004 and 2003 include the reduction by $95,237 and $126,301, respectively, of sales allowance liabilities recognized in prior quarters that will not be paid because of changes in distribution programs implemented in 2003 and actual amounts earned by distributors being less than amounts previously estimated. Excluding these sales allowance reductions, sales allowances during the quarter ended March 31, 2004 totaled $14,000 (11% of gross product sales) compared to $41,000 (5% of gross product sales) in the comparable quarter of 2003. We expect 2004 sales allowances to average approximately 5-10% of gross product sales.

Cost of Goods Sold

        Cost of goods sold consists primarily of the cost of Messenger Products sold to distributors, idle capacity charges and the cost of Messenger Products used for promotional purposes. Cost of goods sold was $658,000 in the first quarter of 2004, compared to $578,000 in the first quarter of 2003. This increase is due primarily to the write-off of Messenger labels that will not be used due to the introduction of Messenger STS. Idle capacity charges for the quarter ended March 31, 2004 were down from the same period in the prior year due to resumption of limited manufacturing operations early in 2004. We expect to complete our current manufacturing operations in the second quarter of this year, at which time idle capacity charges are expected to again increase.

Research and Development Expenses

        Research and development expenses consist primarily of personnel, field trial, laboratory, regulatory, patent and facility expenses. Research and development expenses decreased $841,000 (56%) from $1.5 million in the first quarter of 2003 to $676,000 in the same quarter of this year. This decrease was primarily due to staff reductions announced in May 2003 and lower spending on field trials and facilities.

Selling, General and Administrative Expenses

        Selling, general and administrative expenses consist of payroll and related expenses for sales and marketing, executive and administrative personnel; advertising, marketing and professional fees; and other corporate expenses. Selling, general and administrative expenses decreased $388,000 (23%) from $1.7 million in the first quarter of 2003 to $1.3 million in the same quarter of 2004. The majority of this decrease occurred in the United States and resulted primarily from reductions in advertising and marketing, travel and personnel costs.

Interest Income

        Interest income consists of earnings on our cash and cash equivalents. Interest income decreased $42,000 (45%) from $94,000 in the first quarter of 2003 to $52,000 in the same quarter of this year. This decrease was due primarily to significantly lower average cash balances available for investment in the current year.

Income Taxes

        We have generated a net loss from operations in each period since we began doing business. As of December 31, 2003, we had accumulated approximately $90.9 million of U.S. net operating loss carryforwards for federal income tax purposes. These carryforwards expire between 2009 and 2023. Our foreign tax net operating loss carryforwards totaled $7.9 million at December 31, 2003 and expire between 2006 and 2008. The annual use of these net operating loss carryforwards may be limited in the event of a cumulative change in ownership of more than 50%.

Liquidity and Capital Resources

        Our operating expenditures have been significant since our inception. We currently anticipate that our operating expenses will significantly exceed net product sales and that net losses and working capital requirements will consume a material amount of our cash resources. If net product sales do not significantly increase in the near term, we will have to further reduce our operating expenses and/or raise additional funds to support operations. Our future capital requirements will depend on the success of our operations. We believe that the balance of our cash and cash equivalents at March 31, 2004 will be sufficient to meet our anticipated cash needs for net losses, working capital and capital expenditures for more than the next 12 months, although there can be no assurance in that regard.

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

        At March 31, 2004, our cash and cash equivalents totaled $17.7 million, a decrease of $2.1 million from the balance of $19.8 million at December 31, 2003. Prior to October 2000, we financed our operations primarily through the private sale of our equity securities, resulting in net proceeds of approximately $36.5 million through September 30, 2000. In October 2000, we received approximately $91.5 million in net proceeds from the initial public offering of 6,670,000 shares of our common stock. To a lesser extent, we have financed our equipment purchases through lease financings.

        Net cash used in operations decreased $2.5 million (54%) from $4.6 million in the first three months of 2003 to $2.1 million in the same period of 2004. Net cash used in operations in the first three months of 2004 resulted primarily from a net loss of $1.8 million, after adding back depreciation expense of $529,000, and fluctuations in various asset and liability balances totaling $292,000. We expect that net cash used in operations will continue to be significant.

        We conduct our operations in three primary functional currencies: the U.S. dollar, the European Union euro and the Mexican peso. Historically, neither fluctuations in foreign exchange rates nor changes in foreign economic conditions have had a significant impact on our financial condition or results of operations. We currently do not hedge our foreign currency exposures and are therefore subject to the risk of exchange rate fluctuations. We may invoice our international customers in U.S. dollars, euros and Mexican pesos, as the case may be. We are exposed to foreign exchange rate fluctuations as the financial results of foreign subsidiaries are translated into U.S. dollars in consolidation. Foreign exchange rate fluctuations did not have a material impact on our financial results in the three-month periods ended March 31, 2004 or 2003.

        The following are our contractual obligations as of March 31, 2004:

	Payments Due by Period
	(in thousands)

	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years

Capital lease obligations, including interest	$26	$17	$9	$--	$--
Operating leases	11,409	1,873	3,565	2,941	3,030

Total contractual cash obligations	$11,435	$1,890	$3,574	$2,941	$3,030

Critical Accounting Policies, Estimates and Judgments

        Our critical accounting policies are more fully described in Note 1 to our consolidated financial statements included in our most recent Annual Report on Form 10-K, which was filed with the Securities and Exchange Commission on March 26, 2004. Certain of our accounting policies require the application of significant judgment by management in selecting the appropriate assumptions for calculating financial estimates. By their nature, these judgments are subject to an inherent degree of uncertainty. These judgments are based on historical experience, terms of existing contracts, commonly accepted industry practices, information provided by our customers and other assumptions that we believe are reasonable under the circumstances. Our estimates and assumptions are reviewed periodically and the effects of revisions are reflected in the consolidated financial statements in the period in which they are determined to be necessary. Actual results may differ from these estimates under different assumptions or conditions. Our critical accounting policies and estimates include:

Revenue Recognition

        We sell the majority of our products to independent, third-party distributors. Our contracts with those distributors provide no price protection or product-return rights. We recognize revenue from product sales, net of sales allowances, when product is delivered to our distributors and all of our significant obligations have been satisfied, unless acceptance provisions or other contingencies or arrangements exist. If acceptance provisions or contingencies exist, revenue is recognized after such provisions or contingencies have been satisfied. As part of the analysis of whether all of our significant obligations have been satisfied or situations where acceptance provisions or other contingencies or arrangements exist, we consider the following elements, among others: sales terms and arrangements, historical experience and current incentive programs.

        Sales allowances represent allowances granted to independent distributors for sales and marketing support, product warehousing and delivery and information exchange and are based on the terms of the distribution agreements. Sales allowances are accrued when the related product sales are recognized and are paid in accordance with the terms of the then-current distributor program agreements. Distributor program agreements expire annually, generally on December 31. Prior to 2003, sales allowances were paid when the distributors sold the product and reported the sales data to us, generally on a quarterly basis. We expect that sales allowances related to 2003 sales will be paid upon submission by distributors of annual sales data. In January 2004, we changed our distributor program to provide for sales allowances based on the total amount of products purchased during the year. Volume rebates will be paid throughout the year as distributors qualify to receive them.

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

Accounts Receivable and Allowance for Doubtful Accounts

        Accounts receivable balances are reported net of customer-specific related sales allowances. In determining the adequacy of the allowance for doubtful accounts, we consider a number of factors, including the aging of the accounts receivable portfolio, customer payment trends, the financial condition of our customers, historical bad debts and current economic trends. Based upon our analysis of outstanding net accounts receivable at March 31, 2004, no allowance for doubtful accounts was recorded.

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

Valuation of Property and Equipment

        We periodically review the carrying values of our property and equipment to determine whether such assets have been impaired. An impairment loss must be recorded pursuant to SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” when the undiscounted net cash flows to be realized from the use of such assets are less than their carrying value. The determination of undiscounted net cash flows requires us to make many estimates, projections and assumptions, including the lives of the assets, future sales and expense levels, additional capital investments or expenditures necessary to maintain the assets, industry market trends and general and industry economic conditions. During 2002, we wrote off approximately $1.0 million of leasehold improvements and equipment directly related to approximately 34,300 square feet of laboratory and office space subleased to another company. Based upon our analysis of net cash flows expected to be realized from our remaining investments in property and equipment, no additional impairment loss was recorded. Changes in the factors listed above or other factors could result in significantly different cash flow estimates and an impairment charge.

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

        We have incurred operating losses in each quarter since inception and we expect to continue to incur further operating losses for the foreseeable future. From our inception in July 1994 to March 31, 2004, we have accumulated a deficit of $99.4 million. For the years ended December 31, 2003, 2002, 2001 and 2000, we had net losses of $11.2 million, $23.5 million, $23.7 million and $15.7 million, respectively. To date, our revenues have been limited. For example, there were no sales of Messenger in the fourth quarter of 2001 and annual net sales decreased from $3.5 million in 2001 to $1.9 million in 2002 and $1.8 million in 2003. Further, we expect domestic sales in the first half of 2004 to be minor. We expect our future revenues to come primarily from the sale of Messenger, Messenger STS, Employ and other products and these sales are highly uncertain.

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

        If net product sales do not significantly increase in the near term, we will have to reduce our operating expenses or cease operations. Our future capital requirements will depend on the success of our operations. We believe that the balance of our cash and cash equivalents at March 31, 2004 will be sufficient to meet our anticipated cash needs for net losses, working capital and capital expenditures for more than the next 12 months, although there can be no assurance in this regard.

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

        For the immediately foreseeable future we will be dependent on the successful development and commercialization of four products, Messenger, Messenger STS, Employ and MightyPlant, which are based on a new technology. We have had only limited sales of Messenger since its introduction in August 2000 and we began marketing Employ in November 2003, Messenger STS in January 2004 and MightyPlant in April 2004. These four products are unproven and could prove to be commercially unsuccessful. Our products may not prove effective or economically viable for all crops or markets. In addition, because our products have not been put to widespread commercial use over significant periods of time, no assurance can be given that adverse consequences might not result from their use, such as soil or other environmental degradation, the development of negative effects on animals or plants or reduced benefits in terms of crop yield or protection.

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

We have experienced limited grower usage of Messenger and Messenger STS, and independent distributors hold significant inventories of Messenger STS and will be given significantly more inventory for free in 2004.

        Based on information received from distributors, we estimate that distributors sold 66,000 ounces of Messenger in 2000, 596,000 ounces in 2001, 684,000 ounces in 2002 and 734,000 ounces in 2003. During the first three months of 2004, we estimate that distributors sold 172,000 ounces to growers, compared to 158,000 ounces in the same period of 2003, an increase of 9%. We estimate that Messenger and Messenger STS inventory held by distributors at March 31, 2004 was approximately 556,000 ounces, which we believe is high. We sent distributors approximately 202,000 ounces of additional products for free in the quarter ended March 31, 2004 as part of an effort to lower the average cost of their year-end Messenger inventories by approximately 50%. We estimate that approximately 308,000 ounces of our products remain to be given to distributors, which will significantly increase channel inventory and negatively affect our sales to distributors. We do not expect distributors that hold significant inventories of Messenger STS to place additional orders for our products until their current inventories and free product are reduced, which will adversely affect our sales and results of operations.

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

        Three distributors accounted for an aggregate of 71% of net product sales revenue (excluding the reduction of previously recorded sales allowances) in the quarter ended March 31, 2004 and three distributors accounted for an aggregate of 43% of our net sales revenue (excluding the reduction of previously recorded sales allowances) in all of 2003. If any distributor that purchases a significant amount of our products were to discontinue purchasing

Messenger Products at any time, our sales would be adversely affected. In addition, the failure of any of these distributors, or of any other distributor to which we extend a significant amount of credit, to pay its account, now or in the future, may harm our operating results.

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

        We began our operations in 1994 and began the marketing and sale of our first product, Messenger, in the third quarter of 2000. Our early stage of development, the newness of our technology and the uncertain nature of the market in which we compete make it difficult to assess our prospects or predict our future operating results. We are subject to risks and uncertainties frequently encountered in the establishment of a new business enterprise, particularly in the rapidly changing market for plant protection and yield enhancement products. These risks include our inability to develop a company capable of supporting commercial activities, including manufacturing, quality control and assurance, regulatory approval and compliance, marketing, sales, distribution and customer service. Our inability to adequately address these risks could cause us to be unprofitable or to cease operations.

Age and actual storage conditions of our products may cause them to degrade, which could adversely affect market acceptance of our products or our results of operations.

        Messenger is currently being stored in large quantities under various conditions by us and by distributors. Most of this material was manufactured in 2000, 2001 and 2002. We have conducted laboratory studies that indicate Messenger is stable for at least two years under our recommended storage conditions and the results of recently completed re-testing of Messenger manufactured in 2000 indicate that it is stable for more than three years. No assurance can be given, however, that actual storage conditions will not cause our products’ quality to degrade over a shorter time period.

The inventory of Messenger held by us and by distributors is aging and may not meet our quality standards, which could adversely affect market acceptance of our products or our results of operations.

        Our inventory includes approximately 1.4 million ounces of Messenger and Messenger STS that was manufactured in 2000, 2001 and 2002. In addition, we estimate that distributors own approximately 556,000 ounces of Messenger and Messenger STS that was manufactured more than two years ago. Due to the age of this inventory, we conducted limited re-testing of Messenger samples produced in 2000 and 2001. In 2003, we voluntarily recalled and replaced approximately 10,000 ounces of Messenger owned by distributors that our limited re-testing indicated had degraded below our quality control standards.

        Although results of our limited re-testing indicate that a portion of inventory manufactured in 2000, 2001 and 2002 continues to meet our quality standards, no assurance can be given that this material will continue to meet our quality standards, nor can we predict if or when this material might fail to meet our quality standards. If our limited re-testing program indicates that additional material has degraded below our quality standards, we may have to record additional inventory write-downs and may choose to replace any such product owned by distributors or growers, which could adversely affect the market acceptance of our products or our results of operations.

Inability to obtain regulatory approvals, or to comply with ongoing and changing regulatory requirements, could delay or prevent sales of our current products or any other products we may develop.

        The field testing, manufacture, sale and use of plant health products, including Messenger, Messenger STS, Employ, MightyPlant and other products we may develop, are extensively regulated by the EPA and/or state, local and foreign governmental authorities. These regulations substantially increase the cost and time associated with bringing our current products and any other products we may develop to market. If we do not receive the necessary governmental approvals to test, manufacture and market these products, or if the regulatory authorities revoke our approvals or grant them subject to restrictions on their use, we may be unable to sell these products and our business may fail.

        We are also required to obtain regulatory approval from certain state and foreign regulatory authorities before we market our products in those jurisdictions. Some of these jurisdictions may apply different criteria than the EPA in connection with their approval processes. Although we are authorized to sell Messenger and Messenger STS in 48 states for use on virtually all crops for crop production and disease management, and in California for use on citrus for yield enhancement and on strawberries, citrus, grapes and fruiting vegetables, such as tomatoes and peppers, for disease management, we have not received approval for Messenger in Colorado or for use on other crops in California. We have also received authorization to sell Messenger, or are exempt from formal authorization requirements, in at least 26 foreign countries, including China, Spain, Germany, Mexico and six Central American countries. Our registration in China is temporary and limited to the sale of Messenger for use on tomatoes, peppers, tobacco, cotton and rapeseed. Our registration in Spain is limited to the sale of Messenger for use on tomatoes, peppers, cucumbers, melons, strawberries, lettuce, citrus and olives. The EPA has approved the use of Messenger STS and we are currently in the process of obtaining foreign registrations for this product, but there can be no assurance that such registration will be obtained on acceptable terms.

        Neither Employ nor MightyPlant are pesticides and they are not regulated by the EPA. However, several states and foreign governments regulate both products. Many states regulate Employ as a plant amendment or soil conditioner and some of these states and foreign regulatory authorities require the submission and review of performance data and other information prior to granting their approval. We are authorized to sell Employ in 33 states and no foreign countries. MightyPlant is classified by most states as a fertilizer and we are now in the process of obtaining state approvals for its sale. We are authorized to sell MightyPlant in 34 states and no foreign countries. However, there can be no assurance that we will obtain approval to sell Employ or MightyPlant in other states or foreign countries.

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

        Our California registration for use on citrus for yield enhancement, granted in March 2003, is conditioned on the requirement that we submit data from several additional studies within various required timeframes ending on December 31, 2005. There are no conditions on our registration to sell Messenger in California for use on citrus, strawberries, fruiting vegetables and grapes for disease management. We expect to submit the results of additional citrus field trials at various required timeframes through 2005, in accordance with our registration. If we are unable to conduct the studies required by the California Department of Pesticide Regulation (“CDPR”) in a timely manner, or if the results of the studies are unacceptable to the CDPR, they may not allow the continued use of Messenger STS in California on citrus for yield enhancement, or they may impose limitations on this use of Messenger STS, which could have a negative impact on our sales. Because EPA and state approvals are required for commercial sales of our current products, the loss of any of these approvals for any reason would prevent further sales of Messenger and/or Messenger STS in the affected state or nationwide.

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

        As we add manufacturing, marketing, sales, field development or other personnel, both domestically and internationally, during the commercialization of our current products, we expect that our operating expenses and capital requirements will increase. Our ability to manage growth effectively requires us to continue to expend funds to improve our operational, financial and management controls, reporting systems and procedures. In addition, we must effectively expand, train and manage our employee base. We will be unable to effectively manage our business if we are unable to timely and successfully alleviate the strain on our resources caused by growth in our business, which could adversely affect our operating results.

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

PART II — OTHER INFORMATION

Item 2. Changes in Securities and Use of Proceeds

        On September 26, 2000, the SEC declared effective our Registration Statement on Form S-1, as amended (Registration No. 333-41028), as filed with the SEC in connection with our initial public offering. Proceeds to Eden Bioscience, after accounting for $7.0 million in underwriting discounts and commissions and approximately $1.6 million in other expenses of the offering, were approximately $91.5 million.

        To date, of the net offering proceeds, we have used approximately $18.6 million to expand and enhance our manufacturing, research and development and administration facilities, and approximately $56.1 million for working capital and general corporate purposes. The remaining portion of the net offering proceeds has been invested in cash equivalent investments. Our use of the proceeds from the offering does not represent a material change in the use of proceeds described in the prospectus included as part of the Registration Statement.

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

(b)   Reports on Form 8-K.

        No reports on Form 8-K were “filed” during the quarter for which this report is filed.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EDEN BIOSCIENCE CORPORATION

Date: May 14, 2004

	By:	/s/ Rhett R. Atkins

Rhett R. Atkins President and Chief Executive Officer

By:	/s/ Bradley S. Powell

Bradley S. Powell Vice President of Finance, Chief Financial Officer and Secretary (principal financial and accounting officer)