Form 10-Q
period 2004-06-30
EDEN BIOSCIENCE CORP
filed 2004-08-06
CIK 930095

UNITED STATES SECURITIES AND
EXCHANGE COMMISSION
Washington, D.C. 20549

_________________

FORM 10-Q

_________________

(Mark One)
[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended June 30, 2004

or

[ ]	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from ____________ to ____________ .

Commission File Number 0-31499

Eden Bioscience Corporation

(Exact name of registrant as specified in its charter)

Washington (State or other jurisdiction of incorporation or organization)	91-1649604 (IRS Employer Identification No.)

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).
Yes [   ]   No [X]

State the number of shares outstanding of each of the registrant’s classes of common equity, as of the latest practicable date:

Class Common Stock, $.0025 Par Value	Outstanding as of August 5, 2004 24,372,261

Eden Bioscience Corporation

PART I — FINANCIAL INFORMATION

Item 1. Unaudited Financial Statements

EDEN BIOSCIENCE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

ASSETS
	June 30, 2004	December 31, 2003
Current assets:
Cash and cash equivalents	$15,679,306	$19,823,339
Accounts receivable, net of sales allowances	381,364	166,111
Inventory	2,772,985	2,057,818
Prepaid expenses and other current assets	542,145	719,939

Total current assets	19,375,800	22,767,207
Property and equipment, net	15,252,465	16,305,604
Other assets	1,603,760	1,629,769

Total assets	$36,232,025	$40,702,580

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$256,965	$105,076
Accrued liabilities	1,497,289	1,568,952
Current portion of accrued loss on facility subleases	475,240	494,373
Current portion of capital lease obligations	15,503	17,257

Total current liabilities	2,244,997	2,185,658
Accrued loss on facility subleases, net of current portion	2,134,628	2,373,342
Capital lease obligations, net of current portion	4,383	12,333
Other long-term liabilities	736,775	695,996

Total liabilities	5,120,783	5,267,329

Commitments and contingencies

Shareholders’ equity:
Preferred stock, $.01 par value, 10,000,000 shares authorized; no shares
issued and outstanding at June 30, 2004 and December 31, 2003	--	--
Common stock, $.0025 par value, 100,000,000 shares authorized; issued and outstanding shares - 24,372,261 shares at June 30, 2004;
24,361,990 shares at December 31, 2003	60,931	60,905
Additional paid-in capital	132,532,066	132,523,362
Accumulated other comprehensive loss	(76,140)	(85,381)
Accumulated deficit	(101,405,615)	(97,063,635)

Total shareholders’ equity	31,111,242	35,435,251

Total liabilities and shareholders’ equity	$36,232,025	$40,702,580

The accompanying notes are an integral part of these statements.

EDEN BIOSCIENCE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Product sales, net of sales allowances	$289,937	$548,664	$503,338	$1,395,524

Operating expenses:
Cost of goods sold	492,896	627,799	1,150,893	1,205,995
Research and development	720,878	1,513,158	1,397,187	3,030,406
Selling, general and administrative	1,117,869	1,780,301	2,394,567	3,445,703

Total operating expenses	2,331,643	3,921,258	4,942,647	7,682,104

Loss from operations	(2,041,706)	(3,372,594)	(4,439,309)	(6,286,580)

Other income (expense):
Interest income	46,696	77,796	98,619	171,451
Interest expense	(571)	(2,758)	(1,290)	(6,723)

Total other income	46,125	75,038	97,329	164,728

Loss before income taxes and
cumulative effect of adoption of
SFAS No. 143	(1,995,581)	(3,297,556)	(4,341,980)	(6,121,852)
Income taxes	--	--	--	--

Loss before cumulative effect of
adoption of SFAS No. 143	(1,995,581)	(3,297,556)	(4,341,980)	(6,121,852)
Cumulative effect of adoption of SFAS
No. 143	--	--	--	(63,508)

Net loss	$(1,995,581)	$(3,297,556)	$(4,341,980)	$(6,185,360)

Basic and diluted net loss per share:
Loss before cumulative effect of
adoption of SFAS No. 143	$(0.08)	$(0.14)	$(0.18)	$(0.25)
Cumulative effect of adoption of SFAS
No. 143	--	--	--	--

Net loss	$(0.08)	$(0.14)	$(0.18)	$(0.25)

Weighted average shares outstanding
used to compute net loss per share	24,368,875	24,341,374	24,365,432	24,324,832

The accompanying notes are an integral part of these statements.

EDEN BIOSCIENCE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
	2004	2003
Cash flows from operating activities:
Net loss	$(4,341,980)	$(6,185,360)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	836,632	1,160,069
Accretion expense	12,134	10,085
Deferred rent payable	25,278	67,496
Loss on disposal of fixed assets	1,302	63,731
Cumulative effect of adoption of SFAS No. 143	--	63,508
Changes in assets and liabilities:
Accounts receivable	(219,245)	(248,066)
Inventory	(493,059)	99,001
Prepaid expenses and other assets	206,917	153,754
Accounts payable	152,239	(64,792)
Accrued liabilities	(67,863)	(2,102,650)
Accrued loss on facility subleases	(257,847)	51,985

Net cash used in operating activities	(4,145,492)	(6,931,239)

Cash flows from investing activities:
Purchases of property and equipment	--	(194,899)
Proceeds from disposal of fixed assets	6,700	200,487

Net cash provided by investing activities	6,700	5,588

Cash flows from financing activities:
Reduction in capital lease obligations	(9,704)	(73,746)
Proceeds from issuance of common stock	8,730	46,854

Net cash used in financing activities	(974)	(26,892)

Effect of foreign currency exchange rates on cash and cash equivalents	(4,267)	8,884

Net decrease in cash and cash equivalents	(4,144,033)	(6,943,659)
Cash and cash equivalents at beginning of period	19,823,339	30,729,828

Cash and cash equivalents at end of period	$15,679,306	$23,786,169

Supplemental disclosures:
Depreciation charges capitalized into inventory	$208,505	$--
Cash paid for interest	1,290	6,723

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

Basis of Presentation

        The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and pursuant to the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. The balance sheet at December 31, 2003 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. These financial statements and notes should be read in conjunction with the financial statements and notes for the year ended December 31, 2003 included in the Company’s Annual Report on Form 10-K, which was filed with the Securities and Exchange Commission on March 26, 2004.

        In the opinion of management, the unaudited condensed consolidated financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to state fairly the financial information set forth therein. Results of operations for the three months and six months ended June 30, 2004 are not necessarily indicative of the results expected for the full fiscal year or for any future period.

Liquidity

        The Company’s operating expenditures have been significant since its inception. The Company currently anticipates that its operating expenses will significantly exceed net product sales and that net losses and working capital requirements will consume a material amount of its cash resources. If net product sales do not significantly increase in the near term, the Company will have to further reduce its operating expenses. The Company’s future capital requirements will depend on the success of its operations. Management of the Company believes that the balance of its cash and cash equivalents at June 30, 2004 will be sufficient to meet its anticipated cash needs for net losses, working capital and capital expenditures for more than the next 12 months, although there can be no assurance in that regard.

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

Estimates Used in Financial Statement Preparation

        The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Examples include depreciable lives of property and equipment; expense accruals; and provisions for sales allowances, warranty claims, inventory valuation, asset impairments, losses on facility subleases and bad debts. Such estimates and assumptions are based on historical

EDEN BIOSCIENCE CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

experience, where applicable, and other assumptions. Estimates and assumptions are reviewed periodically and the effects of revisions are reflected in the consolidated financial statements in the period they are determined to be necessary. Actual results could differ from these estimates.

Property and Equipment

        Equipment and leasehold improvements are stated at historical cost. Improvements and replacements are capitalized. Maintenance and repairs are expensed when incurred. The provision for depreciation and amortization is determined using straight-line, units-of-production and accelerated methods, which allocate costs over their estimated useful lives of two to 20 years. Equipment leased under capital leases is depreciated over the shorter of its estimated useful life or lease term, which is five years. Leasehold improvements are amortized over the shorter of their estimated useful lives or lease term, which range between two to ten years.

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

        Sales allowances represent allowances granted to independent distributors for sales and marketing support, product warehousing and delivery and information exchange and are estimated based on the terms of the distribution agreements currently in place. Sales allowances are accrued when the related product sales are recognized and are paid in accordance with the terms of the then-current distributor program agreements. Distributor program agreements expire annually, generally on December 31. Prior to 2003, sales allowances were paid when the distributors sold the product and reported the sales data to the Company, generally on a quarterly basis. Sales allowances related to 2003 sales will be paid upon submission by distributors of annual sales data. In January 2004, the Company changed its distributor program to provide for sales allowances based on marketing support and the total amount of products purchased during the year. Marketing support and volume rebates are paid throughout the year as distributors qualify to receive them.

        Gross product sales and sales allowances are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Gross product sales	$348,064	$567,990	$480,222	$1,329,886
Sales allowances	(58,127)	(19,326)	(72,121)	(60,663)
Elimination of previously recorded
sales allowance liabilities	--	--	95,237	126,301

Product sales, net of sales allowances	$289,937	$548,664	$503,338	$1,395,524

        Net product sales for the six months ended June 30, 2004 and 2003 include the reduction by $95,237 and $126,301, respectively, of sales allowance liabilities recognized in prior quarters that will not be paid because of changes in distributor programs implemented in 2003 and actual amounts earned by distributors being less than amounts previously estimated.

EDEN BIOSCIENCE CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        In February 2004, the Company received approval to sell Messenger in Spain. The Company initiated marketing activities in March, but the approval was not received in time to meet initial sales activity. In order to ensure that an adequate supply of Messenger was quickly disbursed in the new distribution channel and to limit the amount of working capital required by our new distributors at this early stage of introduction, the Company granted flexible and/or extended payment terms to distributors in this new market. Because of this combination of factors, revenues from these product deliveries were deferred and will be recognized when payment is received. In the quarter ended June 30, 2004, the Company recognized net revenue of approximately $90,000 from these deliveries when payment was received. Net revenue of $263,000 has been deferred at June 30, 2004 and will be recognized when payment is received.

Incentives

        The Company sometimes offers sales incentives, often in the form of free product, to distributors and other customers. Costs associated with such incentives are recognized as costs of sales in the later of the period in which (a) the associated revenue is recognized by the Company or (b) the sales incentive is offered to the customer.

        In September 2003, with the cooperation of its retailers, the Company instituted a “buy one, get one free” promotion at the grower level that ran through the end of 2003. Near the end of 2003, the Company announced a reduction of approximately 50% in the price of Messenger and determined that Messenger® STS, an improved formulation of Messenger introduced in January 2004, would sell for approximately the same price as Messenger. At the same time, the Company announced to distributors that it planned to send them additional products at no charge in order to reduce the average cost of their existing inventories of Messenger. In the first half of 2004, the Company delivered approximately 378,000 ounces of free products and it estimates that approximately 112,000 ounces of products remain to be given to distributors. This will substantially increase channel inventory and negatively affect the Company’s sales. The Company does not expect distributors that hold significant inventories of its products to place additional orders until their current inventories are reduced.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Net loss, as reported	$(1,995,581)	$(3,297,556)	$(4,341,980)	$(6,185,360)
Deduct: Total stock-based employee
compensation expense under fair
value based method	(245,789)	(149,208)	(400,126)	(862,618)

Pro forma net loss	$(2,241,370)	$(3,446,764)	$(4,742,106)	$(7,047,978)

Loss per share:
Basic and diluted – as reported	$(0.08)	$(0.14)	$(0.18)	$(0.25)

Basic and diluted – pro forma	$(0.09)	$(0.14)	$(0.19)	$(0.29)

Comprehensive Loss

        The following table summarizes the Company’s comprehensive loss for the three months and six months ended June 30, 2004 and 2003:

EDEN BIOSCIENCE CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Net loss	$(1,995,581)	$(3,297,556)	$(4,341,980)	$(6,185,360)
Cumulative translation adjustment	(2,631)	4,145	9,241	(3,987)

Total comprehensive loss	$(1,998,212)	$(3,293,411)	$(4,332,739)	$(6,189,347)

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

	As of June 30,
	2004	2003
Options to purchase common stock	2,459,501	2,568,846
Warrants to purchase common stock	200,000	232,217

2.     Stock Options and Warrants

        The following table summarizes stock option activity since December 31, 2003:

Number of Options
Balance at December 31, 2003	2,548,941
Options granted	130,000
Options cancelled	(219,440)

Balance at June 30, 2004	2,459,501

        As of June 30, 2004, the Company had warrants outstanding to purchase 200,000 shares of its common stock at $15.00 per share. The warrants are currently exercisable and expire in August 2005. No warrants to purchase shares of the Company’s common stock were issued during the six-month period ended June 30, 2004.

3.     Inventory

        Inventory, at average cost, consists of the following:

	June 30, 2004	December 31, 2003
Raw materials	$719,909	$855,883
Work in process and bulk manufactured goods	1,340,821	348,965
Finished goods	712,255	852,970

Total inventory	$2,772,985	$2,057,818

4.     Property and Equipment

        Property and equipment, at cost, consists of the following:

	June 30, 2004	December 31, 2003

Equipment	$12,711,988	$12,790,658
Equipment under capital leases	66,646	102,374
Leasehold improvements	11,578,034	11,578,034

Total property and equipment	24,356,668	24,471,066
Less accumulated depreciation and amortization	(9,104,203)	(8,165,462)

Net property and equipment	$15,252,465	$16,305,604

EDEN BIOSCIENCE CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        The Company recorded depreciation and amortization of $516,319 and $564,707 for the three months ended June 30, 2004 and 2003, respectively, and $1,045,137 and $1,160,069 for the six months ended June 30, 2004 and 2003, respectively.

5.     Accrued Liabilities

        Accrued liabilities consist of the following:

	June 30, 2004	December 31, 2003
Compensation and benefits	$300,997	$311,246
Research and development field trial expenses	273,869	303,586
Facility costs	251,370	283,630
Warranty	228,021	228,021
Deferred revenue, net of deferred cost of goods sold	199,258	6,223
Promotions	89,357	180,692
Sales allowances	71,253	160,217
Other	83,164	95,337

Total accrued liabilities	$1,497,289	$1,568,952

6.     Warranty Liability

        The warranty accrual percentage, which has ranged between zero and five percent, is reviewed periodically and adjusted as necessary, based on historical experience, the results of product quality testing and future expectations. There were no changes to the Company’s warranty liability during the six months ended June 30, 2004.

7.     Major Customers

        Net product sales to the following distributors accounted for more than ten percent of net revenues (excluding the reduction of previously recorded sales allowances) for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Customer A	$68,400	$--	$68,400	$--
Customer B	48,000	155,700	76,800	309,400
Customer C	41,500	--	45,800	--
Customer D	--	--	42,500	--
Customer E	--	**	--	182,400
Customer F	**	117,100	**	167,600
Customer G	--	57,600	--	--
Customer H	**	55,400	**	--

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

Balance at December 31, 2003	$185,070
Accretion expense for the six months ended June 30, 2004	12,134

Balance at June 30, 2004	$197,204

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

        We have incurred significant operating losses since inception. At June 30, 2004, we had an accumulated deficit of $101.4 million. We incurred net losses of $4.3 million and $6.2 million for the six months ended June 30, 2004 and 2003, respectively, and annual losses of $11.2 million in 2003, $23.5 million in 2002 and $23.7 million in 2001. We expect to incur significant additional net losses as we proceed with the commercialization of our current products and the development of new products and technologies.

Results of Operations

Three Months and Six Months Ended June 30, 2004 and 2003

Revenues

        We generated our first product sales revenue in August 2000. Product sales revenue to date has resulted primarily from sales of Messenger, our initial product, and Messenger STS, an improved formulation of Messenger introduced in January 2004, as well as Employ™, MightyPlant™ and other related products (hereafter referred to collectively as “Messenger Products”) primarily to distributors in the United States and, recently, in Europe. Revenues from product sales are recognized when (a) the product is delivered to independent distributors, (b) we have satisfied all of our significant obligations and (c) any acceptance provisions or other contingencies or arrangements have been satisfied. As part of the analysis of whether all of our significant obligations have been satisfied or situations where acceptance provisions or other contingencies or arrangements exist, we consider the following elements, among others: sales terms and arrangements, historical experience and current incentive programs. Our distributor contracts provide no price protection or product-return rights. Product sales revenue is reported net of applicable sales allowances, as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Gross product sales	$348,064	$567,990	$480,222	$1,329,886
Sales allowances	(58,127)	(19,326)	(72,121)	(60,663)
Elimination of previously recorded
sales allowance liabilities	--	--	95,237	126,301

Product sales, net of sales allowances	$289,937	$548,664	$503,338	$1,395,524

        Gross product sales revenue for the second quarter of 2004 was $348,000, a decrease of $220,000, (39%) from $568,000 in the same quarter of 2003. Gross product sales for the first six months of 2004 totaled $480,000, a decrease of $820,000 (63%) from $1.3 million for the same period of 2003. Sales in the first six months of 2004 were made primarily to 34 distributors, four of which accounted for an aggregate of 57% of net product sales revenue (excluding the reduction of previously recorded sales allowances). Sales in the first six months of 2003 were made primarily to 28 distributors, three of which accounted for an aggregate of 52% of net product sales revenue (excluding the reduction of previously recorded sales allowances). Sales in the United States in the three and six month periods ended June 30, 2004 and 2003 were significantly lower than expected and were negatively impacted by high levels of inventory in the channel, free product provided under the price reduction program and the continuing challenges of commercializing a fundamentally new technology and products. We expect that high levels of inventory in the channel, free product to be provided under the price reduction program and the difficult economic conditions in certain sectors of agriculture will continue to adversely impact our commercialization efforts and sales of Messenger Products in the United States.

        Gross product sales revenue from sales to foreign customers totaled $111,000 and $8,000 in the three months ended June 30, 2004 and 2003, respectively, and $115,000 and $28,000 in the six months ended June 30, 2004 and 2003, respectively. These sales were made primarily to distributors in Europe in 2004 and Central America in 2003. In February 2004, we received approval to sell Messenger in Spain. We initiated marketing activities in March, but the approval was not received in time to meet initial sales activity. In order to ensure that an adequate supply of Messenger was quickly disbursed in the new distribution channel and to limit the amount of working capital required by our new distributors at this early stage of introduction, we granted flexible and/or extended payment terms to distributors in this new market. Because of this combination of factors, revenues from these product deliveries were deferred and will be recognized when payment is received. In the quarter and six months ended June 30, 2004, the Company recognized net revenue of approximately $90,000 from these deliveries when payment was received. Net revenue totaling $263,000 has been deferred at June 30, 2004 and will be recognized when payment is received.

        Gross sales of Messenger to consumers in the home and garden market in the United States totaled $71,000 and $35,000 in the three months ended June 30, 2004 and 2003, respectively, and $153,000 and $37,000 in the six months ended June 30, 2004 and 2003, respectively. We expect sales of our home and garden products to increase. However, we do not expect revenues from this market to be significant in 2004.

        In the first six months of 2004, we recognized revenue on the shipment of approximately 136,000 ounces of Messenger and Messenger STS to distributors, compared to approximately 351,000 ounces in the first six months of 2003, a decrease of approximately 215,000 ounces (61%). Based on information received from distributors, we estimate that distributors sold approximately 517,000 ounces to growers in the first six months of 2004, an increase of approximately 23% from approximately 422,000 ounces in the first six months of 2003. Based on information received from distributors, we estimate that Messenger STS inventory held by distributors at June 30, 2004 (including the shipments of free products described in the following paragraph) was approximately 500,000 ounces.

        In December 2003, we announced a reduction of approximately 50% in the price of Messenger and determined that Messenger STS would sell for approximately the same price as Messenger. We also announced to distributors that we planned to send them Messenger Products at no charge in order to reduce the average cost of their existing inventories of Messenger. In the first six months of 2004, we delivered approximately 378,000 ounces of free Messenger Products and we estimate that approximately 112,000 ounces of Messenger Products remain to be given to distributors. This free product will substantially increase channel inventory and negatively affect our sales to distributors in the immediate term but will, we believe, improve our growth rate and sales to distributors over the medium term. We do not expect distributors that hold significant inventories of Messenger STS to place additional orders until their current inventories are reduced.

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

Sales Allowances

        Sales allowances represent allowances granted to independent distributors for sales and marketing support, product warehousing and delivery and information exchange and are estimated based on the terms of the distribution agreements. Sales allowances are accrued when the related product sales revenue is recognized and are paid in accordance with the terms of the then-current distributor program agreement. Distributor program agreements expire annually, generally on December 31. Prior to 2003, sales allowances were generally based on a percentage of sales and were required to be paid when the distributors sold the product and reported the sales data to us. We expect that sales allowances related to 2003 sales will be paid upon submission by distributors of annual sales data. In January 2004, we changed our distributor program to provide for sales allowances based on marketing support and the total amount of products purchased during the year. Marketing support and volume rebates are paid throughout the year as distributors qualify to receive them.

        Sales allowances during the three months ended June 30, 2004 totaled $58,000 (17% of gross product sales) compared to $19,000 (3% of gross product sales) in the comparable period of 2003. Sales allowances for the six months ended June 30, 2004 and 2003 include the reduction by $95,237 and $126,301, respectively, of sales allowance liabilities recognized in prior quarters that will not be paid because of changes in distribution programs implemented in 2003 and actual amounts earned by distributors being less than amounts previously estimated. Excluding these sales allowance reductions, sales allowances during the six months ended June 30, 2004 totaled $72,000 (15% of gross product sales) compared to $61,000 (5% of gross product sales) in the comparable period of 2003. We expect 2004 sales allowances to average approximately 10-17% of gross product sales.

Cost of Goods Sold

        Cost of goods sold consists primarily of idle capacity charges and the cost of Messenger Products sold to distributors or used for promotional purposes. Cost of goods sold was $493,000 in the second quarter of 2004, compared to $628,000 in the second quarter of 2003. Cost of goods sold for the first six months of 2004 and 2003 was $1.2 million. The quarterly reduction is due primarily to lower sales in the period and lower idle capacity charges due to the resumption of limited manufacturing operations early in 2004. We expect to complete our current manufacturing operations in the fourth quarter of this year, at which time idle capacity charges are expected to again increase.

Research and Development Expenses

        Research and development expenses consist primarily of personnel, field trial, laboratory, regulatory, patent and facility expenses. Research and development expenses decreased $779,000 (52%) from $1.5 million in the second quarter of 2003 to $721,000 in the same quarter of this year. For the first six months of 2004, research and development costs were $1.4 million, a decrease of $1.6 million (53%) from $3.0 million in the same period last year. These decreases were primarily due to staff reductions announced in May 2003 and lower spending on facilities.

Selling, General and Administrative Expenses

        Selling, general and administrative expenses consist of payroll and related expenses for sales and marketing, executive and administrative personnel; advertising, marketing and professional fees; and other corporate expenses. Selling, general and administrative expenses decreased $0.7 million (39%) from $1.8 million in the second quarter of 2003 to $1.1 million in the same quarter of 2004. For the first six months of 2004, selling, general and administrative costs were $2.4 million, a decrease of $1.0 million (29%) from $3.4 million in the same period last year. The majority of these decreases occurred in the United States and resulted primarily from reductions in advertising and marketing, travel and personnel costs.

Interest Income

        Interest income consists of earnings on our cash and cash equivalents. Interest income decreased $72,000 (42%) from $171,000 in the first half of 2003 to $99,000 in the same period of this year. This decrease was due primarily to significantly lower average cash balances available for investment in the current year.

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

Liquidity and Capital Resources

        Our operating expenditures have been significant since our inception. We currently anticipate that our operating expenses will significantly exceed net product sales and that net losses and working capital requirements will consume a material amount of our cash resources. If net product sales do not significantly increase in the near term, we will have to further reduce our operating expenses and/or raise additional funds to support operations. Our future capital requirements will depend on the success of our operations. We believe that the balance of our cash and cash equivalents at June 30, 2004 will be sufficient to meet our anticipated cash needs for net losses, working capital and capital expenditures for more than the next 12 months, although there can be no assurance in that regard.

        In the future, we may require additional funds to support our working capital requirements or for other purposes and may seek to raise such additional funds through public or private equity financing or through other sources, such as credit facilities. We may be unable to obtain adequate or favorable financing at that time or at all. In this regard, we recently received a delisting warning letter from the Nasdaq Stock Market notifying us that the closing price per share for our common stock was below the $1.00 minimum bid price for 30 consecutive trading days and that, as a result, we no longer meet Nasdaq’s continued listing criteria. Nasdaq has provided us with 180 calendar days, or until January 26, 2005, to regain compliance. To regain compliance with the minimum bid price requirement, the closing bid price of our common stock must remain above $1.00 for a minimum of ten consecutive trading days. If we do not regain compliance by January 26, 2005, and are not eligible for an additional compliance period, our common stock will be delisted from The Nasdaq National Market. Nasdaq delisting could make it more difficult for us to raise capital. The sale of additional equity securities could result in dilution to our shareholders.

        At June 30, 2004, our cash and cash equivalents totaled $15.7 million, a decrease of $4.1 million from the balance of $19.8 million at December 31, 2003. Prior to October 2000, we financed our operations primarily through the private sale of our equity securities, resulting in net proceeds of approximately $36.5 million through September 30, 2000. In October 2000, we received approximately $91.5 million in net proceeds from the initial public offering of 6,670,000 shares of our common stock. To a lesser extent, we have financed our equipment purchases through lease financings.

        Net cash used in operations decreased $2.8 million (41%) from $6.9 million in the first six months of 2003 to $4.1 million in the same period of 2004. Net cash used in operations in the first six months of 2004 resulted primarily from a net loss of $3.5 million, after adding back depreciation expense of $836,000, and fluctuations in various asset and liability balances totaling $679,000. We expect that net cash used in operations will continue to be significant.

        We conduct our operations in three primary functional currencies: the U.S. dollar, the European Union euro and the Mexican peso. Historically, neither fluctuations in foreign exchange rates nor changes in foreign economic conditions have had a significant impact on our financial condition or results of operations. We currently do not hedge our foreign currency exposures and are therefore subject to the risk of exchange rate fluctuations. We may invoice our international customers in U.S. dollars, euros and Mexican pesos, as the case may be. We are exposed to foreign exchange rate fluctuations as the financial results of foreign subsidiaries are translated into U.S. dollars in consolidation. Foreign exchange rate fluctuations did not have a material impact on our financial results in the three-month or six-month periods ended June 30, 2004 or 2003.

        The following are our contractual obligations as of June 30, 2004:

	Payments Due by Period (in thousands)
	Total	Less Than 1 Year	1-3 Years	4-5 Years	More Than 5 Years
Capital leases, including interest	$21	$17	$4	$--	$--
Operating leases	10,750	1,871	3,457	2,970	2,452

Total contractual cash obligations	$10,771	$1,888	$3,461	$2,970	$2,452

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

        Sales allowances represent allowances granted to independent distributors for sales and marketing support, product warehousing and delivery and information exchange and are based on the terms of the distribution agreements. Sales allowances are accrued when the related product sales are recognized and are paid in accordance with the terms of the then-current distributor program agreements. Distributor program agreements expire annually, generally on December 31. Prior to 2003, sales allowances were paid when the distributors sold the product and reported the sales data to us, generally on a quarterly basis. We expect that sales allowances related to 2003 sales will be paid upon submission by distributors of annual sales data. In January 2004, we changed our distributor program to provide for sales allowances based on marketing support and the total amount of products purchased during the year. Marketing support and volume rebates are paid throughout the year as distributors qualify to receive them.

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

Accounts Receivable and Allowance for Doubtful Accounts

        Accounts receivable balances are reported net of customer-specific related sales allowances. In determining the adequacy of the allowance for doubtful accounts, we consider a number of factors, including the age of outstanding invoices, customer payment trends, the financial condition of our customers, historical bad debts and current economic trends. Based upon our analysis of outstanding net accounts receivable at June 30, 2004, no allowance for doubtful accounts was recorded. Changes in the factors above or other factors could result in a significant charge.

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

Valuation of Property and Equipment

        We periodically review the carrying values of our property and equipment to determine whether such assets have been impaired. An impairment loss must be recorded pursuant to SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” when the undiscounted net cash flows to be realized from the use of such assets are less than their carrying value. The determination of undiscounted net cash flows requires us to make many estimates, projections and assumptions, including the lives of the assets, future sales and expense levels, additional capital investments or expenditures necessary to maintain the assets, industry market trends and general and industry economic conditions. During 2002, we wrote off approximately $1.0 million of leasehold improvements and equipment directly related to approximately 34,300 square feet of laboratory and office space subleased to another company. Based upon our analysis of net cash flows expected to be realized from our remaining investments in property and equipment, no additional impairment loss was recorded. Changes in the factors above or other factors could result in significantly different cash flow estimates and a significant impairment charge.

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

        We have incurred operating losses in each quarter since inception and we expect to continue to incur further operating losses for the foreseeable future. From our inception in July 1994 to June 30, 2004, we have accumulated a deficit of $101.4 million. For the years ended December 31, 2003, 2002, 2001 and 2000, we had net losses of $11.2 million, $23.5 million, $23.7 million and $15.7 million, respectively. To date, our revenues have been limited. For example, there were no sales of Messenger in the fourth quarter of 2001 and annual net sales decreased from $3.5 million in 2001 to $1.9 million in 2002 and $1.8 million in 2003. Further, we expect domestic sales in 2004 to be minor. We expect our future revenues to come primarily from the sale of Messenger, Messenger STS, Employ and other products and these sales are highly uncertain.

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

        If net product sales do not significantly increase in the near term, we will have to reduce our operating expenses or cease operations. Our future capital requirements will depend on the success of our operations. We believe that the balance of our cash and cash equivalents at June 30, 2004 will be sufficient to meet our anticipated cash needs for net losses, working capital and capital expenditures for more than the next 12 months, although there can be no assurance in this regard.

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

As of the date of this report, we do not meet the $1.00 minimum bid requirement for continued listing on The Nasdaq National Market and, as a result, our common stock may be delisted from The Nasdaq National Market, which could further depress our stock price and make it more difficult for us to raise capital.

        Our common stock is currently listed on The Nasdaq National Market. To maintain this listing, we must satisfy ongoing listing requirements, including consistently maintaining a minimum bid price for our common stock of $1.00 per share or more. We recently received a delisting warning letter from the Nasdaq Stock Market notifying us that the closing price per share for our common stock was below the $1.00 minimum bid price for 30 consecutive trading days and that, as a result, we no longer meet Nasdaq’s continued listing criteria. Nasdaq has provided us with 180 calendar days, or until January 26, 2005, to regain compliance. To regain compliance with the minimum bid price requirement, the closing bid price of our common stock must remain above $1.00 for a minimum of ten consecutive trading days. If we do not regain compliance by January 26, 2005, and are not eligible for an additional compliance period, our common stock will be delisted from The Nasdaq National Market. Nasdaq also notes in the delisting warning letter that the 180-day period relates exclusively to the bid price deficiency and that we may be delisted during the 180-day period for failure to maintain compliance during this period with any other listing requirements. If we were to lose our Nasdaq National Market status, we would likely seek listing of our common stock in the over-the-counter market, which is viewed by many investors as a less liquid marketplace. Among other things, our common stock may then constitute “penny stock,” which would place increased regulatory burden upon brokers, making them less likely to make a market in our stock. Loss of our Nasdaq National Market status could also make it more difficult for us to raise capital or complete acquisitions and would also complicate compliance with state “blue sky” laws.

We currently depend on four products and our development and commercialization of those products may not be successful.

        For the immediately foreseeable future we will be dependent on the successful development and commercialization of four products, Messenger, Messenger STS, Employ and MightyPlant, which are based on a new technology. We have had only limited sales of Messenger since its introduction in August 2000 and we began marketing Employ in November 2003, Messenger STS in January 2004 and MightyPlant in April 2004. These four products could prove to be commercially unsuccessful. Our products may not prove effective or economically viable for all crops or markets. In addition, because our products have not been put to widespread commercial use over significant periods of time, no assurance can be given that adverse consequences might not result from their use, such as soil or other environmental degradation, the development of negative effects on animals or plants or reduced benefits in terms of crop yield or protection.

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

        Based on information received from distributors, we estimate that distributors sold 66,000 ounces of Messenger in 2000, 596,000 ounces in 2001, 684,000 ounces in 2002 and 734,000 ounces in 2003. During the first six months of 2004, we estimate that distributors sold 517,000 ounces to growers, compared to 422,000 ounces in the same period of 2003, an increase of 23%. We estimate that Messenger and Messenger STS inventory held by distributors at June 30, 2004 was approximately 500,000 ounces. We sent distributors approximately 378,000 ounces of additional Messenger Products for free in the six months ended June 30, 2004 as part of an effort to lower the average cost of their year-end Messenger inventories by approximately 50%. We estimate that approximately 112,000 ounces of Messenger Products remain to be given to distributors, which will significantly increase channel inventory and negatively affect our sales to distributors. We do not expect distributors that hold significant inventories of Messenger Products to place additional orders for our products until their current inventories are reduced, which will adversely affect our sales and results of operations.

Inability to develop adequate sales and marketing capabilities could prevent us from successfully commercializing our current products and other products we may develop.

        We currently have limited sales and marketing experience and capabilities. Our internal sales and marketing staff consists primarily of sales and marketing specialists who are trained to educate growers and independent distributors on the uses and benefits of our products. We will need to further develop our sales and marketing capabilities in order to enhance our commercialization efforts, which will involve substantial costs. These specialists require a high level of technical expertise and knowledge regarding our products’ capabilities and other plant protection and yield enhancement products and techniques. We cannot assure you that our specialists and other members of our sales and marketing team will successfully compete against the sales and marketing operations of our current and future competitors that may have more established relationships with distributors, retailers and growers. Failure to recruit, train and retain important sales and marketing personnel, such as our sales and marketing specialists, or the inability of new sales and marketing personnel to effectively market and sell our current products and other products we may develop, could impair our ability to gain market acceptance of our products and cause our sales to suffer.

We may be unable to establish or maintain successful relationships with independent distributors and retailers, which could adversely affect our sales.

        We intend to rely on independent distributors and retailers of agri-chemicals to distribute and assist with the marketing and sale of our current products and any other products we may develop. We have engaged several independent distributors and retailers for the distribution and sale of our products. Our future revenue growth will depend in large part on our success in establishing and maintaining these sales and distribution channels. We are continuing to develop our distribution network and we may be unable to establish or maintain these relationships in a timely or cost-effective manner. Moreover, we cannot assure you that the distributors and retailers on which we rely will focus adequate resources on selling these products or will be successful in selling them. Many of our potential distributors and retailers are in the business of distributing and sometimes manufacturing other, possibly competing, plant protection and yield enhancement products and may perceive our products as a threat to various product lines currently being manufactured or distributed by them. In addition, the distributors may earn higher margins by selling competing products or combinations of competing products. If we are unable to establish or maintain successful relationships with independent distributors and retailers, we will need to further develop our own distribution and sales and marketing capabilities, which would be expensive and time-consuming and the success of which would be uncertain.

        Four distributors accounted for an aggregate of 57% of net product sales revenue (excluding the reduction of previously recorded sales allowances) in the six months ended June 30, 2004 and three distributors accounted for an aggregate of 43% of our net sales revenue (excluding the reduction of previously recorded sales allowances) in all of 2003. If any distributor that purchases a significant amount of our products were to discontinue purchasing our products at any time, our sales would be adversely affected. In addition, the failure of any of these distributors, or of any other distributor to which we extend a significant amount of credit, to pay its account, now or in the future, may harm our operating results.

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

        Our success depends in part on our ability to expand internationally as we obtain regulatory approvals to market and sell our current products, and any other products we may develop, in other countries. We recently began selling our products in Spain and China. We have been conducting field trials in several international locations and we have personnel in Europe to develop operations in that region. International expansion of our operations could impose substantial burdens on our resources, divert management’s attention from domestic operations or otherwise adversely affect our business. Furthermore, international operations are subject to several inherent risks, especially different regulatory requirements and reduced protection of intellectual property rights, that could adversely affect our ability to compete in international markets and could have a negative effect on our operating results.

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

        Messenger is currently being stored in large quantities under various conditions by us and by distributors. Most of this material was manufactured in 2000, 2001, 2002 and 2004. We have conducted laboratory studies that indicate Messenger is stable for at least two years under our recommended storage conditions and the results of recently completed re-testing of Messenger manufactured in 2000 indicate that it is stable for more than three years. No assurance can be given, however, that actual storage conditions will not cause our products’ quality to degrade over a shorter time period.

The inventory of Messenger held by us and by distributors is aging and may not meet our quality standards, which could adversely affect market acceptance of our products or our results of operations.

        Our inventory at June 30, 2004 includes approximately 2.3 million ounces of Messenger and Messenger STS that was manufactured in 2000, 2001, 2002 and 2004. In addition, we estimate that distributors own approximately 500,000 ounces of Messenger and Messenger STS that was manufactured between 2000 and 2004. Due to the age of this inventory, we conducted limited re-testing of Messenger samples produced in 2000 and 2001. In 2003, we voluntarily recalled and replaced approximately 10,000 ounces of Messenger owned by distributors that our limited re-testing indicated had degraded below our quality control standards.

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

        We are also required to obtain regulatory approval from certain state and foreign regulatory authorities before we market our products in those jurisdictions. Some of these jurisdictions may apply different criteria than the EPA in connection with their approval processes. Although we are authorized to sell Messenger and Messenger STS in 48 states for use on virtually all crops for crop production and disease management, and in California for use on citrus for yield enhancement and on strawberries, citrus, grapes and fruiting vegetables, such as tomatoes and peppers, for disease management, we have not received approval for use on other crops in California. In Colorado, Messenger is approved for use on virtually all crops for home and garden use. We have also received authorization to sell Messenger, or are exempt from formal authorization requirements, in at least 26 foreign countries, including China, Spain, Germany, Mexico and six Central American countries. Our registration in China is temporary and limited to the sale of Messenger for use on tomatoes, peppers, tobacco, and rapeseed. Our registration in Spain is limited to the sale of Messenger for use on tomatoes, peppers, cucumbers, melons, strawberries, lettuce, citrus and olives. The EPA has approved the use of Messenger STS and we are currently in the process of obtaining foreign registrations for this product, but there can be no assurance that such registration will be obtained on acceptable terms.

        Neither Employ nor MightyPlant are pesticides and they are not regulated by the EPA. However, several states and foreign governments regulate both products. Many states regulate Employ as a plant amendment or soil conditioner and some of these states and foreign regulatory authorities require the submission and review of performance data and other information prior to granting their approval. We are authorized to sell Employ in 33 states and no foreign countries. MightyPlant is classified by most states as a fertilizer and we are now in the process of obtaining state approvals for its sale. We are authorized to sell MightyPlant in 46 states and no foreign countries. However, there can be no assurance that we will obtain approval to sell Employ or MightyPlant in other states or foreign countries.

        If we significantly modify our current products’ designs as a result of our ongoing research and development projects, additional EPA and other regulatory approvals may be required. Moreover, we cannot assure you that we will be able to obtain approval for marketing additional harpin-based products or product extensions that we may develop. For example, while the EPA has in place a registration procedure for products such as Messenger that is streamlined in comparison to the registration procedure for chemical pesticides, there can be no assurance that all of our products or product extensions will be eligible for the streamlined procedure or that the EPA will not impose additional requirements that could make the procedure more time-consuming and costly for any future products we may develop.

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

Inability to satisfy the conditions of our California registration for citrus could limit or prevent sales of Messenger STS in that state.

        Our California registration for use on citrus for yield enhancement, granted in March 2003, is conditioned on the requirement that we submit data from several additional studies within various required timeframes ending on December 31, 2005. There are no conditions on our registration to sell Messenger STS in California for use on citrus, strawberries, fruiting vegetables and grapes for disease management. We expect to submit the results of additional citrus field trials at various required timeframes through 2005, in accordance with our registration. If we are unable to conduct the studies required by the California Department of Pesticide Regulation (“CDPR”) in a timely manner, or if the results of the studies are unacceptable to the CDPR, they may not allow the continued use of Messenger STS in California on citrus for yield enhancement, or they may impose limitations on this use of Messenger STS, which could have a negative impact on our sales. Because EPA and state approvals are required for commercial sales of our current products, the loss of any of these approvals for any reason would prevent further sales of products in the affected state or nationwide.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

        Our financial instruments include primarily cash and cash equivalents. We do not use derivative financial instruments, nor do we engage in hedging activities. Also, we do not have any outstanding variable rate debt. Because of the relatively short-term average maturity of our investment funds, we do not expect interest rate fluctuations to significantly affect the aggregate value of our financial assets.

        Our operations are currently based primarily in the U.S. and Europe. Transactions in the U.S. are denominated in U.S. dollars and transactions in our European unit are generally denominated in foreign currencies, primarily Euros. The balance of foreign currency-denominated assets and liabilities at June 30, 2004 was not significant.

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

        To date, of the net offering proceeds, we have used approximately $18.6 million to expand and enhance our manufacturing, research and development and administration facilities, and approximately $58.2 million for working capital and general corporate purposes. The remaining portion of the net offering proceeds has been invested in cash equivalent investments. Our use of the proceeds from the offering does not represent a material change in the use of proceeds described in the prospectus included as part of the Registration Statement.

Item 4. Submission of Matters to a Vote of Security Holders

        The 2004 annual meeting of shareholders of Eden Bioscience Corporation was held on May 18, 2004. At the annual meeting, our shareholders were asked:

        •   to elect three directors to our Board of Directors to serve for terms expiring at our 2007 annual meeting of shareholders; and

        •   to approve the 2000 Stock Incentive Plan, as amended to permit a tax deduction by Eden Bioscience of certain executive compensation.

        The following directors were elected at the annual meeting:

	Votes For	Votes Withheld
Rhett R. Atkins, D.B.A	21,270,310	177,214
Jon E.M. Jacoby	20,749,641	697,883
William T. Weyerhaeuser, Ph.D	21,274,508	173,016

        There were no broker nonvotes in the election of directors since brokers who hold shares for the accounts of their clients have discretionary authority to vote such shares with respect to election of directors.

        The 2000 Stock Incentive Plan, as amended to permit a tax deduction by Eden Bioscience of certain executive compensation, was approved by our shareholders, with 9,634,472 shares voting in favor, 313,376 shares voting against and 131,196 shares abstaining, and there were 11,368,480 broker non-votes.

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

Date: August 6, 2004

	By:	/s/ Rhett R. Atkins

Rhett R. Atkins President and Chief Executive Officer

By:	/s/ Bradley S. Powell

Bradley S. Powell Vice President of Finance, Chief Financial Officer and Secretary (principal financial and accounting officer)