Form 10-Q
period 2004-09-30
EDEN BIOSCIENCE CORP
filed 2004-11-08
CIK 930095

UNITED STATES SECURITIES AND
EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2004

or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
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
Yes ☒     No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). Yes ☐      No ☒

State the number of shares outstanding of each of the registrant’s classes of common equity, as of the latest practicable date:

Class	Outstanding as of November 5, 2004
Common Stock, $.0025 Par Value	24,381,870

Eden Bioscience Corporation

PART I -- FINANCIAL INFORMATION

Item 1. Unaudited Financial Statements.

EDEN BIOSCIENCE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30, 2004	December 31, 2003

ASSETS
Current assets:
Cash and cash equivalents	$14,049,189	$19,823,339
Accounts receivable, net of sales allowances	234,317	166,111
Inventory	3,366,393	2,057,818
Prepaid expenses and other current assets	362,926	719,939

Total current assets	18,012,825	22,767,207
Property and equipment, net	14,726,763	16,305,604
Other assets	1,571,801	1,629,769

Total assets	$34,311,389	$40,702,580

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$159,373	$105,076
Accrued liabilities	1,503,045	1,568,952
Current portion of accrued loss on facility subleases	515,662	494,373
Current portion of capital lease obligations	14,278	17,257

Total current liabilities	2,192,358	2,185,658
Accrued loss on facility subleases, net of current portion	2,165,884	2,373,342
Capital lease obligations, net of current portion	1,880	12,333
Other long-term liabilities	773,437	695,996

Total liabilities	5,133,559	5,267,329

Commitments and contingencies

Shareholders’ equity:
Preferred stock, $.01 par value, 10,000,000 shares authorized; no shares issued and outstanding at September 30, 2004 and December 31, 2003	-	-
Common stock, $.0025 par value, 100,000,000 shares authorized; issued and outstanding shares – 24,372,261 shares at September 30, 2004; 24,361,990 shares at December 31, 2003	60,931	60,905
Additional paid-in capital	132,532,066	132,523,362
Accumulated other comprehensive loss	(71,753)	(85,381)
Accumulated deficit	(103,343,414)	(97,063,635)

Total shareholders’ equity	29,177,830	35,435,251

Total liabilities and shareholders’ equity	$34,311,389	$40,702,580

The accompanying notes are an integral part of these statements.

EDEN BIOSCIENCE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,

	2004	2003	2004	2003

Product sales, net of sales allowances	$368,383	$102,533	$871,721	$1,498,057

Operating expenses:
Cost of goods sold	331,436	307,766	1,482,329	1,513,761
Research and development	863,334	982,983	2,260,521	4,013,389
Selling, general and administrative	1,170,213	1,406,321	3,564,780	4,852,024

Total operating expenses	2,364,983	2,697,070	7,307,630	10,379,174

Loss from operations	(1,996,600)	(2,594,537)	(6,435,909)	(8,881,117)

Other income (expense):
Interest income	59,887	62,411	158,506	233,862
Interest expense	(1,086)	(1,393)	(2,376)	(8,116)

Total other income	58,801	61,018	156,130	225,746

Loss before income taxes and cumulative effect of adoption of SFAS No. 143	(1,937,799)	(2,533,519)	(6,279,779)	(8,655,371)
Income taxes	-	-	-	-

Loss before cumulative effect of adoption of SFAS No. 143	(1,937,799)	(2,533,519)	(6,279,779)	(8,655,371)
Cumulative effect of adoption of SFAS No. 143	-	-	-	(63,508)

Net loss	$(1,937,799)	$(2,533,519)	$(6,279,779)	$(8,718,879)

Basic and diluted net loss per share:
Loss before cumulative effect of adoption of SFAS No. 143	$(0.08)	$(0.10)	$(0.26)	$(0.36)
Cumulative effect of adoption of SFAS No. 143	-	-	-	-

Net loss	$(0.08)	$(0.10)	$(0.26)	$(0.36)

Weighted average shares outstanding used to compute net loss per share	24,372,261	24,354,322	24,367,725	24,334,770

The accompanying notes are an integral part of these statements.

EDEN BIOSCIENCE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,

	2004	2003

Cash flows from operating activities:
Net loss	$(6,279,779)	$(8,718,879)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	1,182,944	1,656,035
Accretion expense	18,479	15,357
Deferred rent payable	37,917	107,682
Loss on disposal of fixed assets	1,302	63,642
Loss on facility sublease	202,007	366,019
Cumulative effect of adoption of SFAS No. 143	-	63,508
Changes in assets and liabilities:
Accounts receivable	(67,371)	177,338
Inventory	(913,011)	102,492
Prepaid expenses and other assets	417,856	236,021
Accounts payable	54,523	(99,250)
Accrued liabilities	(47,125)	(2,482,528)
Accrued loss on facility subleases	(388,176)	(281,919)

Net cash used in operating activities	(5,780,434)	(8,794,482)

Cash flows from investing activities:
Purchases of property and equipment	(2,586)	(209,525)
Proceeds from disposal of fixed assets	6,700	200,556

Net cash provided by (used in) investing activities	4,114	(8,969)

Cash flows from financing activities:
Payment of capital lease obligations	(13,432)	(88,924)
Proceeds from issuance of common stock	8,730	46,854

Net cash financing activities	(4,702)	(42,070)

Effect of foreign currency exchange rates on cash and cash equivalents	6,872	8,754

Net decrease in cash and cash equivalents	(5,774,150)	(8,836,767)
Cash and cash equivalents at beginning of period	19,823,339	30,729,828

Cash and cash equivalents at end of period	$14,049,189	$21,893,061

Supplemental disclosures:
Depreciation and amortization charges capitalized into inventory	$390,481	$-
Cash paid for interest	2,376	8,116

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

          The Company is subject to a number of risks including, among others:  dependence on a limited number of products and the development and commercialization of those products, which may not be successful; the need to develop adequate sales and marketing capabilities to commercialize the Company’s products; reliance on independent distributors and retailers to sell the Company’s products; risks and uncertainties associated with conducting operations internationally; competition from other companies with greater financial, technical and marketing resources; and other risks associated with commercializing a new technology.

Basis of Presentation

          The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and pursuant to the instructions to Form 10-Q. Accordingly, they do not include all of the information and notes required by U.S. generally accepted accounting principles for complete financial statements. The balance sheet at December 31, 2003 has been derived from the audited financial statements at that date but does not include all of the information and notes required by U.S. generally accepted accounting principles for complete financial statements. These financial statements and notes should be read in conjunction with the financial statements and notes for the year ended December 31, 2003 included in the Company’s Annual Report on Form 10-K, which was filed with the Securities and Exchange Commission on March 26, 2004.

          In the opinion of management, the unaudited condensed consolidated financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to state fairly the financial information set forth therein. Results of operations for the three months and nine months ended September 30, 2004 are not necessarily indicative of the results expected for the full fiscal year or for any future period.

Liquidity

          The Company’s operating expenditures have been significant since its inception. The Company currently anticipates that its operating expenses will significantly exceed net product sales and that net losses and working capital requirements will consume a material amount of its cash resources. If net product sales do not significantly increase in the near term, the Company will have to further reduce its operating expenses or cease operations. The Company’s future capital requirements will depend on the success of its operations. Management of the Company believes that the balance of its cash and cash equivalents at September 30, 2004 will be sufficient to meet its anticipated cash needs for net losses, working capital and capital expenditures for more than the next 12 months, although there can be no assurance in that regard.

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

Revenue

          The Company recognizes revenue from product sales, net of sales allowances, when product is delivered to its distributors or customers and all significant obligations of the Company have been satisfied, unless acceptance provisions or other contingencies or arrangements exist. If acceptance provisions or other contingencies or arrangements exist, revenue, sales allowances and cost of good sold are deferred and recognized later if such acceptance provisions or other contingencies or arrangements are satisfied. As part of the analysis of whether all significant obligations of the Company have been satisfied or situations where acceptance provisions or other contingencies or arrangements exist, the Company considers the following elements, among others:  sales terms and arrangements, including customer payment terms , historical experience and current incentive programs. Distributors and customers do not have price protection or product-return rights.

          Sales allowances represent allowances granted to independent distributors for sales and marketing support, product warehousing and delivery and information exchange and are estimated based on the terms of the distribution agreements or other arrangements currently in place. Sales allowances are accrued when the related product sales are recognized or when services are provided and are paid in accordance with the terms of the then-current distributor program agreements or other arrangements. Distributor program agreements expire annually, generally on December 31. Prior to 2003, sales allowances were paid when the distributors sold the product and reported the sales data to the Company, generally on a quarterly basis. Sales allowances related to 2003 sales will be paid upon submission by distributors of annual sales data. In January 2004, the Company changed its distributor program to provide for sales allowances based on marketing support and the total amount of products purchased during the year. Marketing support and volume rebates are paid throughout the year as distributors qualify to receive them.

          Gross product sales and sales allowances are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,

	2004	2003	2004	2003

Gross product sales	$427,120	$105,409	$907,342	$1,435,295
Sales allowances	(58,737)	(2,876)	(130,858)	(63,539)
Elimination of previously recorded sales allowance liabilities	-	-	95,237	126,301

Product sales, net of sales allowances	$368,383	$102,533	$871,721	$1,498,057

          Net product sales for the nine months ended September 30, 2004 and 2003 include the reduction by $95,237 and $126,301, respectively, of sales allowance liabilities recognized in prior quarters that will not be paid because of changes in distributor programs implemented in 2003 and actual amounts earned by distributors being less than amounts previously estimated.

EDEN BIOSCIENCE CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

          In February 2004, the Company received approval to sell Messenger in Spain. The Company initiated marketing activities in March, but the approval was not received in time to meet initial sales activity. In order to ensure that an adequate supply of Messenger was quickly disbursed in the new distribution channel and to limit the amount of working capital required by new distributors at this early stage of introduction, the Company granted flexible and/or extended payment terms to distributors in this new market. Because of this combination of factors, revenues from product deliveries are deferred and recognized when payment is received. The Company recognized net revenue of $226,000 and $316,000 from these deliveries when payment was received in the quarter and nine months ended September 30, 2004, respectively. Gross revenues of $159,000 and cost of goods sold of $73,000 were deferred at September 30, 2004 and will be recognized when payment is received.

          The Company provides an allowance for warranty claims based on historical experience and expectations. Shipping and handling costs related to product sales that are paid by the Company are included in cost of goods sold.

Sales Incentives

          The Company sometimes offers sales incentives, often in the form of free product, to distributors and other customers. Costs associated with such incentives are recognized as costs of sales in the later of the period in which (a) the associated revenue is recognized by the Company or (b) the sales incentive is offered to the customer.

          In September 2003, with the cooperation of its retailers, the Company instituted a “buy one, get one free” promotion at the grower level that ran through the end of 2003. Near the end of 2003, the Company announced a reduction of approximately 50% in the price of Messenger and determined that Messenger® STS, an improved formulation of Messenger introduced in January 2004, would sell for approximately the same price as Messenger. At the same time, the Company announced to distributors that it planned to send them additional products at no charge in order to reduce the average cost of their existing inventories of Messenger. In the first nine months of 2004, the Company delivered approximately 400,000 ounces of Messenger STS and it estimates that approximately 74,000 ounces of products remain to be given to distributors. This has substantially increased channel inventory and negatively affected the Company’s sales. The Company does not expect distributors that hold significant inventories of its products to place additional orders until their current inventories are reduced.

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

	Three Months Ended September 30,		Nine Months Ended September 30,

	2004	2003	2004	2003

Net loss, as reported	$(1,937,799)	$(2,533,519)	$(6,279,779)	$(8,718,879)
Deduct: Total stock-based employee compensation expense under fair value based method	(225,264)	(367,265)	(625,390)	(1,288,122)

Pro forma net loss	$(2,163,063)	$(2,900,784)	$(6,905,169)	$(10,007,001)

Loss per share:
Basic and diluted – as reported	$(0.08)	$(0.10)	$(0.26)	$(0.36)

Basic and diluted – pro forma	$(0.09)	$(0.12)	$(0.28)	$(0.41)

EDEN BIOSCIENCE CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Comprehensive Loss

          The following table summarizes the Company’s comprehensive loss for the three months and nine months ended September 30, 2004 and 2003:

	Three Months Ended September 30,		Nine Months Ended September 30,

	2004	2003	2004	2003

Net loss	$(1,937,799)	$(2,533,519)	$(6,279,779)	$(8,718,879)
Cumulative translation adjustment	4,387	(1,895)	13,628	(5,882)

Total comprehensive loss	$(1,933,412)	$(2,535,414)	$(6,266,151)	$(8,724,761)

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

	As of September 30,

	2004	2003

Options to purchase common stock	2,476,751	2,463,201
Warrants to purchase common stock	200,000	232,217

Reclassifications

          Certain reclassifications have been made in the condensed consolidated financial statements of prior periods to conform to classifications used in the current periods.

2.     Stock Options and Warrants

          The following table summarizes stock option activity since December 31, 2003:

Number of Options

Balance at December 31, 2003	2,548,941
Options granted	150,000
Options cancelled	(222,190)

Balance at September 30, 2004	2,476,751

          As of September 30, 2004, the Company had warrants outstanding to purchase 200,000 shares of its common stock at $15.00 per share. The warrants are currently exercisable and expire in August 2005. No warrants to purchase shares of the Company’s common stock were issued during the nine-month period ended  September 30, 2004.

3.     Inventory

          Inventory, at average cost, consists of the following:

	September 30, 2004	December 31, 2003

Raw materials	$624,562	$855,883
Bulk manufactured goods and work in process	1,916,641	348,965
Finished goods	825,190	852,970

Total inventory	$3,366,393	$2,057,818

EDEN BIOSCIENCE CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4.     Property and Equipment

          Property and equipment, at cost, consists of the following:

	September 30, 2004	December 31, 2003

Equipment	$12,762,833	$12,790,658
Equipment under capital leases	66,645	102,374
Leasehold improvements	11,578,034	11,578,034

Total property and equipment	24,407,512	24,471,066
Less accumulated depreciation and amortization	(9,680,749)	(8,165,462)

Net property and equipment	$14,726,763	$16,305,604

          The Company recorded depreciation and amortization of $528,288 and $495,966 for the three months ended September 30, 2004 and 2003, respectively, and $1,573,425 and $1,656,035 for the nine months ended September 30, 2004 and 2003, respectively.

          The Company periodically reviews the carrying values of our property and equipment to determine whether such assets have been impaired. An impairment loss must be recorded pursuant to SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” when the undiscounted net cash flows to be realized from the use of such assets are less than their carrying value. The determination of undiscounted net cash flows requires the Company to make many estimates, projections and assumptions, including the lives of the assets, future sales and expense levels, additional capital investments or expenditures necessary to maintain the assets, industry market trends and general and industry economic conditions. Based upon the analysis of net cash flows expected to be realized from the remaining investments in property and equipment, no impairment loss was recorded in any of the periods presented. The critical estimates in the analysis are the Company’s ability to significantly increase sales over the next five years while controlling operating expenses at current levels over the next four years. If net product sales do not significantly increase in the near term or if expenses significantly increase over the current level, a significant impairment loss may need to be recorded. Another critical assumption is that the Company will continue its current facility leases. If the Company does not continue its leases, it may incur a significant impairment loss on leasehold improvements and equipment at these facilities and other significant losses. Changes in the factors above or other factors could result in significantly different estimates and a significant impairment charge.

5.     Accrued Liabilities

          Accrued liabilities consist of the following:

	September 30, 2004	December 31, 2003

Compensation and benefits	$300,534	$311,246
Research and development field trials	287,115	303,586
Facility costs	278,505	283,630
Warranty	228,021	228,021
Patents	118,772	82,447
Deferred revenue, net of deferred cost of goods sold	102,342	6,223
Sales allowances	75,507	160,217
Sales incentives	62,843	180,692
Other	49,406	12,890

Total accrued liabilities	$1,503,045	$1,568,952

6.     Warranty Liability

          The warranty accrual percentage, which has ranged between zero and five percent, is reviewed periodically and adjusted as necessary, based on historical experience, the results of product quality testing and future expectations. There were no changes to the Company’s warranty liability during the nine months ended September 30, 2004.

7.     Leases

          In April 2003, the Company subleased approximately 7,300 square feet of office space to another company under a five year sublease agreement. The subtenant was not in compliance with the sublease agreement at September 30, 2004 and the agreement was terminated in October 2004. As a result, the Company recorded an additional loss of $202,007 at September 30, 2004 based upon an estimate of the time needed to re-sublease the space and expected future rents to be collected.

EDEN BIOSCIENCE CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8.     Major Customers

          Net product sales to the following distributors accounted for more than ten percent of net revenues for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,

	2004	2003	2004	2003

Customer A	$114,600	$-	$136,100	$-
Customer B	66,500	-	**	-
Customer C	61,600	53,800	138,400	363,200
Customer D	41,700	-	110,100	-
Customer E	-	-	**	182,400
Customer F	-	-	-	167,600
Customer G	-	20,500	-	**

** Less than ten percent.

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

Balance at December 31, 2003	$185,070
Accretion expense for the nine months ended September 30, 2004	18,479

Balance at September 30, 2004	$203,549

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

          We have incurred significant operating losses since inception. At September 30, 2004, we had an accumulated deficit of $103.3 million. We incurred net losses of $6.3 million and $8.7 million for the nine months ended September 30, 2004 and 2003, respectively, and annual losses of $11.2 million in 2003, $23.5 million in 2002 and $23.7 million in 2001. We expect to incur significant additional net losses as we proceed with the commercialization of our current products and the development of new products and technologies. These expected net losses and working capital requirements will consume a material amount of our cash resources. If net product sales do not significantly increase in the near term, we will have to further reduce our operating expenses or cease operations.

Results of Operations

Three months and nine months ended September 30, 2004 and 2003

Revenues

          We generated our first product sales revenue in August 2000. Product sales revenue to date has resulted primarily from sales of Messenger, our initial product, and Messenger STS, an improved formulation of Messenger introduced in January 2004, as well as employ™, MightyPlant™ and other related products (hereafter referred to collectively as “Messenger Products”) primarily to distributors in the United States and, recently, in Europe. Revenues from product sales are recognized when (a) the product is delivered to independent distributors, (b) we have satisfied all of our significant obligations and (c) any acceptance provisions or other contingencies or arrangements have been satisfied. As part of the analysis of whether all of our significant obligations have been satisfied or situations where acceptance provisions or other contingencies or arrangements exist, we consider the following elements, among others:  sales terms and arrangements, including customer payment terms, historical experience and current sales incentive programs. Our distributor contracts provide no price protection or product-return rights. Product sales revenue is reported net of applicable sales allowances, as follows:

	Three Months Ended September 30 ,		Nine Months Ended September 30 ,

	2004	2003	2004	2003

Gross product sales	$427,120	$105,409	$907,342	$1,435,295
Sales allowances	(58,737)	(2,876)	(130,858)	(63,539)
Elimination of previously recorded sales allowance liabilities	-	-	95,237	126,301

Product sales, net of sales allowances	$368,383	$102,533	$871,721	$1,498,057

          Gross product sales revenue for the third quarter of 2004 was $427,000, an increase of $322,000, (307%) from $105,000 in the same quarter of 2003. The increase in the third quarter was primarily the result of recognizing $226,000 of product sales in Spain, as discussed in the next paragraph. Gross product sales for the first nine months of 2004 totaled $907,000, a decrease of $528,000 (37%) from $1.4 million for the same period of 2003. Sales in the first nine months of 2004 were made primarily to 41 distributors and customers, three of which accounted for an aggregate of 44% of net product sales revenue. Sales in the first nine months of 2003 were made primarily to 30 distributors, three of which accounted for an aggregate of 48% of net product sales revenue. Sales in the United States in the three and nine month periods ended September 30, 2004 and 2003 were significantly lower than expected and were negatively impacted by high levels of inventory in the channel, free product provided under the price reduction program and the continuing challenges of commercializing a fundamentally new technology and products. We expect that high levels of inventory in the channel, free product to be provided under the price reduction program and the difficult economic conditions in certain sectors of agriculture will continue to adversely impact our commercialization efforts and sales of Messenger Products in the United States.

          Net product sales revenue from sales to foreign customers totaled $226,000 in the three months ended September 30, 2004 and $316,000 and $28,000 in the nine months ended September 30, 2004 and 2003, respectively. There were no sales to foreign customers in the three months ended September 30, 2003. Foreign sales were made primarily to distributors in Spain in 2004 and Central America in 2003. In February 2004, we received approval to sell Messenger in Spain. We initiated marketing activities in March, but the approval was not received in time to meet initial sales activity. In order to ensure that an adequate supply of Messenger was quickly disbursed in the new distribution channel and to limit the amount of working capital required by our new distributors at this early stage of introduction, we granted flexible and/or extended payment terms to distributors in this new market. Because of this combination of factors, revenues from these product deliveries were deferred and are recognized when payment is received. The Company recognized net revenue totaling $226,000 and $316,000 in the three months and nine months ended September 30, 2004, respectively, from these deliveries when payment was received. Gross revenue of $159,000 and cost of goods sold of $73,000 have been deferred at September 30, 2004 and will be recognized when payment is received.

          Gross sales of Messenger to consumers in the home and garden market in the United States totaled $28,000 and $13,000 in the three months ended September 30, 2004 and 2003, respectively, and $181,000 and $50,000 in the nine months ended September 30, 2004 and 2003, respectively. While we expect sales of our home and garden products to increase as we continue to pursue this market, we do not expect revenues from this market to be significant in 2004.

          In the first nine months of 2004, we recognized revenue on the shipment of approximately 283,000 ounces of Messenger and Messenger STS to distributors, compared to approximately 377,000 ounces in the first nine months of 2003, a decrease of approximately 94,000 ounces (25%). Based on information received from distributors, we estimate that distributors sold approximately 730,000 ounces to growers in the first nine months of 2004, an increase of approximately 47% from approximately 497,000 ounces in the first nine months of 2003. Based on information received from distributors, we estimate that Messenger and Messenger STS inventory held by distributors at September 30, 2004 was approximately 456,000 ounces in the aggregate.

          In December 2003, we announced a reduction of approximately 50% in the price of Messenger and determined that Messenger STS would sell for approximately the same price as Messenger. We also announced to distributors that we planned to send them Messenger Products at no charge in order to reduce the average cost of their existing inventories of Messenger. In the first nine months of 2004, we delivered approximately 400,000 ounces of free Messenger STS and we estimate that approximately 74,000 ounces of Messenger Products remain to be given to distributors. This free product will substantially increase channel inventory and negatively affect our sales to distributors in the immediate term but will, we believe, improve our growth rate and sales to distributors over the medium term. We do not expect distributors that hold significant inventories of Messenger STS to place additional orders until their current inventories are reduced.

          Due to the growing seasons of our targeted crops, we expect grower usage of Messenger Products to be highly seasonal. Based on the recommended application timing in our targeted crops and information received from our distributors, we expect the second quarter of each year to be the most significant period of use in the United States. The growing seasons of targeted crops in other regions are different than in the United States. For example, in Spain, we expect grower usage to be most significant in the first and fourth quarters. Our product sales to distributors are also expected to be seasonal. However, actual timing of orders received from distributors will depend on many factors, including the amount of Messenger Products in distributors’ inventories.

Sales Allowances

          Sales allowances represent allowances granted to independent distributors for sales and marketing support, product warehousing and delivery and information exchange and are estimated based on the terms of the distribution agreements or other arrangements. Sales allowances are estimated and accrued when the related product sales revenue is recognized or services are provided and are paid in accordance with the terms of the then-current distributor program agreement or other arrangements. Distributor program agreements expire annually, generally on December 31. Prior to 2003, sales allowances were generally based on a percentage of sales and were required to be paid when the distributors sold the product and reported the sales data to us. We expect that sales allowances related to 2003 sales will be paid upon submission by distributors of annual sales data. In January 2004, we changed our distributor program to provide for sales allowances based on marketing support and the total amount of products purchased during the year. Marketing support and volume rebates are paid throughout the year as distributors qualify to receive them.

          Sales allowances during the three months ended September 30, 2004 totaled $59,000 (14% of gross product sales) compared to $3,000 (3% of gross product sales) in the comparable period of 2003. Sales allowances for the nine months ended September 30, 2004 and 2003 include the reduction by $95,237 and $126,301, respectively, of sales allowance liabilities recognized in prior quarters that will not be paid because of changes in distribution programs implemented in 2003 and actual amounts earned by distributors being less than amounts previously estimated. Excluding these sales allowance reductions, sales allowances during the nine months ended September 30, 2004 totaled $131,000 (14% of gross product sales) compared to $64,000 (4% of gross product sales) in the comparable period of 2003. The increase in sales allowances is the result of marketing support programs in Spain.

Cost of Goods Sold

          Cost of goods sold consists primarily of the cost of Messenger Products sold to distributors, shipping and handling costs, idle capacity charges and the cost of Messenger used for promotional purposes. Cost of goods sold was $331,000 in the third quarter of 2004, compared to $308,000 in the third quarter of 2003. Cost of goods sold for the first nine months of 2004 and 2003 was $1.5 million. The increase in the third quarter was due primarily to higher sales in the period offset by lower idle capacity charges due to the resumption of limited manufacturing operations early in 2004 and by a reduction in the estimated warranty liability recorded in the third quarter of 2003. We expect to continue limited manufacturing operations into 2005 and to incur idle capacity charges.

Research and Development Expenses

          Research and development expenses consist primarily of personnel, facilities, field trials, regulatory compliance and patents. Research and development expenses decreased $120,000 (12%) from $983,000 in the third quarter of 2003 to $863,000 in the same quarter of this year. For the first nine months of 2004, research and development costs were $2.3 million, a decrease of $1.7 million (43%) from $4.0 million in the same period last year. These decreases were primarily due to staff reductions announced in May 2003 and lower spending on patents and facilities in 2004.

Selling, General and Administrative Expenses

          Selling, general and administrative expenses consist of payroll and related expenses for sales and marketing, executive and administrative personnel; advertising, marketing and professional fees; and other corporate expenses. Selling, general and administrative expenses decreased $200,000 (14%) from $1.4 million in the third quarter of 2003 to $1.2 million in the same quarter of 2004. For the first nine months of 2004, selling, general and administrative costs were $3.6 million, a decrease of $1.3 million (27%) from $4.9 million in the same period last year. The majority of these decreases occurred in the United States and resulted primarily from reductions in personnel and facilities costs.

          In April 2003, the Company subleased approximately 7,300 square feet of office space to another company under a five year sublease agreement. Due to declines in the real estate market, the rent we pay on the subleased space exceeded the initial rent to be collected under the sublease and we recorded a loss of $213,000. Due to the subtenants financial difficulties, the subtenant later reduced the rental payment and an additional loss of $159,000 was recorded in the quarter ended September 30, 2003. The subtenant vacated the space in October 2004. As a result, the Company recorded an additional loss of $202,000 at September 30, 2004 based upon an estimate of the time needed to re-sublease the space and expected future rents to be collected.

Interest Income

          Interest income consists of earnings on our cash and cash equivalents. Interest income decreased $75,000 (32%) from $234,000 in the first nine months of 2003 to $159,000 in the same period of this year. This decrease was due primarily to significantly lower average cash balances available for investment in the current year.

Income Taxes

          We have generated a net loss from operations in each period since we began doing business. As of December 31, 2003, we had accumulated approximately $91.6 million of U.S. net operating loss carryforwards for federal income tax purposes. These carryforwards expire between 2009 and 2023. Our foreign tax net operating loss carryforwards totaled $7.9 million at December 31, 2003 and expire between 2006 and 2008. We have provided a valuation allowance against our net deferred tax assets because of the significant uncertainty surrounding our ability to realize them. The annual use of these net operating loss carryforwards may be limited in the event of a cumulative change in ownership of more than 50%.

Liquidity and Capital Resources

          Our operating expenditures have been significant since our inception. We currently anticipate that our operating expenses will significantly exceed net product sales and that net losses and working capital requirements will consume a material amount of our cash resources. If net product sales do not significantly increase in the near term, we will have to further reduce our operating expenses and/or raise additional funds to support operations. Our future capital requirements will depend on the success of our operations. We believe that the balance of our cash and cash equivalents at September 30, 2004 will be sufficient to meet our anticipated cash needs for net losses, working capital and capital expenditures for more than the next 12 months, although there can be no assurance in that regard.

          In the future, we may require additional funds to support our working capital requirements or for other purposes and may seek to raise such additional funds through public or private equity financing or through other sources, such as credit facilities. We may be unable to obtain adequate or favorable financing at that time or at all. In this regard, we received in August 2004 a delisting warning letter from the Nasdaq Stock Market notifying us that the closing price per share for our common stock was below the $1.00 minimum bid price for 30 consecutive trading days and that, as a result, we no longer meet Nasdaq’s continued listing criteria. Nasdaq provided us with 180 calendar days, or until January 26, 2005, to regain compliance.  To regain compliance with the minimum bid price requirement, the closing bid price of our common stock must remain above $1.00 for a minimum of ten consecutive trading days.  If we do not regain compliance by January 26, 2005, which, as of the date of this report, we have been unable to do, and are not eligible for an additional compliance period, our common stock will be delisted from The Nasdaq National Market.  Nasdaq delisting could make it more difficult for us to raise capital. The sale of additional equity securities could result in dilution to our shareholders.

          At September 30, 2004, our cash and cash equivalents totaled $14.0 million, a decrease of $5.8 million from the balance of $19.8 million at December 31, 2003. Prior to October 2000, we financed our operations primarily through the private sale of our equity securities, resulting in net proceeds of approximately $36.5 million through September 30, 2000. In October 2000, we received approximately $91.5 million in net proceeds from the initial public offering of 6,670,000 shares of our common stock. To a lesser extent, we have financed our equipment purchases through lease financings.

          Net cash used in operations decreased $3.0 million (34%) from $8.8 million in the first nine months of 2003 to $5.8 million in the same period of 2004. Net cash used in operations in the first nine months of 2004 resulted primarily from a net loss of $6.3 million, which includes depreciation and amortization expense of $1.2 million, and fluctuations in various asset and liability balances totaling $943,000. We expect that net cash used in operations will continue to be significant.

          We conduct our operations in three primary functional currencies:  the U.S. dollar, the European Union euro and the Mexican peso. Historically, neither fluctuations in foreign exchange rates nor changes in foreign economic conditions have had a significant impact on our financial condition or results of operations. We currently do not hedge our foreign currency exposures and are therefore subject to the risk of exchange rate fluctuations. We may invoice our international customers in U.S. dollars, euros and Mexican pesos, as the case may be. We are exposed to foreign exchange rate fluctuations as the financial results of foreign subsidiaries are translated into U.S. dollars in consolidation. Foreign exchange rate fluctuations did not have a material impact on our financial results in the three-month or nine-month periods ended September 30, 2004 or 2003.

          The following are our contractual obligations as of September 30, 2004:

	Payments Due by Period

	(in thousands)
	Total	Less Than 1 Year	1-3 Years	4-5 Years	More Than 5 Years

Capital leases, including interest	$17	$15	$2	$-	$-
Operating leases	10,282	1,870	3,349	2,999	2,064

Total contractual cash obligations	$10,299	$1,885	$3,351	$2,999	$2,064

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

Revenue Recognition

          We sell the majority of our products to independent, third-party distributors. Our contracts with those distributors provide no price protection or product-return rights. We recognize revenue from product sales, net of sales allowances, when product is delivered to our distributors and all of our significant obligations have been satisfied, unless acceptance provisions or other contingencies or arrangements exist. If acceptance provisions or contingencies exist, revenue is recognized after such provisions or contingencies have been satisfied. As part of the analysis of whether all of our significant obligations have been satisfied or situations where acceptance provisions or other contingencies or arrangements exist, we consider the following elements, among others:  sales terms and arrangements, including customer payment terms, historical experience and current incentive programs.

          Sales allowances represent allowances granted to independent distributors for sales and marketing support, product warehousing and delivery and information exchange and are based on the terms of the distribution agreements or other arrangements. Sales allowances are estimated and accrued when the related product sales are recognized or when services are provided and are paid in accordance with the terms of the then-current distributor program agreements or other arrangements. Distributor program agreements expire annually, generally on December 31. Prior to 2003, sales allowances were paid when the distributors sold the product and reported the sales data to us, generally on a quarterly basis. We expect that sales allowances related to 2003 sales will be paid upon submission by distributors of annual sales data. In January 2004, we changed our distributor program to provide for sales allowances based on marketing support and the total amount of products purchased during the year. Marketing support and volume rebates are paid throughout the year as distributors qualify to receive them.

          We also record, at the time revenue is recognized, a liability for warranty claims based on a percentage of sales. The warranty accrual percentage, which has ranged between zero and five percent, and warranty liability are reviewed periodically and adjusted as necessary, based on historical experience, the results of product quality testing and future expectations. Changes in the factors above or other factors could results in a significant charge.

Accounts Receivable and Allowance for Doubtful Accounts

          Accounts receivable balances are reported net of customer-specific related sales allowances. In determining the adequacy of the allowance for doubtful accounts, we consider a number of factors, including the age of outstanding invoices, customer payment trends, the financial condition of our customers, historical bad debts and current economic trends. Based upon our analysis of outstanding net accounts receivable at September 30, 2004, no allowance for doubtful accounts was recorded. Changes in the factors above or other factors could result in a significant charge.

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

Valuation of Property and Equipment

          We periodically review the carrying values of our property and equipment to determine whether such assets have been impaired. An impairment loss must be recorded pursuant to SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” when the undiscounted net cash flows to be realized from the use of such assets are less than their carrying value. The determination of undiscounted net cash flows requires us to make many estimates, projections and assumptions, including the lives of the assets, future sales and expense levels, additional capital investments or expenditures necessary to maintain the assets, industry market trends and general and industry economic conditions. During 2002, we wrote off approximately $1.0 million of leasehold improvements and equipment directly related to approximately 34,300 square feet of laboratory and office space subleased to another company. Based upon our analysis of net cash flows expected to be realized from our remaining investments in property and equipment, no additional impairment loss was recorded. The critical estimates in the analysis are our ability to significantly increase sales over the next five years while controlling operating expenses at current levels over the next four years. If net product sales do not significantly increase in the near term or if expenses significantly increase over the current level, a significant impairment loss may need to be recorded. Another critical assumption is that we will continue our current facility leases. If we do not continue our leases, we may incur a significant impairment loss on leasehold improvements and equipment at these facilities and other significant losses. Changes in the factors above or other factors could result in significantly different cash flow estimates and a significant impairment charge.

Loss on Facility Subleases

          As of September 30, 2004, we subleased approximately 41,600 square feet of laboratory and office space to other companies. One subtenant vacated approximately 7,300 square feet of office space in October 2004. As a result, the Company recorded an additional loss of $202,000 at September 30, 2004. In determining the loss on these facility subleases, we considered a number of factors, including the financial condition of the subtenants, subtenants’ investments in improvements, amounts of security deposits, estimated time needed to sublease space and estimated rents to be collected. Based on our analysis, we estimate that rents will be collected and that one subtenant will exercise a three-year extension option. Changes in the factors above or other factors could result in a significant increase in the loss.

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

          We have incurred operating losses in each quarter since inception and we expect to continue to incur further operating losses for the foreseeable future. From our inception in July 1994 to September 30, 2004, we have accumulated a deficit of $103.3 million. For the years ended December 31, 2003, 2002, 2001 and 2000, we had net losses of $11.2 million, $23.5 million, $23.7 million and $15.7 million, respectively. To date, our revenues have been limited. For example, there were no sales of Messenger in the fourth quarter of 2001 and annual net sales decreased from $3.5 million in 2001 to $1.9 million in 2002 and $1.8 million in 2003. Further, we expect domestic sales in 2004 to be minor. We expect our future revenues to come primarily from the sale of Messenger, Messenger STS, employ, MightyPlant, ProAct™, N-Hibit™ and other products and these sales are highly uncertain.

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

          If net product sales do not significantly increase in the near term, we will have to reduce our operating expenses or cease operations. Our future capital requirements will depend on the success of our operations. We believe that the balance of our cash and cash equivalents at September 30, 2004 will be sufficient to meet our anticipated cash needs for net losses, working capital and capital expenditures for more than the next 12 months, although there can be no assurance in this regard.

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

          Our common stock is currently listed on The Nasdaq National Market. To maintain this listing, we must satisfy ongoing listing requirements, including consistently maintaining a minimum bid price for our common stock of $1.00 per share or more. In August 2004, we received a delisting warning letter from the Nasdaq Stock Market notifying us that the closing price per share for our common stock was below the $1.00 minimum bid price for 30 consecutive trading days and that, as a result, we no longer meet Nasdaq’s continued listing criteria. Nasdaq provided us with 180 calendar days, or until January 26, 2005, to regain compliance. To regain compliance with the minimum bid price requirement, the closing bid price of our common stock must remain above $1.00 for a minimum of ten consecutive trading days. If we do not regain compliance by January 26, 2005, which, as of the date of this report, we have been unable to do, and are not eligible for an additional compliance period, our common stock will be delisted from The Nasdaq National Market. Nasdaq also notes in the delisting warning letter that the 180-day period relates exclusively to the bid price deficiency and that we may be delisted during the 180-day period for failure to maintain compliance during this period with any other listing requirements. If we were to lose our Nasdaq National Market status, we would likely seek listing of our common stock in the over-the-counter market, which is viewed by many investors as a less liquid marketplace. Among other things, our common stock may then constitute “penny stock,” which would place increased regulatory burden upon brokers, making them less likely to make a market in our stock.  Loss of our Nasdaq National Market status could also make it more difficult for us to raise capital or complete acquisitions and would also complicate compliance with state “blue sky” laws.

We currently depend on five products that are based on the same new technology, and our development and commercialization of those products may not be successful.

          For the immediately foreseeable future we will be dependent on the successful development and commercialization of five products (Messenger, Messenger STS, ProAct, employ and MightyPlant) which are based on the same new technology. We have had only limited sales of Messenger since its introduction in August 2000 and we began marketing employ in November 2003, Messenger STS in January 2004, MightyPlant in April 2004 and we plan to begin marketing ProAct in early 2005. These five products could prove to be commercially unsuccessful. Our products may not prove effective or economically viable for all crops or markets. In addition, because our products have not been put to widespread commercial use over significant periods of time, no assurance can be given that adverse consequences might not result from their use, such as soil or other environmental degradation, the development of negative effects on animals or plants or reduced benefits in terms of crop yield or protection.

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

          Based on information received from distributors, we estimate that distributors sold 66,000 ounces of Messenger in 2000, 596,000 ounces in 2001, 684,000 ounces in 2002 and 734,000 ounces in 2003. During the first nine months of 2004, we estimate that distributors sold 730,000 ounces to growers, compared to 497,000 ounces in the same period of 2003, an increase of 47%. We estimate that Messenger and Messenger STS inventory held by distributors at September 30, 2004 was approximately 456,000 ounces. We sent distributors approximately 400,000 ounces of additional Messenger STS for free in the nine months ended September 30, 2004 as part of an effort to lower the average cost of their year-end Messenger inventories by approximately 50%. We estimate that approximately 74,000 ounces of Messenger Products remain to be given to distributors, which will significantly increase channel inventory and negatively affect our sales to distributors. We do not expect distributors that hold significant inventories of Messenger Products to place additional orders for our products until their current inventories are reduced, which will adversely affect our sales and results of operations.

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

          Three distributors accounted for an aggregate of 44% of net product sales revenue in the nine months ended September 30, 2004 and three distributors accounted for an aggregate of 48% of our net sales revenue in the same period of 2003. If any distributor that purchases a significant amount of our products were to discontinue purchasing our products at any time, our sales would be adversely affected. In addition, the failure of any of these distributors, or of any other distributor to which we extend a significant amount of credit, to pay its account, now or in the future, may harm our operating results.

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

          Messenger is currently being stored in large quantities under various conditions by us and by distributors. Most of this material was manufactured in 2000, 2001, 2002 and 2004. We have conducted laboratory studies that indicate Messenger is stable for at least two years under our recommended storage conditions and the results of recently completed re-testing of Messenger manufactured in 2000 indicate that it is stable for more than four years. No assurance can be given, however, that actual storage conditions will not cause our products’ quality to degrade over a shorter time period.

The inventory of Messenger held by us and by distributors is aging and may not meet our quality standards, which could adversely affect market acceptance of our products or our results of operations.

          Our inventory at September 30, 2004 includes approximately 2.9 million ounces of Messenger and Messenger STS that was manufactured in 2000, 2001, 2002 and 2004. In addition, we estimate that distributors own approximately 456,000 ounces of Messenger and Messenger STS that was manufactured between 2000 and 2004. Due to the age of this inventory, we conducted limited re-testing of Messenger samples produced in 2000 and 2001. In 2003, we voluntarily recalled and replaced approximately 10,000 ounces of Messenger owned by distributors that our limited re-testing indicated had degraded below our quality control standards.

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

          The field testing, manufacture, sale and use of plant health products, including Messenger, Messenger STS, ProAct, N-Hibit, employ, MightyPlant and other products we may develop, are extensively regulated by the EPA and/or state, local and foreign governmental authorities. These regulations substantially increase the cost and time associated with bringing our current products and any other products we may develop to market. If we do not receive the necessary governmental approvals to test, manufacture and market these products, or if the regulatory authorities revoke our approvals or grant them subject to restrictions on their use, we may be unable to sell these products and our business may fail.

          We are required to obtain regulatory approval from certain state and foreign regulatory authorities before we market our products in those jurisdictions. Some of these jurisdictions may apply different criteria than the EPA in connection with their approval processes. Although we are authorized to sell Messenger and Messenger STS in 48 states for use on virtually all crops for crop production and disease management, and in California for use on citrus for yield enhancement and on strawberries, citrus, grapes and fruiting vegetables, such as tomatoes and peppers, for disease management, we have not received approval for use on other crops in California. In Colorado, Messenger is approved for use on virtually all crops for home and garden use. We have also received authorization to sell Messenger, or are exempt from formal authorization requirements, in at least 26 foreign countries, including China, Spain, Germany, Mexico and six Central American countries. Our registration in China is temporary and limited to the sale of Messenger for use on tomatoes, peppers, tobacco, and rapeseed. Our registration in Spain is limited to the sale of Messenger for use on tomatoes, peppers, cucumbers, melons, strawberries, lettuce, citrus and olives. The EPA has approved the use of Messenger STS and we are currently in the process of obtaining foreign registrations for this product, but there can be no assurance that such registrations will be obtained on acceptable terms.

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

          Our California registration for use on citrus for yield enhancement, granted in March 2003, is conditioned on the requirement that we submit data from several additional studies within various required timeframes ending on December 31, 2005. There are no conditions on our registration to sell Messenger STS in California for use on citrus, strawberries, fruiting vegetables and grapes for disease management. We expect to submit the results of additional citrus field trials at various required timeframes through 2005, in accordance with our registration. If we are unable to conduct the studies required by the California Department of Pesticide Regulation (“CDPR”) in a timely manner, or if the results of the studies are unacceptable to the CDPR, they may not allow the continued use of Messenger STS in California on citrus for yield enhancement, or they may impose limitations on this use of Messenger STS, which could have a negative impact on our sales. Because EPA and state approvals are required for commercial sales of our current products, the loss of any of these approvals for any reason would prevent further sales of our products in the affected state or nationwide.

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

Inability to produce high quality products could impair our business.

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

Item 3.     Quantitative and Qualitative Disclosures About Market Risk.

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

          Our operations are currently based primarily in the U.S. and Europe. Transactions in the U.S. are denominated in U.S. dollars and transactions in our European unit are generally denominated in foreign currencies, primarily Euros. The balance of foreign currency-denominated assets and liabilities at September 30, 2004 was not significant.

Item 4.     Controls and Procedures.

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

PART II -- OTHER INFORMATION

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds.

(b)     Use of proceeds.

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

          To date, of the net offering proceeds, we have used approximately $18.6 million to expand and enhance our manufacturing, research and development and administration facilities, and approximately $59.8 million for working capital and general corporate purposes. The remaining portion of the net offering proceeds has been invested in cash equivalent investments. Our use of the proceeds from the offering does not represent a material change in the use of proceeds described in the prospectus included as part of the Registration Statement.

Item 6.     Exhibits.

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

Date: November 8, 2004

	By:	/s/ Rhett R. Atkins

Rhett R. Atkins
President and Chief Executive Officer

	By:	/s/ Bradley S. Powell

Bradley S. Powell
Vice President of Finance, Chief Financial
Officer and Secretary
(principal financial and accounting officer)