Form 10-K
period 2004-12-31
EDEN BIOSCIENCE CORP
filed 2005-03-25
CIK 930095

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

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
(Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [X] No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  [  ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).  Yes [  ]  No [X]

The aggregate market value of the common stock held by non-affiliates of the registrant, based on the closing sale price on June 30, 2004 as reported on The Nasdaq National Market, was $14,540,562.

The number of shares of the registrant’s common stock outstanding as of March 19, 2005 was 24,381,870.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of Eden Bioscience Corporation’s proxy statement for its 2005 Annual Meeting of Shareholders to be filed with the Commission pursuant to Regulation 14A not later than 120 days after December 31, 2004 are incorporated by reference in Part III of this Form 10-K.

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

Overview

Eden Bioscience is a plant health technology company that markets a line of products based on our proprietary harpin protein technology and manufacturing processes. These products are marketed under the umbrella brand of Harp-N-TekTM and are used in agricultural and horticultural production as well as the Home & Garden market. We believe that Harp-N-Tek products enhance plant health and improve overall plant production and output quality. Harpins are naturally occurring proteins produced by disease-causing bacteria that attack plants. Harpin proteins are not a part of the destructive disease complex but instead serve the beneficial purpose of alerting plants to the fact that they are under attack. They activate signaling receptors present in most plants designed to specifically detect the presence of harpin proteins. This warning signal is transmitted throughout the plant and turns on the plant’s intrinsic ability to protect itself by deploying both growth and defense responses. Eden Bioscience’s Harp-N-Tek products provide these harmless yet potent signal-inducing harpin proteins and protein extracts, which trigger beneficial responses designed to protect plants, to help plants grow through stress, to improve plants’ uptake of nutrients, and to enhance the overall level of plant health. The mode of action of Harp-N-Tek products is unique among plant health and protection products. They work by turning on the plant’s own natural “inside-out” growth and defense capabilities. In the absence of growing plants, Harp-N-Tek products have no activity. They have no direct effect on any pest or on the plant’s external environment. Even when sprayed on a plant, Harp-N-Tek products do not enter the plant. They bind with the plant’s external harpin protein receptors. Since Harp-N-Tek products rapidly biodegrade, they do not persist on the plant or in the environment, nor leave any detectible residue. Standard plant protection products are designed to directly attack pests in the plant’s external environment using either an outside-only (non-systemic) or an outside-in (systemic) mode of action. Harp-N-Tek products complement these outside-only and outside-in modes of action, and can be used in conjunction with most standard plant protection products to gain the added advantage of the inside-out mode of action.

Harp-N-Tek products activate the plant’s innate, interrelated physiological processes for self-defense, stress-relief, and growth. These responses can be turned on through seed treatments and/or foliar sprays. This flexibility of use provides several different products and application strategies for obtaining beneficial results. One strategy is to time applications to coincide with physiologically significant events in the plant’s life cycle. The goal is to enhance the plant’s productive capacity during critical stages such as early root development, peak nutrient utilization, or bloom initiation. Another application strategy is to use Harp-N-Tek products in anticipation of predictable stress-defense events. These may be related to pre-existing challenges such as the presence of nematodes at planting, or may be related to cultural practices, such as the stress caused by transplanting or the application of many post-emergence chemicals.

The first Harp-N-Tek product commercialized was Messenger®, which contained the first generation protein — harpinEA. Messenger received Environmental Protection Agency (“EPA”) approval in April 2000,

and we began sales in August 2000. In January 2004, we introduced an improved EPA-approved formulation of Messenger trade named Messenger® STS. This formulation improved our initial formulation in three important areas: tolerance to chlorinated water, slower degradation in the application tank after mixing with water, and longer shelf life in the product container after opening. Messenger STS continues to be used in high-value tree, vine, fruit, and vegetable crops. Applications are timed to occur during physiologically significant events and the results sought are improved output quality, increased marketable yields, and enhanced shelf life. Sales of the original formulation of Messenger will be discontinued over time as all appropriate registrations have been received for Messenger STS, allowing for introduction of the improved formulation.

Our sales of Messenger and Messenger STS to distributors and usage by growers have been significantly below our expectations since our inception. Our sales suggest that the initial emphasis on disease control as one of the primary benefits of using Messenger was not accepted by the marketplace. In the fall of 2002, we began the process of repositioning Messenger as a plant health regulator for increasing marketable yield, quality, and shelf life in high value crops. We believed market research conducted in the spring and summer of 2003 revealed that enhancing our value proposition to growers could increase the amount of product used by growers. We implemented a sales promotion through our distributors in the fall of 2003 to test our research and the response it predicted and to select a new price level. We believed the results of our test market validated our research, demonstrated the potential of an enhanced value proposition in increasing grower usage, and led us to significantly reduce the per-ounce price of Messenger and Messenger STS for 2004 compared to the per-ounce price of Messenger in 2003. Our strategy did not generate the anticipated increase in grower usage in high value crops in the US; although, it did result in a significant increase in usage in row crops. In Spain and in the Home and Garden market, where Messenger was introduced as a plant health regulator using our new value proposition, sales in 2004 met or exceeded our expectations. Our overall grower usage for 2004 of Messenger and Messenger STS increased only 9%.

Our market research also indicates that plant nutrition is another market closely associated with plant health. In 2004, we introduced both employ™ and MightyPlant™, a new line of products designed especially for the plant nutrition market. MightyPlant and employ contain protein extracts from the manufacturing process of both harpinEA and harpinab proteins. employ is specifically designed to enhance nutrient uptake when mixed in the application tank with foliar nutrients and is a non-EPA regulated product. The research we conducted on nutrient uptake has also allowed us to develop Harp-N-Tek inside fertilizers, under the trade named MightyPlant. These products are also not regulated by the EPA. Our first product, MightyPlant 18-18-18, was introduced in a test market in the Home & Garden segment in April of 2004 and in a test market for agricultural use in June of the same year. Market response to MightyPlant 18-18-18 has been favorable. We introduced our second product, MightyPlant 15-0-40 CitrusSet, in January of 2005. The MightyPlant line of products not only represents a new market entry for Harp-N-Tek products; it is also a new strategy for marketing harpin technology by taking products already being used in the marketplace and creating value added products using our technology. In the specific case of MightyPlant, most high value crops receive in-season foliar sprays of nutrients to augment soil fertility levels at times of significant plant nutrient utilization. MightyPlant 18-18-18 and MightyPlant 15-0-40 CitrusSet are Harp-N-Tek inside formulations of existing foliar fertilizers that are already being used extensively in high value crops. The harpin technology enhances nutrient activity and this allows MightyPlant to be sold as a value-added substitute for existing commodity products.

In September of 2004, we received registration from the EPA for N-HibitTM seed treatment. It utilizes the first generation harpinEA protein and is specially formulated to reduce nematode populations by turning on the plant’s own natural capabilities to defend itself. N-Hibit illustrates the complimentary mode-of-action from using Harp-N-Tek products that work from the inside-out in conjunction with standard pesticides that normally work from the outside-in. Nematodes are a predictable stress event on a large acreage of cotton. The National Cotton Council estimates that cotton growers lose over one-quarter billion dollars per year due to nematode damage. The damage starts at planting and nematode populations increase rapidly as the season progresses. The most widely used cultural practices are for the suppression of nematode populations. The widely used products are insecticides that work outside the plant in its root zone. With moisture, these insecticides are absorbed by the plant and dispersed throughout the plant for systemic control. As the plant grows, the insecticide concentration in the plant decreases, the roots grow out of the treated zone in the soil, and the effectiveness of nematode suppression is reduced. N-Hibit is also used at planting to suppress egg reproduction but the inside-out, whole plant defense mechanism is activated with seed germination and is not affected by the size of the externally treated zone in the soil. University research has shown that the performance of N-Hibit compared favorably with current products in use. N-Hibit was launched in the US cotton market in February of 2005 to be used in conjunction with existing nematode suppression strategies.

In February of 2005, we received EPA registration for ProActTM. It is made using the next generation harpin protein — harpinab. ProAct was developed specifically to enhance yield in row crops such as corn, cotton, rice, and other cereals. In the development of ProAct, we targeted applications around a predictable stress event related to cultural practices associated with weed control by combining ProAct with existing post-emerge herbicide applications. In 2003, ProAct delivered an average yield increase of 9% in cotton and 8% in corn at application rates containing one-sixth the active ingredient used in Messenger. In 2004, we received an experimental use permit from the EPA and expanded our development program to include rice. We contracted with independent scientist and crop experts to conduct all 2004 trials. In over 20 commercial and replicated cotton trials, ProAct provided increased yields across all tested application rates and timings. We selected the one-ounce per acre application rate for commercialization because it provided the most attractive return on investment for growers with an average yield increase of 11% when applied with existing applications of glyphosate post-emerge herbicide and 9% when applied after glyphosate. In 11 replicated corn trials, ProAct increased yields on average by 8 bushels per acre at the one-half ounce per acre rate when applied with the first application of glyphosate herbicide. In 3 replicated rice trials, ProAct produced an average yield increase of 6 bushels per acre at the one-half ounce application rate. These commercial use rates require one-sixth to one-twelfth the active ingredient used in Messenger and provide similar or better performance. This has allowed us to make what we believe is an attractive economic proposal to growers in these crops.

In February of 2005, Eden Bioscience and the National Corn Growers Association (NCGA) entered into an agreement to co-sponsor a ProAct Partnership Program for corn growers who are NCGA members. Under this program, corn growers with combine yield monitors will conduct trial plots of about 20 acres each this year. They will determine yield increases and other beneficial results from ProAct treatments. This program will also provide further information on ProAct performance in a variety of post-emergence weed management systems, growing conditions, and tillage systems across the Corn Belt. As part of this program, NCGA members also qualify for a $1.00 per ounce discount on ProAct.

In shelf-life studies in bagged lettuce conducted by the University of AZ in 2004, the harpinab protein gave superior performance in reducing microbial populations relative to the harpinEA protein at rates of active ingredient one-sixth of those contained in Messenger. At an active ingredient rate one-third that used in Messenger, the shelf life of bagged lettuce was increased from 12 days for the untreated control to 18 days for the harpinab protein treated sample. These results have led us to conclude that further study of the harpinab protein’s performance in enhancing shelf life should be investigated. We will use the trade name ExtendTM for this active ingredient in markets related to shelf life.

In March 2003, we began limited marketing of Messenger to the Home and Garden market, focusing primarily on roses. In 2004, we used the information we gained in 2003 and incorporated it into an expanded marketing plan concentrating our Home and Garden efforts in the Pacific Northwest and the Northeastern regions of the United States. We also introduced MightyPlant as a test market. We expand our efforts with plant-specific interest groups such as the American Rose Society and received endorsements for Messenger from the National Home Gardening Club and the National Gardening Association. We have greatly increased resources allocated to the Home and Garden market in 2005 and have expanded our efforts to include the Southeastern US in our target areas.

Our near-term priorities are the introduction and commercialization of N-Hibit, ProAct, and MightyPlant; increased sales in the Home and Garden market, and the continued sales of Messenger STS in the United

States. We will also increase the resources dedicated to the sale of Messenger in Spain for use on specifically targeted crops in designated regions. In the US, we will expand our efforts in row crops and in Europe we will continue with our introduction of Messenger in high-value crops and seek to expand our introduction into cereal crops and other horticultural and specialty crops. We believe that the additional products and technologies currently being commercialized have the potential to enhance performance in specific markets, reduce our production costs and provide the combination of performance and economics necessary to target large-acreage crops that have lower per-acre values than our initial crop focus. Due to the growing seasons of our targeted crops, we expect grower usage of our products to be highly seasonal and believe the second quarter of each year to be the most significant period of use. We have incurred significant operating losses since inception, and we expect to incur additional net losses as we proceed with the commercialization of our Harp-N-Tek products.

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

In today’s competitive agricultural environment, growers must maximize crop productivity by enhancing yield and minimizing crop losses both before and after harvest. In addition to basic agronomic practices such as crop rotation, cultivation or variety selection, growers generally have two alternatives to limit economic losses and increase yields. The first approach is to use traditional chemical pesticides, and the second is to grow genetically modified plants that are engineered to resist certain insects or to tolerate applications of nonselective herbicides. Each of these approaches has come under criticism from a variety of sources worldwide including environmental groups, government regulators, consumers and labor advocacy groups.

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

The Eden Bioscience Solution and Advantages

Utilizing our harpin and harpin-related technology, we have developed and are continuing to develop Harp-N-Tek products that have no direct impact on the environment external to the plant but rather activate the plant’s natural, innate, and interrelated physiological processes for self-defense, stress-relief, and growth. The Harp-N-Tek component of our products works without entering the plant and then rapidly biodegrade. We believe our Harp-N-Tek products provide the following valuable benefits to growers:

•	Simultaneous activation of natural plant systems to:

–	Improve plant health, growth, crop yield and quality. We have demonstrated an ability to activate the plant’s interrelated physiological processes for self-defense, stress-relief, and growth. These plant responses can be turned on through seed treatments and/or foliar sprays and applications can be timed to coincide with physiologically significant events in the plant’s life cycle or in anticipation of predictable stress-defense events. These responses result in improved plant growth as evidenced by increases in one or more of the following: biomass, photosynthesis, nutrient uptake and root development. We believe the improved plant growth observed in our field trials of Harp-N-Tek products leads to improved plant health and generally increased yields and quality over current agronomic practices.

–	Resist and/or suppress a broad array of stresses caused by outside factors in the production cycle. Our technology has demonstrated an ability to enhance overall plant health and to activate plants’ natural self-defense and stress-relief systems, all of which help to assist in defense against a broad spectrum of stresses caused by certain disease and cultural practices when used as part of an Integrated Pest Management program.

–	Suppress nematode egg reproduction per root weight. Our technology has demonstrated the ability to reduce nematode egg reproduction when used as a seed treatment, foliar application, or expressed in modified plants.

•	Effectiveness across a wide array of crops. Our technology has proven effective in activating natural, innate, interrelated physiological processes for self-defense, stress-relief, and growth systems in over 40 crops, including high-value crops such as citrus, grapes, tomatoes, peppers, cucumbers, melons, stone fruits, tobacco and strawberries; traditional field crops such as cotton, wheat, rice and corn; and ornamental crops such as roses.

•	Reduced risk of environmental damage and improved worker safety. Based on independent toxicology studies, in-house laboratory tests and extensive field-testing, we believe harpin protein has little, if any, impact on the environment. As a result, we believe Harp-N-Tek products have significant advantages over traditional chemical pesticides in terms of worker safety and environmental consequences.

•	Reduced likelihood of pest resistance. Over time, the direct killing function associated with chemical pesticides sometimes results in pest and pathogen resistance. Because the mode of action of our technology has no direct effect on the environment and works through the initiation of the plant’s own natural responses, we believe it is less likely that pests and pathogens will develop resistance to our products.

Our Business Strategy

Our objective is to utilize our proprietary technology to develop, manufacture and market Harp-N-Tek products that enhance crop yield, quality, and/or shelf life and that improve plant health and the plant’s ability to defend itself from predictable stresses. We plan to achieve this goal by implementing the following key strategies:

•	Introduce and commercialize new Harp-N-Tek products, continue to commercialize existing Messenger products, and build and expand on the successful introduction of Messenger in Spain. We plan to commercialize N-Hibit, ProAct, and MightyPlant products while we continue our efforts with Messenger STS, Messenger for Home and Garden, and employ in the United States. We will increase our activities related to Messenger in Spain and expand from this sales base into other European countries. We will also move to introduce new Harp-N-Tek products and “Harp-N-Tek inside” foliar fertilizer formulations in other countries. We are conducting marketing activities designed to promote the distribution and sale of our products. We plan to commercialize present products and any future products we may develop by beginning sales in the United States and expanding to foreign countries over time as we obtain regulatory approvals and establish business relationships.

•	Promote the benefits of our Harp-N-Tek products and of harpin-related technology. We intend to use our existing and growing body of field trial results to promote the use of our existing commercial Harp-N-Tek products and the benefits of our proprietary technology. We plan to build market awareness through a wide range of distributor and grower education activities, advertising, field demonstration programs, materials and events, including conference and trade show appearances and the dissemination of sales literature and promotional materials.

•	Continue to develop new products that utilize our harpin technology, activate natural plant growth and defense systems and enhance overall plant health. We plan to focus our research and development activities on developing formulations that allow us to add our harpin technology to existing products and create new value added Harp-N-Tek products. We will concentrate our Field Biology and Development activities on commercializing our existing Harp-N-Tek products and on using them in conjunction with existing cultural practices. We have also found that the value of our technology is best expressed when applications are made to coincide with physiologically significant events or in anticipation of stress-defense events. Physiologically significant events in the plant’s life cycle are critical stages such as bloom initiation or peak nutrient utilization while stress events are often a result of cultural practices or uncontrollable weather events.

•	Control and protect our technology. We own or have obtained exclusive worldwide rights to patents and patent applications that cover harpin proteins, genes encoding harpins and their use and other

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

Core Technology Platform

The active ingredient in Harp-N-Tek products is or comes from the manufacture of one of a class of environmentally safe, nontoxic proteins called harpins, which were discovered by Dr. Zhongmin Wei, our Vice President of Research and Chief Scientific Officer, and his colleagues while at Cornell University. Science magazine published the related study as its cover story in July 1992. The USDA also recognized the discovery, describing it as a “scientific breakthrough” in understanding how plants respond to pathogens.

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

How Harpin Works

The harpin protein serves to initiate several key plant reactions that generally result in improved plant health. Once harpin protein is applied to a plant and binds to a plant receptor, production of hydrogen peroxide, an important mechanism of plant defense, is induced in plant cells and a series of ion exchanges are stimulated in the cell membrane. Then, a series of signal transductions occur that result in the following benefits:

•	Improved plant health. Harpin is able to induce the expression of many plant growth, self-defense, and stress-relief related genes, such as systemic acquired resistance, stress resistance, cell elongation, ion channels, cell wall development, photosynthesis proteins, flowering initiation and fruit size. Activation of plant growth pathways can result in increased photosynthesis, nutrient uptake, biomass and root development. Activation of stress-relief and self-defense pathways enhances the plant’s natural abilities to suppress diseases and overcome other environmental stresses.

•	Improved marketable yield, quality, and shelf-life. Harpin initiates a reinforcing cycle of plant responses that enhance plant health and subsequently enhance the plant’s ability to respond to stresses and to grow. This beneficial, reinforcing cycle of plant health results in production benefits related to improved marketable yields, quality and shelf-life.

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

Our Products

We have developed a line of Harp-N-Tek products based on Eden Bioscience’s proprietary harpin protein technology and manufacturing processes. Harpins are naturally occurring proteins produced by disease-causing bacteria that attack plants. Harpin proteins are not a part of the destructive disease complex but instead serve the beneficial purpose of alerting plants to the fact that they are under attack. They activate signaling receptors present in all plants designed to specifically detect the presence of harpin proteins. This warning signal is transmitted throughout the plant and turns on the plant’s intrinsic ability to protect itself by deploying both growth and defense responses. Eden Bioscience’s Harp-N-Tek products provide these harmless yet potent signal-inducing harpin proteins and protein extracts, which trigger beneficial responses designed to protect plants, to help plants grow through stress, and to enhance the overall level of plant health. We have developed six EPA regulated products, Messenger, Messenger for Home and Garden, and Messenger STS, N-Hibit, N-Hibit CST, and ProAct. The mode of action of these products is unique among plant health and protection products. They work by turning on the plant’s own natural “inside-out” growth and defense capabilities. In the absence of growing plants, these products have no activity. They have no direct effect on any pest or on the plant’s external environment. Even when sprayed on a plant, these products do not enter the plant. They bind with the plant’s external harpin protein receptors. Since these products rapidly biodegrade, they do not persist on the plant or in the environment, nor leave any detectible residue. All effects are a result of activating the plant’s natural mechanisms. We have also developed three products that are regulated under state nutritional laws, employ, MightyPlant 18-18-18, and MightyPlant 15-0-40 CitrusSet. These products are designed to enhance plant health through direct nutritional pathways. Harp-N-Tek products are either water-soluble granules or powders that are topically applied either independently or in conjunction with certain traditional agricultural chemicals or that are water insoluble powders used as seed treatments. We believe these products provide all the advantages of our core technology, including:

•	simultaneous activation of natural plant systems to improve plant health, leading to improved marketable yield, quality, and shelf-life;

•	effectiveness across a wide array of crops;

•	reduced risk of environmental damage;

•	increased worker safety; and

•	reduced likelihood of pest resistance.

In addition to these key advantages of our proprietary technology, we believe Harp-N-Tek products provide the following additional benefits:

•	Low dosage and quick activation of plant systems. Generally, only one-half to four grams of harpin protein, the active ingredient in Harp-N-Tek products, are required to treat one acre of crops. Upon application, harpin proteins quickly initiate the activation of the plant’s growth and stress-defense systems, with full activation occurring within three to five days. The quick response to harpin protein reduces the need for re-application when rainfall occurs shortly after application.

•	Simple application. Harp-N-Tek products can be applied using standard equipment and a variety of simple application methods, such as direct foliar sprays, seed treatments and soil drenches. For foliar spray applications, Harp-N-Tek products are mixed with water, either alone or in combination with certain other plant treatments, and applied using conventional spray equipment. In contrast to many traditional pesticides, which generally require that each individual plant leaf be sprayed, it is not necessary to spray the entire plant for harpin proteins to be effective.

•	Extended effect. In certain crops, such as corn, wheat and rice, we believe repeat applications of Harp-N-Tek products are not necessary. For other crops, such as fresh vegetables and ornamentals, repeat applications have been shown to enhance the growth and stress-relief and self-defense benefits.

•	Reduced use restrictions and ease of disposal. Many chemical pesticides have restrictions that prohibit farm workers from re-entering treated fields or greenhouses for periods of 24 to 48 hours, which may cause significant delays in grower activities. Harp-N-Tek products, on the other hand, qualify for the EPA’s minimum restricted entry interval of four hours. Similarly, many chemical pesticides are subject to restrictions that impose minimum time periods, ranging from a few days to several weeks, between the product’s last application and the time of harvest. Because Harp-N-Tek products are virtually nontoxic and leave no detectable residues on treated crops, there is no pre-harvest interval. In addition, in contrast to most traditional chemical pesticides, personal protective equipment, such as respirators, rubber gloves, boots and complete suits of protective outerwear, is generally not required for workers applying Harp-N-Tek products, although approved Messenger product labels in some foreign countries may recommend the use of additional protective clothing and gloves. Unlike products containing toxic chemicals, Harp-N-Tek products’ packaging materials can be disposed of in traditional municipal or county waste collection systems, although some foreign countries may require specific disposal methods.

Harp-N-Tek products Performance in Field Trials

We conduct both small scientifically oriented field trials and large demonstration field trials to test the efficacy and performance of our products, to educate growers and their advisors regarding the benefits and use of these products and to generate data to enable us to improve application rates and timing. In addition, we conduct field trials in connection with our research and development of new products. Field trials are conducted with major growers, universities and consultants. Generally, we pay these independent third parties to execute, evaluate and report on our trials pursuant to specific protocols agreed to by such parties. Cooperator compliance with agreed protocols is monitored by our field development scientists.

Since 1996, we have completed in excess of 1,000 field trials on over 40 crops in the United States, Spain and other European countries, the People’s Republic of China, Mexico, Africa, the Middle East and other countries and regions of the world. The majority of trials were conducted on citrus, cotton, cucumber, peppers, strawberries, tobacco, tomatoes, grapes and corn. Our field trials generally demonstrated that Harp-N-Tek products deliver one or more of the targeted benefits of increased marketable yield, enhanced quality and extended shelf-life. employ and MightyPlant have been tested for enhancing nutrient uptake in the agricultural crop market and the Home and Garden market, respectively.

Field trials are subject to numerous environmental and human circumstances beyond our control and results can vary significantly. Not all the trials we have conducted have shown commercially significant results. As resources allow, we plan to continue to research the crops that may prove to be unresponsive to Harp-N-Tek products as we learn more about agronomic growing practices and plant biochemistry through our research programs.

Harp-N-Tek products’ Safety

Independent toxicology studies, in-house laboratory tests and our extensive field-testing experience demonstrate that Harp-N-Tek products are virtually nontoxic to humans and the environment. The following is a summary of the human health and environmental safety attributes of Harp-N-Tek products:

•	Negligible human dietary and environmental exposure. There is virtually no human dietary or environmental exposure to Harp-N-Tek products resulting from application of the products. Product residues on treated crops are rapidly degraded by sunlight, rain and microorganisms and are undetectable within three to ten days following application, even when applied at rates far above our recommended application rates.

•	Safe for animals. The EPA requires that toxicology studies be conducted to evaluate the impact of products on selected animals. The EPA-required mammalian toxicology testing placed Harp-N-Tek products in the EPA’s “Toxicity Category III or IV,” designations reserved for materials with lower hazard potential. Unlike many plant protection and yield enhancement products, Harp-N-Tek products require no label warnings or special use restrictions to protect animals.

•	Nontoxic to plants. Harp-N-Tek products have never been observed to cause phytotoxicity or any other adverse effects in plants during the course of hundreds of field trials conducted on a variety of crops under a wide range of environmental conditions. Also, we have not observed any adverse effects attributable to Harp-N-Tek products in numerous controlled laboratory studies to evaluate their effects on seedling germination and emergence.

•	Safe for use in sensitive habitats. The EPA has expressed concern about the use of crop protection products in or around highly sensitive habitats such as estuaries and areas inhabited by threatened or endangered plants or animals. Because Harp-N-Tek products exhibit such a high degree of safety to plants and non-target organisms, we believe they are ideal candidates for use within and adjacent to environmentally sensitive areas and the Harp-N-Tek products labels bear no restrictions or precautions regarding such use.

Sales, Marketing and Distribution

Our marketing activities are designed to promote and demonstrate the benefits of our Harp-N-Tek products to growers, distributors, crop experts, and other interested parties. We market and sell our EPA registered products as plant health regulators to be used in growers’ integrated crop production programs. We sell our nutritional products to be used in conjunction with or as a replacement for existing nutritional sprays.

In the commercial agriculture market, our 2005 efforts are focused on the introduction of N-Hibit, ProAct, and MightyPlant products as well as the continued expansion of our Messenger products business. Our efforts in the US will be more focused on row crops than in past years with the registration of N-Hibit and ProAct while our efforts in high value crops will expand to include MightyPlant products. Our 2005 crop concentration has been chosen based on market size, consistency of product performance, geographic concentration, grower concentration and our ability to communicate the benefits of our products to distributors and growers. In addition, we are focusing on leading commercial growers who have significant purchasing power and are generally considered early adopters of new technologies. We are working with these growers and their consultants in field demonstrations, enabling them to become familiar with our products and to experience their benefits firsthand.

Our experience indicates that it is important for our representatives to follow-up with distributors, consultants, and growers so that benefits of using Harp-N-Tek products are fully understood by them. We believe that success in growers’ adoption of our products is dependent on educating growers and gaining on-farm validation of their benefits. This process requires an intensive on-farm effort lead by us and supported by the trade channel and other interested parties, such as the national Corn Grower’s Association. We maintain a team of sales specialists to educate growers and distributors on the use and benefits of Harp-N-Tek products. These specialists possess a high level of technical expertise and knowledge regarding our products and harpin-related technology, as well as competing plant protection and yield enhancement products and techniques. This team maintains close relationships with growers and distributors through the growing seasons to collect product performance information and to position our products for expanded use in the following seasons.

We conduct a number of marketing and awareness programs to support the sale and distribution of Harp-N-Tek products, including programs that promote the initial usage of products and programs for repeat users to expand their usage. We use integrated marketing campaigns in our targeted crops and regions aimed at increasing brand awareness among the trade channel, crop consultants, and growers. These include crop specific advertising, targeted direct mail promotions, publicity articles and trade show promotions. In addition, we have programs that are designed to educate distributors, major commercial growers and their production advisors about the benefits of Harp-N-Tek products. Our field development scientists conduct field trials with these influential groups to further evaluate product efficacy, timing of application, combination treatments incorporating other agricultural chemicals and use in integrated crop management programs.

We also target crop specialists and university agricultural research personnel in an effort to increase industry awareness of our harpin and harpin-related technology and its potential benefits. We have sponsored field trials for these groups, who independently test Harp-N-Tek products, report their results to us and make recommendations to growers on inclusion of these products in integrated crop management programs.

In the second quarter of 2003, it became apparent that we would not reach our sales targets. We initiated market research to determine what other actions were necessary for increasing our rate of growth. This research suggested that a new value proposition with Messenger would increase the rate of growth in grower usage. In September of 2003, we implemented a “buy one, get one free” promotion in cooperation with our distributors to observe the effects of a new pricing model. We then used what we learned from this test market in planning the introduction of our improved STS formulation of Messenger in January 2004. We believe the outcome of this program supported the hypothesis that growth in grower usage was achievable with a new value proposition. We targeted the same grower price per-acre in 2004 that was available under our fall “buy one, get one free” promotion. This action required adjusting the value of existing distributor inventories to make this new pricing available to growers immediately and was accomplished by making additional products available to our distributors at no charge. A total of 470,000 ounces of product were given to distributors in 2004 at no charge, which had a negative impact on our sales to distributors. Our growth rate in the usage of Messenger STS was below our expectations. This is a clear indication that our repositioning of Messenger products has not yet taken hold in the original US fruit and vegetable markets that we targeted; although, we did see substantial growth in strawberries and the US row crop markets with the new Messenger positioning and pricing. Sales in Spain where Messenger was introduced in 2004 as a plant health regulator were a success and above our expectations.

We plan to continue employing established industry methods to distribute all of our Harp-N-Tek products. Our independent distributors have developed positive working relationships with growers over many years and provide us with valuable marketing and sales assistance in the continuing introduction of our new technology. We have engaged several independent distributors in the distribution and sale of our products, ranging from large, nationwide distributors with multiple locations to local independent distributors with one location. We believe our distributors have the opportunity to achieve attractive profit margins by selling our products and, therefore, will have an incentive to promote and sell them and any other products we may develop. We may also offer volume discounts, extended payment terms or establish other programs designed to appeal to our distributors and growers. The following table presents quantities of Messenger and Messenger STS we sold to our distributors and, based on information reported by distributors, estimated sales by distributors to growers and estimated quantities of Messenger in distributors’ inventories at year end:

	Ounces of Messenger
During the year ended December 31,	Sold by Eden to Distributors	Estimated Sales By Distributors to Growers	Estimated Year- End Distributors’ Inventories
2000	453,000	66,000	387,000
2001	1,225,000	596,000	1,016,000
2002	535,000	684,000	867,000
2003	602,000	734,000	503,000
2004	339,000	800,000	511,000

In February 2003, we negotiated with one of our distributors a compromise settlement whereby we paid $250,000 to settle unpaid accrued sales allowances and an uncollected account receivable. As part of the settlement agreement and mutual release, we accepted approximately 232,000 ounces of Messenger from that distributor.

With the introduction of our improved formulation, Messenger STS, in January 2004, we began exchanging, at no cost to distributors, existing Messenger inventory in distributors’ possession with Messenger STS. This exchange process was voluntary and solely at each distributor’s discretion. Most distributors choose to exchange Messenger for Messenger STS. Messenger will continue to be sold in certain foreign countries until Messenger STS registrations are approved. Costs of this exchange program were not significant.

Over time, we intend to continue to pursue selected international opportunities by establishing relationships with individuals or companies having experience in selected foreign markets, conducting additional international field trials, pursuing regulatory approval in international markets with concentrations of our targeted crops and establishing relationships with foreign distributors in an effort to capitalize on global opportunities. In 2004, sales of Messenger in Spain represented a substantial percentage of our business. We believe international sales will increase in 2005 due to a successful introduction in Spain.

In March 2003, we began marketing Messenger for Home and Garden through retailers and over the Internet, concentrating primarily on roses. In the Home and Garden market, we are also concentrating on leading authorities that test and advise gardeners regarding the use and expected results from new product introductions. In April 2004, we begin test marketing of MightyPlant 18-18-18, a Harp-N-Tek inside fertilizer. This allowed us to examine our participation in the Home and Garden nutritional market and those results led us to introduce MightyPlant 18-18-18 to the wider market through sales to our distributors in 2005. In January of 2005, we expanded the MightyPlant line of products to include 15-0-40 CitrusSet.

As of February 28, 2005, we had eight full time technical sales representatives and five part time sales consultants reporting to the Director of Sales and Marketing and two full time technical sales representatives and one part time sales consultant reporting to the Business Manager of Home and Garden in the United States. We have two business development managers and one sales consultant in Europe.

Manufacturing

In 2001, we completed a significant expansion of our manufacturing facility and now have the capacity to manufacture approximately 25 million ounces of our EPA-regulated products annually. To help ensure the quality and supply of our products and to protect our proprietary technology, we intend to retain control over the manufacturing process. We have established comprehensive and detailed quality control and assurance systems designed to ensure that we sell the highest quality products. We currently conduct numerous quality control tests on each Harp-N-Tek product production lot. We will use independent manufacturing arrangements only when we can satisfy ourselves that our strict quality standards will be maintained. When we are manufacturing harpinEA, we depend on independent manufacturers for large-scale fermentation services and to perform certain other portions of our production process. We currently perform all the functions necessary for the manufacture of harpinab in-house.

We have designed and developed a water-based fermentation process to manufacture the active ingredients used in Harp-N-Tek products. First, we place the harpin gene into a benign form of common laboratory bacterium, Escherichia coli, which is frequently used in pharmaceutical production and is nonpathogenic, nutritionally deficient and cannot survive in outdoor environmental conditions. Once the harpin protein has been produced, the bacteria are destroyed and the harpin protein is extracted and dried. We do not create harmful intermediates in the production of Harp-N-Tek products. Further, waste materials are biodegradable and are easily disposable. The raw materials used in the manufacture of our products are readily available from multiple sources. We do not currently depend on any single supplier for the raw materials necessary for the manufacture of Harp-N-Tek products.

Approximately 42,000 square feet of our Bothell, Washington facilities are dedicated to the manufacturing, packaging, warehousing and shipment of Harp-N-Tek products. The manufacturing portion of our facility is monitored and regulated by a number of different governmental agencies including local, state and federal authorities. We believe that we are in compliance with all regulatory requirements relating to our facilities.

Research and Development Programs

Our research and development efforts utilize protein and organic chemistry, analytical chemistry, recombinant technologies and traditional water-based fermentation techniques. As of February 28, 2005, we employed six researchers and support staff in Bothell, Washington and other locations, four of whom hold doctoral degrees. These employees work in the following functional areas: four researchers and support staff who perform research and quality control relating to new product and formulation development in Bothell, Washington; one field biology and development scientist whose primary responsibility is to plan, coordinate and oversee Harp-N-Tek product field trials in the U.S. and Europe; and one employee that handles regulatory affairs worldwide. Through our extensive knowledge of harpin effects and harpin receptors and our research program, we have discovered the next generation of harpin protein for commercial development of harpinab, which received full EPA registration in February 2005. The harpinab protein was made by incorporating four growth domains from four different harpin proteins into a single protein. The amino acid chain of the harpinab protein overlaps about 60% with the harpinEA protein used in Messenger. We believe that we will continue to discover and develop new products that will improve yield enhancement and plant protection in the future. Our research and development efforts are focused on reducing product costs, expanding and improving product formulations, increasing product efficacy, developing new markets and demonstrating biological activity. Our primary projects are:

•	Conducting Harp-N-Tek product field trials. We are conducting field trials to further evaluate Harp-N-Tek product’s efficacy in certain crops and regions, provide additional product information to growers, support sales and marketing in focus crops and expand our knowledge base of current and potential new focus crops. In February of 2005, Eden Bioscience and the National Corn Growers Association (NCGA) entered into an agreement to co-sponsor a ProAct Partnership Program for corn growers who are NCGA members. Under this program, corn growers with combine yield monitors will conduct trial plots of about 20 acres each this year. They will determine yield increases and other beneficial results from ProAct treatments. This program will also provide further information on ProAct performance in a variety of post-emergence weed management systems, growing conditions, and tillage systems across the Corn Belt. We are also continuing to explore new markets and applications such as post-harvest benefits from pre-harvest applications of Harp-N-Tek products and Home and Garden uses. Some of these trials are necessary to obtain and support registration of Harp-N-Tek products.

•	Developing new formulations. We have developed new formulations, such as Messenger STS, that offer tolerance to chlorinated water, slower degradation in the application tank after mixing with water and longer shelf life in the product container after opening. We have used the knowledge gained to incorporate these characteristics into new Harp-N-Tek products. We are seeking to develop a liquid formulation of the next generation harpinab protein.

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

Currently, we own or have exclusive rights under the license agreement to 33 U.S. and foreign patents and 41 U.S. and foreign patent applications. The patents and patent applications include claims that protect Messenger and Messenger STS and, accordingly, our ability to market and sell both products depends on the license agreement. Future inventions may be added to the license agreement based on inventorship, our funding of the research at Cornell that produced the invention and the relationship of potential patent claims of the invention to the claims of the licensed patents or licensed patent applications.

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

Patents and Proprietary Rights

We own or have exclusive rights to approximately 74 U.S. and foreign patents and patent applications, consisting of 33 U.S. and foreign issued patents and 41 patent applications pending in the U.S. and abroad. All of these patents and pending patent applications are either owned solely by Eden Bioscience or by Cornell Research Foundation or jointly owned by Eden Bioscience and Cornell Research Foundation. Protection of our proprietary rights is vital to our business. In addition to our policy of seeking patents on our inventions, we rely on trade secrets, know-how that is not patented and continuing technological innovation to develop and maintain our competitive position. In addition, we maintain a policy of acquiring licenses under selected patents or patent applications from third parties, and entering into confidential information and invention assignment agreements with our employees, consultants and other third parties.

Our Harp-N-Tek products are covered by the U.S. patents to which we have exclusive rights. These patents, which include claims for the harpin family of proteins generally, for various specific harpins and for the use of harpin proteins to impart disease or insect resistance or to enhance plant growth or improve yields, will expire between 2013 and 2018. We believe these patents preclude our competitors and other entities from making, using or selling harpin proteins and using harpin proteins to impart disease or insect resistance or to improve yields or enhance plant growth.

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

Eden Bioscience® is a registered trademark licensed from Eden Foods. Messenger® and Messenger® STS are registered trademarks in the United States, the People’s Republic of China, Mexico, the European Union

and other key foreign countries. Applications to register those trademarks are pending in other key foreign jurisdictions. Applications to register Harp-N-Tek, employ and MightyPlant are pending in the United States.

Government Regulation and Registration

Harp-N-Tek products that are labeled for use as pesticides are regulated by the U.S. EPA under the Federal Insecticide, Fungicide, and Rodenticide Act (“FIFRA”) and under the Federal Food, Drug, and Cosmetic Act (“FFDCA”). The EPA has determined that these products are biochemical pesticides, a subset of biopesticides. Compared to traditional chemical pesticides, biopesticides are generally subjected to significantly fewer data requirements to support registration under FIFRA.

During 2000 to 2003, EPA granted registration for the full commercial use of several Harp-N-Tek products, including Messenger, Messenger STS, and other alternate brand name products and formulations. On April 23, 2004 EPA granted an Experimental Use Permit for large-scale field testing of ProAct, a material containing harpinab protein, our second generation harpin protein, and in September 2004 EPA approved the use of our N-Hibit seed treatment formulation. In February 2005, EPA granted registration for the full commercial use of ProAct plant health regulator. The EPA amended our exemption from tolerance under the FFDCA in May 2004, meaning that it was not necessary to establish a maximum level of harpinEA or harpinab protein residues that may be present on food or animal feed resulting from the use of our pesticide products. Now that Messenger, Messenger STS, N-Hibit, ProAct and other alternate brand name products are registered by the EPA, the Food and Drug Administration is responsible for monitoring and enforcing the exemption from tolerance.

Although pesticides themselves are exempt from the Toxic Substances Control Act (“TSCA”), TSCA does regulate pesticide raw materials such as the bacteria we use to produce harpin proteins. However, the EPA has established an exemption from TSCA regulation for the category of bacteria we use to produce harpin proteins if they are used in a contained environment in a limited access facility. The bacteria we use and our facilities comply with these requirements and, therefore, we are exempt from any further requirements of this law.

We are required to obtain regulatory approval from certain state and foreign regulatory authorities before we market Harp-N-Tek products in those jurisdictions. In the United States, we are phasing out our state crop registrations for Messenger in favor of Messenger STS. We are authorized to sell Messenger for Home and Garden in all 50 states and we are authorized to sell Messenger STS in 48 states on virtually all crops for crop production and disease management. Additional brand name products and formulations such as N-Hibit, are also registered for seed treatment uses primarily in states where cotton is grown. In California, we are authorized to sell Messenger STS for use on citrus to increase overall production, and for use on citrus, strawberries, grapes and fruiting vegetables (tomato, pepper and eggplant) for disease management. The California approval for disease management in citrus, grapes, fruiting vegetables and strawberries is unconditional. Upon submitting data from several additional studies on strawberry during 2001-2003, California evaluated this information and converted its strawberry approval to unconditional in February 2004. The approval for use of Messenger STS in California on citrus to increase overall production was granted in March 2003 and is conditioned on the requirement that we submit data from several additional studies at various timeframes, concluding in December 2005. State registration applications for ProAct have been submitted to all states except California.

Foreign jurisdictions have taken a variety of approaches in the review and approval of Messenger. For example, Messenger is exempt from regulation in Morocco, and in Germany Messenger is approved for use as a “plant strengthener,” which gives us the ability to sell Messenger throughout the country. We have also received authorization to sell Messenger, or are exempt from formal authorization requirements, in more than 26 additional foreign countries, including China, Spain, Finland, Turkey, Greece, Egypt, United Arab Emirates, Oman, Mexico, Ecuador and six Central American countries. We are pursuing registrations in several additional foreign countries in Europe, Africa, and Asia. Our registration in China is temporary and limited to the sale of Messenger for use on tomatoes, peppers, tobacco, rice, and rapeseed. The temporary registration is subject to annual renewals up to four years from the initial registration date of September 29, 2001. We received product registration in Spain in February of 2004 and in Turkey and Greece in 2005. There can be no assurance that review and registration processes of other foreign jurisdictions will result in approval of Messenger in those jurisdictions or that such approvals will be received on a timely basis or at a reasonable cost.

We also sell Harp-N-Tek products, MightyPlant and employ, in the US for which no pesticide claims are made. Depending on the label claims, these products are generally regulated by the States under their fertilizer laws, or are exempt from regulation. Harp-N-Tek products are subject to continuing review by the EPA, state and/or foreign jurisdictions and extensive regulatory requirements. The EPA or the applicable regulatory body in any of these jurisdictions could at any time revoke our registration or impose limitations on the use of Harp-N-Tek products upon receipt of newly discovered information, including an inability to comply with regulatory requirements or the occurrence of unanticipated problems with the product.

Our manufacturing operations are subject to regulation and periodic inspection by the EPA and other federal and state regulatory agencies.

Competition

The crop protection, yield enhancement, and plant health industry are highly competitive and dominated by multinational chemical and pharmaceutical companies, including Syngenta AG, Monsanto Company, BASF AG, Bayer AG, E.I. DuPont de Nemours and Company and The Dow Chemical Company. All of these companies have substantially greater financial, technical, distribution and marketing resources than we do. Competition is based primarily on price and efficacy. In addition, attracting and retaining qualified personnel, developing production and marketing expertise, developing proprietary products or processes and obtaining regulatory approvals on a timely basis are essential to establishing a competitive market position.

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

Employees

As of December 31, 2004, we employed 28 persons, 12 of whom were located at our corporate headquarters and manufacturing facilities in Bothell, Washington and 16 of whom were located elsewhere. Of these employees, approximately six were engaged in research and development and related areas, four in manufacturing and facilities, 15 in sales and marketing and three in management and administration. Our employees are not covered by any collective bargaining agreements. We believe relations with our employees are good.

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

•	Audit Committee, Compensation Committee, and Nominating and Corporate Governance Committee Charters;

•	Code of Conduct applicable to all directors, officers and employees of Eden Bioscience; and

•	Code of Ethics for our CEO and senior financial officer.

If we waive any material provision of our Code of Ethics for our CEO and senior financial officer or substantively change the code, we will disclose that fact on our website within five business days.

Executive Officers and Directors

The following table sets forth certain information regarding our executive officers and directors as of March 15, 2005:

Name	Age	Position
Rhett R. Atkins	51	President, Chief Executive Officer and Director
Bradley S. Powell	44	Vice President of Finance, Chief Financial Officer and Secretary
Zhongmin Wei	48	Vice President of Research and Chief Scientific Officer
William T. Weyerhaeuser	61	Chairman of the Board of Directors
Gilberto H. Gonzalez	57	Director
Jon E. M. Jacoby	66	Director
Albert A. James	73	Director
Agatha L. Maza	65	Director
Richard N. Pahre	64	Director
John W. Titcomb, Jr	54	Director

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

Richard N. Pahre has served as one of our directors since February 2003. Mr. Pahre is a certified public accountant and, effective December 31, 2002, retired as a partner of Moss Adams LLP, a public accounting firm that provides services to a wide-range of public and private clients. From February 1977 to December

2002, Mr. Pahre served as an audit partner of Moss Adams LLP. Mr. Pahre joined Moss Adams LLP in August 1975 and served as a Senior Audit Manager through January 1977. Mr. Pahre joined the public accounting firm of Price Waterhouse & Co. in June 1962, and from June 1967 to August 1975 served as a Senior Audit Manager. Since 1993, Mr. Pahre has served on the Board of Directors and as Treasurer (non-executive) of Seattle Goodwill, a nonprofit organization. In February 2005, Mr. Pahre was elected to the Board of Directors of CityBank, a commercial bank, headquartered in Lynnwood, Washington, and a NASDAQ listed public company. Mr. Pahre received a B.A. degree in accounting from the University of Washington.

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

We have incurred operating losses in each quarter since inception and we expect to continue to incur further operating losses for the foreseeable future. From our inception in July 1994 to December 31, 2005, we have accumulated a deficit of $105.9 million. For the years ended December 31, 2004, 2003, 2002, 2001 and 2000, we had net losses of $8.9 million, $11.2 million, $23.5 million, $23.7 million and $15.7 million, respectively. To date, our revenues have been limited. For example, there were no sales in the fourth quarter of 2001 and annual net sales decreased from $3.5 million in 2001 to $1.9 million in 2002, $1.8 million in 2003 and $1 million in 2004. We expect our future revenues to come primarily from the sale of Messenger, Messenger STS, employ, MightyPlant, ProAct™, N-Hibit™ and other products and these sales are highly uncertain.

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

We currently anticipate that our operating expenses will significantly exceed net product sales and that net losses and working capital requirements will consume a material amount of our cash resources. If net product sales do not significantly increase in the near term, we will have to further reduce our operating expenses. We believe that the balance of our cash and cash equivalents at December 31, 2004 will be sufficient to meet our anticipated cash needs for net losses, working capital and capital expenditures for more than the next 12 months, although there can be no assurance in that regard.

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

The closing price of our common stock is currently below $1.00 per share. Our stock price could decline or be subject to wide fluctuations. To maintain listing of our common stock on The Nasdaq National Market, we must continue to satisfy ongoing listing requirements, including consistently maintaining a minimum bid price for the common stock of $1.00 per share or more. If our common stock were to trade below the $1.00 minimum bid requirement for a period of 30 consecutive business days or more, or if we were to otherwise fail to meet Nasdaq’s ongoing listing criteria, Nasdaq could initiate delisting procedures at any time. If we were to lose our Nasdaq National Market status, we would likely seek listing of our common stock in the over-the-counter market, which is viewed by many investors as a less liquid marketplace. Among other things, our common stock may then constitute “penny stock,” which would place increased regulatory burden upon brokers, making them less likely to make a market in our stock. Loss of our Nasdaq National Market status could also make it more difficult for us to raise capital or complete acquisitions and would also complicate compliance with state “blue sky” laws.

We currently depend on products that are based on the same new technology, and our development and commercialization of those products may not be successful.

For the immediately foreseeable future we will be dependent on the successful development and commercialization of six products (Messenger, Messenger STS, ProAct, N-Hibit, employ and MightyPlant) which are based on the same new technology. We have had only limited sales of Messenger since its introduction in August 2000 and we began marketing employ in November 2003, Messenger STS in January 2004, MightyPlant in April 2004 and N-Hibit and ProAct in early 2005. These six products may not be commercially successful. Our products may not prove effective or economically viable for all crops or markets. In addition, because our products have not been put to widespread commercial use over significant periods of time, no assurance can be given that adverse consequences might not result from their use, such as soil or other environmental degradation, the development of negative effects on animals or plants or reduced benefits in terms of crop yield or protection.

The markets for our products and other harpin-based products we may develop are unproven. Messenger, Messenger STS, employ and MightyPlant have not gained, and may not gain, commercial acceptance or success. N-Hibit and ProAct may not gain commercial acceptance or success. If we are unable to successfully achieve broad market acceptance of our products, we may not be able to generate enough product revenues in the future to achieve profitability. A variety of factors will determine the success of our market development and commercialization efforts and the rate and extent of market acceptance of our products, including our ability to implement and maintain an appropriate pricing policy and general economic conditions in agricultural markets, including commodity prices, climatic conditions and the extent that growers, regulatory authorities and the public accept new agricultural practices and products developed through biotechnology.

We have experienced limited grower usage of Messenger and Messenger STS, and independent distributors hold significant inventories of Messenger STS.

Based on information received from distributors, we estimate that distributors sold 66,000 ounces of Messenger in 2000, 596,000 ounces in 2001, 684,000 ounces in 2002, 734,000 ounces in 2003 and 800,000 ounces in 2004. We estimate that Messenger and Messenger STS inventory held by distributors at

December 31, 2004 was approximately 511,000 ounces. We sent distributors approximately 470,000 ounces of additional Messenger STS for free in 2004 as part of an effort to lower the average cost of their year-end Messenger inventories by approximately 50%. This free product significantly increased channel inventory and negatively affected our sales to distributors. We do not expect distributors that hold significant inventories of Messenger or Messenger STS to place additional orders for our products until their current inventories are reduced, which will adversely affect our sales and results of operations.

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

We intend to rely on independent distributors and retailers of agri-chemicals to distribute and assist with the marketing and sale of our current products and any other products we may develop. We have engaged several independent distributors and retailers for the distribution and sale of our products. Our future revenue growth will depend in large part on our success in establishing and maintaining these sales and distribution channels. We are continuing to develop our distribution network and we may be unable to establish or maintain these relationships in a timely or cost-effective manner. Moreover, we cannot assure you that the distributors and retailers on which we rely will focus adequate resources on selling these products or will be successful in selling them. Many of our potential distributors and retailers are in the business of distributing and sometimes manufacturing other, possibly competing, plant protection and yield enhancement products and may perceive our products as a threat to various product lines currently being manufactured or distributed by them. In addition, the distributors and retailer may earn higher margins by selling competing products or combinations of competing products. If we are unable to establish or maintain successful relationships with independent distributors and retailers, we will need to further develop our own distribution and sales and marketing capabilities, which would be expensive and time-consuming and the success of which would be uncertain.

Three distributors accounted for an aggregate of 46% of net product sales revenue in 2004 and three distributors accounted for an aggregate of 40% of our net sales revenue in the same period of 2003. If any distributor that purchases a significant amount of our products were to discontinue purchasing our products at any time, our sales would be adversely affected. In addition, the failure of any of these distributors, or of any other distributor to which we extend a significant amount of credit, to pay its account, now or in the future, may harm our operating results.

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

We are largely in the development stage and are subject to the risks of a new enterprise and the commercialization of a new technology.

We began our operations in 1994 and began the marketing and sale of our first product, Messenger, in the third quarter of 2000. Our stage of development, our novel technology and the uncertain nature of the market in which we compete make it difficult to assess our prospects or predict our future operating results. We are subject to risks and uncertainties frequently encountered in the establishment of a new business enterprise, particularly in the rapidly changing market for plant protection and yield enhancement products. These risks include our inability to develop a company capable of supporting commercial activities, including manufacturing, quality control and assurance, regulatory approval and compliance, marketing, sales, distribution and customer service. Our inability to adequately address these risks could cause us to be unprofitable or to cease operations.

International expansion will subject us to risks associated with international operations, which could adversely affect both our domestic and international operations.

Our success depends in part on our ability to expand internationally as we obtain regulatory approvals to market and sell our current products, and any other products we may develop, in other countries. We recently began selling our products in Spain. We have been conducting field trials in several international locations and we have personnel in Europe to develop operations in that region. International expansion of our operations could impose substantial burdens on our resources, divert management’s attention from domestic operations or otherwise adversely affect our business. Furthermore, international operations are subject to several inherent risks, such as different regulatory requirements and reduced protection of intellectual property rights, which could adversely affect our ability to compete in international markets and could have a negative effect on our operating results.

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

The inventory of Messenger held by us and by distributors is aging and may not meet our quality standards, which could adversely affect market acceptance of our products and our results of operations.

Our inventory at December 31, 2004 includes approximately 2.9 million ounces of Messenger and Messenger STS that was manufactured in 2000, 2001, 2002 and 2004. In addition, we estimate that distributors own approximately 511,000 ounces of Messenger and Messenger STS that was manufactured between 2000 and 2004. Due to the age of this inventory, we conducted limited re-testing of Messenger samples produced in 2000 and 2001. In 2003, we voluntarily recalled and replaced approximately 10,000 ounces of Messenger owned by distributors that our limited re-testing indicated had degraded below our quality control standards.

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

We are required to obtain regulatory approval from certain state and foreign regulatory authorities before we market our products in those jurisdictions. Some of these jurisdictions may apply different criteria than the EPA in connection with their approval processes. Although we are authorized to sell Messenger, Messenger STS and ProAct in 48 states for use on virtually all crops for crop production and disease management, and to sell Messenger and Messenger STS in California for use on citrus for yield enhancement and on strawberries, citrus, grapes and fruiting vegetables, such as tomatoes and peppers, for disease management, we have not received approval of Messenger, Messenger STS, N-Hibit or ProAct for use on other crops in California. In Colorado, Messenger is approved for use on virtually all crops for home and garden use. ProAct has not been approved for use in California or Colorado. We have also received authorization to sell Messenger, or are exempt from formal authorization requirements, in at least 26 foreign countries, including Spain, Germany, Mexico, China and six Central American countries. Our registration in China is temporary and limited to the sale of Messenger for use on tomatoes, peppers, tobacco, and rapeseed. Our registration in Spain is limited to the sale of Messenger for use on tomatoes, peppers, cucumbers, melons, strawberries, lettuce, citrus and olives. The EPA has approved the use of Messenger STS and we are currently in the process of obtaining foreign registrations for this product, but there can be no assurance that such registrations will be obtained on acceptable terms.

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

Our operating results are likely to fluctuate, resulting in an unpredictable level of sales and earnings and a decrease in our stock price.

Our operating results for a particular quarter or year are likely to fluctuate, which could result in uncertainty surrounding our level of sales and earnings and possibly result in a decrease in our stock price. For example, there were no sales of Messenger in the fourth quarter of 2001 and annual net product sales decreased 70% from 2001 to 2004. Numerous other factors will contribute to the unpredictability of our operating results. In particular, our sales are expected to be highly seasonal. Sales of plant protection and yield enhancement products depend on planting and growing seasons, climatic conditions and economic and other variables, which we expect to result in substantial fluctuations in our quarterly sales and earnings. For example, weather-related events such as droughts and floods, severe heat and frost, hail, tornadoes and hurricanes could decrease demand for our products and any future products we may develop, and have an adverse impact on our operating results from quarter to quarter. In addition, most of our expenses, such as employee compensation and lease payments for facilities and equipment, are relatively fixed. Our expense levels are based, in part, on our expectations regarding future sales. As a result, any shortfall in sales relative to our expectations could cause significant changes in our operating results from quarter to quarter. Other factors may also contribute to the unpredictability of our operating results, including the amount of our products carried in inventory by independent distributors and retailers, the amount of free product to be given to retailers, the size and timing of significant customer transactions, the delay or deferral of customer use of our products and the fiscal or quarterly budget cycles of our customers. For example, customers may purchase large quantities of our products under a promotion such as “buy one, get one free” in a particular quarter to store and use over long periods of time, or time their purchases to coincide with the availability of capital, either of which may cause significant fluctuations in our operating results for a particular quarter or year.

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

As of December 31, 2004, our principal facilities in and around Bothell, Washington, which house our manufacturing, research, administration and warehouse functions, total approximately 105,100 square feet and are leased under the following arrangements:

•	63,200 square feet of research and office space is leased through January 2011, at which time we have the option to extend the lease for two five-year terms. Approximately 34,300 square feet of this space has been subleased to another party through December 2007, with options to extend the sublease through January 2011 and beyond, at the sublessee’s discretion, provided that we exercise our option to extend the lease beyond its initial ten-year term.

•	24,000 square feet of warehouse space is leased through January 2006; and

•	17,900 square feet of manufacturing space is leased through December 2006, at which time we have an option to extend the lease for an additional 36 months.

We also lease office space in Annapolis, Maryland and Mulhouse, France on a short-term basis. We do not own any real estate.

Item 3.	Material Legal Proceedings.

None.

Item 4.	Submission of Matters to a Vote of Security Holders.

None.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock has been quoted on The Nasdaq National Market under the symbol “EDEN” since our initial public offering on September 27, 2000. Prior to that time, there was no public market for our common stock.

The following table sets forth, for the periods indicated, the high and low trading prices for our common stock as quoted on The Nasdaq National Market.

	High	Low
First Quarter 2003	1.71	0.80
Second Quarter 2003	2.25	1.09
Third Quarter 2003	2.01	1.20
Fourth Quarter 2003	2.00	0.91

First Quarter 2004	1.95	1.30
Second Quarter 2004	1.66	0.65
Third Quarter 2004	0.90	0.37
Fourth Quarter 2004	1.25	0.43

We have never paid any cash dividends on our common stock. We currently intend to retain any future earnings to fund the development and growth of our business. Therefore, we do not currently anticipate paying any cash dividends in the foreseeable future.

As of March 18, 2005, there were approximately 192 holders of record of our common stock.

On September 26, 2000, the SEC declared effective our Registration Statement on Form S-1, as amended (Registration No. 333-41028), as filed with the SEC in connection with our initial public offering. Our net proceeds, after accounting for $7.0 million in underwriting discounts and commissions and approximately $1.6 million in other expenses of the offering, were $91.5 million. At December 31, 2004, we had used approximately $18.6 million of the net offering proceeds to expand and enhance our manufacturing and research and development and administration facilities, and approximately $61.0 million for working capital and general corporate purposes. The remaining portion of the net offering proceeds has been invested in cash equivalent instruments. Our use of the proceeds from the offering does not represent a material change in the use of proceeds described in the prospectus included as part of the Registration Statement.

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

	Year Ended December 31,
	2004	2003	2002	2001	2000
	(in thousands, except per share data)
Statements of Operations Data:
Revenues:
Product sales, net of sales allowances	$1,040	$1,772	$1,907	$3,496	$1,229
Operating expenses:
Cost of goods sold	2,023	2,190	2,629	4,879	661
Research and development	3,505	4,883	10,301	12,537	9,575
Selling, general and administrative	4,418	5,759	8,920	12,608	6,043
Loss on facility subleases	202	366	4,242	—	—
Total operating expenses	10,148	13,198	26,092	30,024	16,279
Loss from operations	(9,108)	(11,426)	(24,185)	(26,528)	(15,050)
Other income (expense):
Interest income	224	290	717	2,896	1,803
Interest expense	(2)	(9)	(38)	(83)	(132)
Fee and fair value of warrants	—	—	—	—	(2,281)
Total other income (expense)	222	281	679	2,813	(610)
Cumulative effect of adoption of SFAS No. 143	—	(64)	—	—	—
Net loss	$(8,886)	$(11,209)	$(23,506)	$(23,715)	$(15,660)
Basic and diluted net loss per share (1)	$(0.36)	$(0.46)	$(0.97)	$(0.99)	$(1.89)
Weighted average shares outstanding used in computation of basic and diluted net loss per share (1)	24,370	24,341	24,241	23,968	8,290

	December 31,
	2004	2003	2002	2001	2000
	(in thousands)
Balance Sheet Data:
Cash and cash equivalents	$11,860	$19,823	$30,730	$48,327	$86,557
Working capital	13,970	20,582	29,558	46,290	83,781
Total assets	31,336	40,703	53,993	75,539	98,501
Capital lease obligations, net of current portion	1	12	30	130	330
Accumulated deficit	(105,950)	(97,064)	(85,855)	(62,349)	(38,635)
Total shareholders’ equity	26,609	35,435	46,594	69,994	93,241

(1)	See Note 1 of Notes to Consolidated Financial Statements for information concerning the calculation of basic and diluted net loss per share.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

We have incurred significant operating losses since inception. At December 31, 2004, we had an accumulated deficit of $105.9 million. We incurred net losses of $8.9 million in 2004, $11.2 million in 2003 and $23.5 million in 2002. We expect to incur significant additional net losses as we proceed with the commercialization of our current products and the development of new products and technologies.

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

	Year Ended December 31,
	2004	2003	2002
Gross product sales	$1,074,368	$1,739,917	$2,418,050
Sales allowances	(129,861)	(94,121)	(511,385)
Elimination of previously recorded sales allowances	95,237	126,301	—
Product sales, net of sales allowances	$1,039,744	$1,772,097	$1,906,665

Gross product sales revenues were $1.1 million in 2004, a decrease of $666,000 (38%) from $1.7 million in 2003, which decreased $678,000 (28%) from $2.4 million in 2002. Sales in 2004 were made to 27 distributors, three of which accounted for an aggregate of 46% of net product sales. Sales in 2003 were made to 30 distributors, three of which accounted for an aggregate of 40% of net product sales. Sales in 2002 were made to 26 distributors, two of which accounted for an aggregate of 21% of net product sales. In addition, we sell directly to consumers in the home and garden market over the Internet. Sales during this three-year period were significantly lower than expected and were impacted by high levels of inventory in the channel and the continuing challenges of commercializing a new technology and products.

Gross sales to foreign customers totaled $535,000 in 2004, $127,000 in 2003 and $128,000 in 2002. Sales in 2004 were made primarily to distributors in Spain. Sales in 2003 and 2002 were made primarily to distributors in China, Europe, Mexico, Central and South America and Oman.

Sales to consumers in the home and garden market in the United States totaled $200,000 (19% of net product sales) in 2004 and $60,000 (3% of net product sales) in 2003. No sales to consumers in the home and garden market were recorded in 2002. We plan to increase our spending in this market in 2005 and we expect sales to increase in 2005.

In 2004, in addition to the 470,000 ounces of Messenger STS product sent to our distributors for free, we shipped 339,000 ounces of Messenger or Messenger STS to distributors, a decrease of 263,000 ounces (44%) from 602,000 ounces shipped in 2003, which increased 67,000 ounces (13%) from 535,000 ounces shipped in 2002. Based on information received from distributors, we estimate that distributors sold approximately 800,000 ounces of Messenger and Messenger STS to growers in 2004, an increase of approximately 66,000 ounces (9%) from approximately 734,000 ounces sold in 2003, which increased approximately 50,000 ounces (7%) from 684,000 ounces sold in 2002. We estimate that Messenger and Messenger STS inventory held by distributors at December 31, 2004 was approximately 511,000 ounces.

In September 2003, with the cooperation of its distributors, the Company instituted a “buy one, get one free” promotion at the grower level that ran through the end of 2003. Near the end of 2003, the Company announced a reduction of approximately 50% in the price of Messenger and introduced Messenger STS, an improved formulation in January 2004 at this lower price point. We also announced to distributors that we planned to send them Messenger Products at no charge in order to reduce the average cost of their existing inventories of Messenger. In 2004, we delivered approximately 470,000 ounces of free Messenger STS to distributors. This free product substantially increased channel inventory and negatively affected our sales to distributors in 2004. We do not expect distributors that hold significant inventories of Messenger STS to place additional orders until their current inventories are reduced.

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

Sales allowances related to 2004 sales totaled $130,000, an increase of $36,000 (38%) from $94,000 in 2003, which decreased $417,000 (82%) from $511,000 in 2002. Sales allowances as a percentage of gross product sales revenue were 12% in 2004, 5% in 2003 and 21% in 2002. The increase in sales allowances as a percentage of gross product sales revenue in 2004 compared to 2003 is primarily the result of payments to distributors in Spain for marketing support programs. The decrease in sales allowances as a percentage of gross product sales revenue in 2003 compared to 2002 reflects changes in our distributor programs. Sales allowances also included the reduction by $95,000 in 2004 and $126,000 in 2003 of sales allowance liabilities recognized in prior years that will not be paid because of the changes in distributor programs implemented in 2003 and actual amounts earned by distributors being less than amounts previously estimated.

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

Cost of Goods Sold

Cost of goods sold includes the cost of Messenger sold to distributors, idle capacity charges, inventory cost reductions and write-offs and the cost of Messenger used for promotional purposes. Cost of goods sold was $2.0 million in 2004, a decrease of $0.2 million (9%) from $2.2 million in 2003, which decreased $0.4 million (15%) from $2.6 million in 2002. Cost of goods sold as a percentage of net sales revenues was 195% in 2004, 124% in 2003 and 138% in 2002. Cost of goods sold includes manufacturing overhead costs incurred while our manufacturing plant was not in production of approximately $1.3 million in 2004, $1.7 million in 2003 and $1.6 million in 2002. We expect to continue incurring idle capacity charges in the future and will continue to identify opportunities to lower these charges during periods of non-production.

Included in cost of goods sold are inventory cost reductions and write-offs totaling $10,000 in 2004, $47,000 in 2003 and $193,000 in 2002. These amounts relate to lower of cost or market adjustments for inventory that failed to meet our quality control standards. In 2004, we also disposed of Messenger labels and boxes totaling $117,000 that were not usable due to the introduction of Messenger STS and we recorded a $153,000 net reduction to cost of goods sold to adjust our warranty liability based on our current expectations of future warranty claims.

The cost of Messenger used for promotional purposes was $25,000 in 2004, $141,000 in 2003 and $374,000 in 2002. The majority of the 2003 expense related to the accrual of costs associated with approximately 470,000 ounces that was delivered to distributors at no cost in 2004 as part of the price reduction program.

Research and Development Expenses

Research and development expenses consist primarily of personnel, field trial, laboratory, regulatory, patent and facility expenses. Research and development expenses totaled $3.5 million in 2004, a decrease of $1.4 million (29%) from $4.9 million in 2003, which decreased $5.4 million (52%) from $10.3 million in 2002. These decreases were due primarily to lower spending on personnel costs, field trials, facility costs and travel. The decrease in 2004 was partially offset by an increase in depreciation and amortization that resulted from reducing the estimated useful life of leasehold improvements and certain equipment at our research facility. We are pursuing additional tenants to sublease lab and office space at our research and administrative building and we expect to complete this by December 2005.

Selling, General and Administrative Expenses

Selling, general and administrative expenses consist of personnel and related expenses for sales and marketing, executive and administrative personnel; advertising, marketing and professional fees; and other corporate expenses. Selling, general and administrative expenses totaled $4.4 million in 2004, a decrease of $1.4 million (24%) from $5.8 million in 2003, which decreased $3.1 million (35%) from $8.9 million in 2002. These decreases resulted primarily from reductions in personnel, advertising and marketing expenses and facility costs. Included in selling, general and administrative expenses were severance costs of $160,000 in 2003 and $535,000 in 2002 in connection with workforce reductions.

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

In April 2003, the Company subleased approximately 7,300 square feet of office space to another company under a five year sublease agreement. Due to declines in the real estate market, the rent we pay on the subleased space exceeded the initial rent to be collected under the sublease and we recorded a loss of $213,000. Due to the subtenants financial difficulties, the subtenant later reduced the rental payment and an additional loss of $153,000 was recorded in 2003. The subtenant vacated the space in October 2004. As a result, the Company recorded an additional loss of $202,000 in 2004 based upon an estimate of the time needed to re-sublease the space and expected future rents to be collected.

Interest Income

Interest income consists of earnings on our cash and cash equivalents. Interest income totaled $224,000 in 2004, a decrease of $66,000 (23%) from $290,000 in 2003, which decreased $427,000 (60%) from $717,000 in 2002. The decreases were due to significantly lower average cash balances available for investment in each year offset by higher interest rates in 2004.

Interest Expense

Interest expense consists of interest we pay on capital leases used to finance certain equipment acquisitions. Interest expense totaled $3,000 in 2004, a decrease of $6,000 (67%) from $9,000 in 2003, which decreased $29,000 (76%) from $38,000 in 2002. These decreases were due to lower average principal balances as we paid down the capital lease obligations.

Income Taxes

We have generated a net loss from operations for each period since we began doing business. As of December 31, 2004, we had accumulated approximately $101.5 million of net operating loss carryforwards for federal income tax purposes, which expire between 2009 and 2024, and approximately $9.1 million in foreign tax net operating loss carryforwards, which expire between 2006 and 2009. We have provided a valuation allowance against our net deferred tax assets because of the significant uncertainty surrounding our ability to realize them. The annual use of these net operating loss carryforwards may be limited in the event of a cumulative change in ownership of more than 50%.

Liquidity and Capital Resources

Our operating expenditures have been significant since our inception. We currently anticipate that our operating expenses will significantly exceed net product sales and that net losses and working capital requirements will consume a material amount of our cash resources. If net product sales do not significantly increase in the near term, we will have to further reduce our operating expenses. Our future capital requirements will depend on the success of our operations. We believe that the balance of our cash and cash equivalents at December 31, 2004 will be sufficient to meet our anticipated cash needs for net losses, working capital and capital expenditures for more than the next 12 months, although there can be no assurance in that regard. After the next 12 months, if net product sales do not significantly increase, we will have to further reduce operating expenses or secure additional financing. We may be unable to obtain adequate or favorable financing at that time or at all and may cease operations. In this regard, the closing price per share for our common stock is currently below the $1.00 minimum bid price required to meet Nasdaq’s continued listing criteria. If the minimum bid price remains below the $1.00 minimum bid price requirement, Nasdaq may send us a delisting warning letter, in which case we would have 180 calendar days from the date of the letter to regain compliance. To regain compliance with the minimum bid price requirement, the closing bid price of our common stock must remain above $1.00 for a minimum of ten consecutive trading days. If we do not regain compliance within the 180 day period and are not eligible for an additional compliance period, our common stock will be delisted from The Nasdaq National Market. Nasdaq delisting could make it more difficult for us to raise capital. The sale of additional equity securities could result in dilution to the Company’s shareholders.

At December 31, 2004, our cash and cash equivalents totaled $11.9 million, a decrease of $7.9 million from the balance of $19.8 million at December 31, 2003. Prior to October 2000, we financed our operations primarily through the private sale of our equity securities, resulting in net proceeds of $36.5 million through September 30, 2000. In October 2000, we received approximately $91.5 million in net proceeds from the initial public offering of 6,670,000 shares of our common stock. To a lesser extent, we have financed our equipment acquisitions through lease financings.

Net cash used in operations totaled $8 million in 2004, a decrease of $2.8 million (26%) from $10.8 million in 2003, which decreased $6.5 million (38%) from $17.3 million in 2002. Net cash used in operations of $8 million in 2004 resulted primarily from net loss of $8.9 million, which includes depreciation and amortization and loss on subleases of $2.2 million, and fluctuations in various asset and liability balances totaling $1.4 million. Net cash used in operations of $10.8 million in 2003 resulted primarily from net loss of $11.2 million, which includes depreciation and amortization and loss on subleases of $2.5 million, and fluctuations in various asset and liability balances totaling $2.5 million. Net cash used in operations of $17.3 million in 2002 resulted primarily from net loss of $23.5 million, which includes depreciation and amortization and loss on subleases of $6.9 million, and fluctuations in various asset and liability balances totaling $1.1 million. We expect that cash used in operations will continue to be significant.

Net cash provided by investing activities totaled $10,000 in 2004 and resulted primarily from proceeds from the sale of equipment. Net cash used in investing activities totaled $50,000 in 2003, a decrease of $134,000 (73%) from $184,000 in 2002. The reduction from 2002 to 2003 was due primarily to increased proceeds from the disposal of equipment in 2003.

Net cash used in financing activities totaled $5,000 in 2004, a reduction of $34,000 (87%) from $39,000 in 2003, which decreased $42,000 (52%) from net cash provided by financing activities of $81,000 in 2002. The primary use of funds during these years was to pay down principal on our outstanding capital leases, offset by proceeds from the issuance of our common stock in connection with our stock option and employee stock purchase plans.

We conduct our operations in three primary functional currencies: the U.S. dollar, the euro and, until December 31, 2004, the Mexican peso. Historically, neither fluctuations in foreign exchange rates nor changes in foreign economic conditions have had a significant impact on our financial condition or results of operations. We currently do not hedge our foreign currency exposures and are, therefore, subject to the risk of exchange rates. We may invoice our international customers in U.S. dollars, euros and Mexican pesos, as the case may be. We are exposed to foreign exchange rate fluctuations as the financial results of foreign subsidiaries are translated into U.S. dollars in consolidation. Foreign exchange rate fluctuations did not have a material impact on our financial results in 2004, 2003 or 2002. As of December 31, 2004, we changed the functional currency of our Mexican subsidiary from the Mexican peso to the U. S. dollar due to lower activity in Mexico and the majority of transactions being denominated in U.S. dollars.

The following are our contractual obligations as of December 31, 2004 associated with our capital and operating lease obligations:

	Payments Due by Period
	(in thousands)
	Total	Less Than 1 Year	1–3 Years	3–5 Years	More Than 5 Years
Capital lease obligations, including interest	$13	$12	$1	$—	$—
Operating lease obligations	9,815	1,868	3,241	3,029	1,677
Total	$9,828	$1,880	$3,242	$3,029	$1,677

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

We also record, at the time revenue is recognized, a liability for warranty claims based on a percentage of sales. The warranty accrual percentage, which has ranged between zero and five percent, and warranty liability are reviewed periodically and adjusted as necessary, based on historical experience, the results of product quality testing and future expectations. Changes in our estimate of the warranty liability are recorded in cost of goods sold.

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable balances are reported net of customer-specific related sales allowances. In determining the adequacy of the allowance for doubtful accounts, we consider a number of factors, including the age of outstanding invoices, customer payment trends, the financial condition of our customers, historical bad debts and current economic trends. Based upon our analysis of outstanding net accounts receivable at December 31, 2004, no allowance for doubtful accounts was recorded. Changes in the factors above or other factors could result in a significant charge.

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

Based upon our most recently completed analysis of net cash flows expected to be realized from our remaining investments in property and equipment, no additional impairment loss was recorded. The critical estimates in the analysis are our ability to significantly increase sales over the next five years while controlling operating expenses at about current levels over the next four years. If net product sales do not significantly increase in the near term or if expenses significantly increase over the current level, a significant impairment loss may need to be recorded. Another critical assumption is that we will continue our current facility leases. If we do not continue our leases, we may incur a significant impairment loss on leasehold improvements and equipment at these facilities and other significant losses. Changes in the factors above or other factors could result in significantly different cash flow estimates and a significant impairment charge.

Loss on Facility Subleases

As of December 31, 2004, we subleased approximately 34,300 square feet of laboratory and office space to other companies. One subtenant vacated approximately 7,300 square feet of office space in October 2004. As a result, the Company recorded an additional loss of $202,000 in 2004. In determining the loss on these facility subleases, we considered a number of factors, including the financial condition of the subtenants, subtenants’ investments in improvements, amounts of security deposits, estimated time needed to sublease space and estimated rents to be collected. Based on our analysis, we estimate that rents will be collected and that one subtenant will exercise a three-year extension option. Changes in the factors above or other factors could result in a significant increase in the loss.

Recent Accounting Pronouncements

In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (Statement 123R). Statement 123R will provide users of financial statements with more complete financial information by requiring that the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. Statement 123R covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights and employee share purchase plans. Statement 123R replaces FASB 123, Accounting for Stock Issued to Employees, and supercedes Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees. Statement 123R will be effective for the Company for its third fiscal quarter ending September 30, 2005. The Company is in the process of evaluating the impact of adopting Statement 123R and of determining the impact on its results of operations or financial position.

The FASB issued Statement of Financial Accounting Standards No. 151, Inventory Costs — An Amendment of ARB No. 43, Chapter 4 (Statement 151) in November 2004. Statement 151 amends the guidance in Accounting Research Bulletin (ARB) No. 43, Chapter 4, Inventory Pricing, to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Among other provisions, the new rule requires that items such as idle facility expense, excessive spoilage, double freight, and rehandling costs be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal” as stated in ARB No. 43. Additionally, Statement 151 requires the allocation of fixed production overheads to the costs of conversion be based on normal capacity of the production facilities. Statement 151 is effective for fiscal years beginning after June 15, 2005, and is required to be adopted by the Company in the first quarter of fiscal 2006. The Company is currently evaluating the effect that the adoption of Statement 151 will have on its financial position and results of operation, but does not expect it to be material.

The FASB issued Statement of Financial Accounting Standards No. 153, Exchanges of Nonmonetary Assets — An Amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions (Statement 153) in December 2004. Statement 153 eliminates the exception from fair value measurement for nonmonetary exchanges of similar productive assets in Accounting Principles Board (APB) Opinion No. 29, Accounting for Nonmonetary Transactions, and replaces it with a general exception for exchanges that do not have commercial substance. Statement 153 specifies that a nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. Statement 153 is effective for fiscal periods beginning after June 15, 2005, and is required to be adopted by the Company in the third quarter of fiscal 2005. The Company is currently evaluating the effect that the adoption of Statement 153 will have on its financial position and results of operation, but does not expect it to be material.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders
Eden Bioscience Corporation:

We have audited the accompanying consolidated balance sheets of Eden Bioscience Corporation and subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of operations, shareholders’ equity and comprehensive loss, and cash flows for each of the years in the three-year period ended December 31, 2004. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Eden Bioscience Corporation and subsidiaries as of December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 12 to the consolidated financial statements, the Company changed its method of accounting for asset retirement obligations effective January 1, 2003.

/s/ KPMG LLP

Seattle, Washington
February 14, 2005

EDEN BIOSCIENCE CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
	2004	2003
ASSETS
Current assets:
Cash and cash equivalents	$11,860,385	$19,823,339
Accounts receivable, net of sales allowances	39,946	166,111
Inventory	3,487,586	2,057,818
Prepaid expenses and other current assets	498,670	719,939
Total current assets	15,886,587	22,767,207
Property and equipment, net	13,887,573	16,305,604
Other assets	1,561,902	1,629,769
Total assets	$31,336,062	$40,702,580

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$190,648	$105,076
Accrued liabilities	1,206,411	1,568,952
Current portion of accrued loss on facility subleases	507,748	494,373
Current portion of capital lease obligations	11,572	17,257
Total current liabilities	1,916,379	2,185,658
Accrued loss on facility subleases, net of current portion	2,037,613	2,373,342
Capital lease obligations, net of current portion	761	12,333
Other long-term liabilities	771,934	695,996
Total liabilities	4,726,687	5,267,329

Commitments and contingencies

Shareholders’ equity:
Preferred stock, $.01 par value, 10,000,000 shares authorized; no shares issued and outstanding at December 31, 2004 and 2003	—	—
Common stock, $.0025 par value, 100,000,000 shares authorized; issued and outstanding shares — 24,381,870 shares at December 31, 2004; 24,361,990 shares at December 31, 2003	60,955	60,905
Additional paid-in capital	132,535,982	132,523,362
Accumulated other comprehensive loss	(37,675)	(85,381)
Accumulated deficit	(105,949,887)	(97,063,635)
Total shareholders’ equity	26,609,375	35,435,251
Total liabilities and shareholders’ equity	$31,336,062	$40,702,580

The accompanying notes are an integral part of these consolidated financial statements.

EDEN BIOSCIENCE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2004	2003	2002
Product sales, net of sales allowances	$1,039,742	$1,772,097	$1,906,665
Operating expenses:
Cost of goods sold	2,023,338	2,190,034	2,628,608
Research and development	3,504,699	4,883,120	10,301,587
Selling, general and administrative	4,417,704	5,759,163	8,919,734
Loss on facility subleases	202,007	366,019	4,241,643
Total operating expenses	10,147,748	13,198,336	26,091,572
Loss from operations	(9,108,006)	(11,426,239)	(24,184,907)
Other income (expense):
Interest income	224,405	290,206	717,020
Interest expense	(2,651)	(9,048)	(37,680)
Total other income	221,754	281,158	679,340
Loss before income taxes and cumulative effect of adoption of SFAS No. 143	(8,886,252)	(11,145,081)	(23,505,567)
Income taxes	—	—	—
Loss before cumulative effect of adoption of SFAS No. 143	(8,886,252)	(11,145,081)	(23,505,567)
Cumulative effect of adoption of SFAS No. 143	—	(63,508)	—
Net loss	$(8,886,252)	$(11,208,589)	$(23,505,567)
Basic and diluted net loss per share:
Loss before cumulative effect of adoption of SFAS No. 143	$(0.36)	$(0.46)	$(0.97)
Cumulative effect of adoption of SFAS No. 143	—	—	—
Net loss	$(0.36)	$(0.46)	$(0.97)
Weighted average shares outstanding used to compute net loss per share — basic and diluted	24,370,467	24,340,980	24,240,516

The accompanying notes are an integral part of these consolidated financial statements.

EDEN BIOSCIENCE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY AND COMPREHENSIVE LOSS

	Outstanding Shares Common Stock	Common Stock	Additional Paid-in Capital	Deferred Stock Option Compen- sation	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Shareholders’ Equity
Balance at December 31, 2001	24,099,944	$60,250	$132,326,759	$(10,145)	$(33,577)	$(62,349,479)	$69,993,808
Comprehensive loss:
Net loss	—	—	—	—	—	(23,505,567)	(23,505,567)
Cumulative translation adjustment	—	—	—	—	(45,265)	—	(45,265)
Comprehensive loss							(23,550,832)
Sale of common stock	47,189	118	97,881	—	—	—	97,999
Exercise of stock options, net	160,362	401	42,266	—	—	—	42,667
Stock option compensation expense	—	—	—	10,145	—	—	10,145
Balance at December 31, 2002	24,307,495	60,769	132,466,906	—	(78,842)	(85,855,046)	46,593,787
Comprehensive loss:
Net loss	—	—	—	—	—	(11,208,589)	(11,208,589)
Cumulative translation adjustment	—	—	—	—	(6,539)	—	(6,539)
Comprehensive loss							(11,215,128)
Sale of common stock	22,295	56	29,137	—	—	—	29,193
Exercise of stock options	32,200	80	27,319	—	—	—	27,399
Balance at December 31, 2003	24,361,990	60,905	132,523,362	—	(85,381)	(97,063,635)	35,435,251
Comprehensive loss:
Net loss	—	—	—	—	—	(8,886,252)	(8,886,252)
Cumulative translation adjustment	—	—	—	—	47,706	—	47,706
Comprehensive loss							(8,838,546)
Sale of common stock	19,880	50	12,620	—	—	—	12,670
Balance at December 31, 2004	24,381,870	$60,955	$132,535,982	$—	$(37,675)	$(105,949,887)	$26,609,375

The accompanying notes are an integral part of these consolidated financial statements.

EDEN BIOSCIENCE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2004	2003	2002
Cash flows from operating activities:
Net loss	$(8,886,252)	$(11,208,589)	$(23,505,567)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	1,976,015	2,149,267	2,660,792
Amortization of stock option compensation expense	—	—	10,145
Loss on disposition of fixed assets	—	105,890	230,652
Loss on facility subleases	202,007	366,019	4,213,192
Deferred rent payable	50,556	120,321	138,442
Accretion expense	25,015	21,156	—
Cumulative effect of adoption of SFAS No. 143	—	63,508	—
Changes in assets and liabilities:
Accounts receivable	127,431	56,118	(128,944)
Inventory	(999,103)	172,101	183,778
Prepaid expenses and other assets	307,568	64,900	201,369
Accounts payable	87,605	(260,069)	(563,293)
Accrued liabilities	(379,489)	(2,085,753)	(748,404)
Accrued loss on facility subleases	(524,361)	(404,437)	—
Other long-term liabilities	—	—	(32,500)
Net cash used in operating activities	(8,013,008)	(10,839,568)	(17,340,338)
Cash flows from investing activities:
Purchases of property and equipment	(2,586)	(261,934)	(208,045)
Proceeds from disposal of fixed assets	13,040	212,030	23,956
Net cash provided by (used in) investing activities	10,454	(49,904)	(184,089)
Cash flows from financing activities:
Reduction in capital lease obligations	(17,257)	(95,428)	(221,350)
Proceeds from issuance of stock	12,670	56,592	140,666
Net cash used in financing activities	(4,587)	(38,836)	(80,684)
Effect of foreign currency exchange rates on cash and cash equivalents	44,187	21,819	7,917
Net decrease in cash and cash equivalents	(7,962,954)	(10,906,489)	(17,597,194)
Cash and cash equivalents at beginning of period	19,823,339	30,729,828	48,327,022
Cash and cash equivalents at end of period	$11,860,385	$19,823,339	$30,729,828
Supplemental disclosures:
Cash paid for interest	$2,651	$9,048	$37,680

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

Liquidity

The Company’s operating expenditures have been significant since its inception. The Company currently anticipates that its operating expenses will significantly exceed net product sales and that net losses and working capital requirements will consume a material amount of its cash resources. If net product sales do not significantly increase in the near term, the Company will have to further reduce its operating expenses. The Company’s future capital requirements will depend on the success of its operations. Management of the Company believes that the balance of its cash and cash equivalents at December 31, 2004 will be sufficient to meet its anticipated cash needs for net losses, working capital and capital expenditures for more than the next 12 months, although there can be no assurance in that regard. After the next 12 months, if net product sales do not significantly increase, the Company will have to further reduce operating expenses or secure additional financing. The Company may be unable to obtain adequate or favorable financing at that time or at all and may cease operations. The sale of additional equity securities could result in dilution to the Company’s shareholders.

Principles of Consolidation

The consolidated financial statements include the accounts of Eden Bioscience and its wholly owned subsidiaries. Intercompany transactions and balances have been eliminated.

Segments

The Company has one operating segment — the development and commercialization of natural protein-based products for agriculture.

Estimates Used in Financial Statement Preparation

The preparation of financial statements in conformity with generally accepted accounting principles in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Examples include depreciable lives of property and equipment; expense accruals; and provisions for sales allowances, warranty claims, inventory valuation, cash flow projections used in evaluating whether asset impairment loss is recorded, losses on facility subleases and bad debts. Such estimates and assumptions are based on historical experience, where applicable, management’s plans and other assumptions. Estimates and assumptions are reviewed periodically and the effects of revisions are reflected in the consolidated financial statements prospectively when they are determined to be necessary. Actual results could differ from these estimates.

Cash and Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. Cash equivalents are stated at cost, which approximates market.

EDEN BIOSCIENCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Accounts Receivable

Accounts receivable balances are reported net of customer-specific related sales allowances payable of $11,000 and $55,000 at December 31, 2004 and 2003, respectively. In determining the adequacy of the allowance for doubtful accounts, the Company considers a number of factors, including the aging of the accounts receivable portfolio, customer payment trends, the financial condition of its customers, historical bad debts and current economic trends. Based upon an analysis of outstanding net accounts receivable, no allowance for doubtful accounts was recorded at December 31, 2004 or 2003.

In February 2003, the Company negotiated with one of its distributors a compromise settlement whereby the Company paid $250,000 to settle unpaid accrued sales allowances net of an uncollected account receivable. As part of the settlement agreement and mutual release, the Company accepted approximately 232,000 ounces of Messenger from that distributor, which was recorded at replacement cost. The effect on the consolidated statement of operations as a result of this settlement was immaterial.

Inventory

Inventory is valued at the lower of average cost or market. Costs include material, labor and overhead. The Company estimates inventory cost reductions based on the results of quality control testing and the amount and age of product in the Company’s inventory. The Company recorded cost reductions and write-offs totaling approximately $10,000 in 2004, $47,000 in 2003, and $193,000 in 2002.

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

Property and Equipment

Equipment and leasehold improvements are stated at historical cost. Improvements and replacements are capitalized. Maintenance and repairs are expensed when incurred. The provision for depreciation and amortization is determined using straight-line and accelerated methods, which allocate costs over their estimated useful lives of two to twenty years. On January 1, 2001, the Company adopted the units-of-production method of depreciation for manufacturing equipment placed into service after that date. Equipment leased under capital leases is depreciated over the shorter of its estimated useful life or lease term, which ranges between three to five years. Leasehold improvements are amortized over the shorter of their estimated useful lives or lease terms, which range between two to ten years. Substantially all of the Company’s assets are in the United States.

Long-lived assets are reviewed for impairment whenever events or circumstances indicate that the carrying value may not be recoverable. In reviewing for impairment, the Company compares the carrying value of such assets to the undiscounted cash flows expected from the use of the assets and their eventual disposition. When necessary, an impairment loss is recognized equal to the difference between the assets’ fair value and their carrying value. During 2002, the Company wrote off $1.0 million of leasehold improvements and equipment directly related to approximately 34,300 square feet of laboratory and office space subleased to another company. Based upon an analysis of estimated net cash flows to be realized from the Company’s investments in property and equipment at December 31, 2004, no additional impairment loss was recorded.

In October 2004, the Company began marketing lab and office space it currently occupies and estimates it will sublease substantially all of this space by the end of 2005. Based on the current sublease market, the

EDEN BIOSCIENCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Company believes that a portion of the leasehold improvements and certain equipment related to the lab space will not be recovered from the receipt of future sublease payments. Therefore, the estimated useful life of a portion of leasehold improvements and certain equipment related to this lab space has been reduced from January 2011, the end of the lease term, to December 31, 2005. In the fourth quarter of 2004, additional amortization and depreciation of $355,000 was included in research and development expense in the consolidated statements of operations and additional amortization and deprecation of $1.4 million is expected to be recorded in 2005.

Other Assets

Other assets consist principally of restricted investments held as deposits in connection with the Company’s operating leases of its headquarters/research and development and manufacturing facilities.

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

Sales allowances represent allowances granted to independent distributors for sales and marketing support, product warehousing and delivery and information exchange and are estimated based on the terms of the distribution agreements currently in place. Sales allowances are accrued when the related product sales are recognized and are paid in accordance with the terms of the then-current distributor program agreements. Distributor program agreements expire annually, generally on December 31. Prior to 2003, sales allowances were paid when the distributors sold the product and reported the sales data to the Company, generally on a quarterly basis. Sales allowances related to 2003 sales will be paid upon submission by distributors of sales data for the related growing season. Sales allowances related to 2004 are paid when services are performed or when volume levels are achieved.

Gross product sales and sales allowances are as follows:

	Year Ended December 31,
	2004	2003	2002
Gross product sales	$1,074,368	$1,739,917	$2,418,050
Sales allowances	(129,861)	(94,121)	(511,385)
Elimination of previously recorded sales allowance liabilities	95,237	126,301	—
Product sales, net of sales allowances	$1,039,744	$1,772,097	$1,906,665

EDEN BIOSCIENCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company paid sales allowances totaling $125,768 in 2004, $1,826,811 in 2003, and $518,872 in 2002.

Gross product sales by geographical region were:

	Year Ended December 31,
	2004	2003	2002
United States	$539,479	$1,631,496	$2,290,091
Spain	528,826	—	—
Other regions	6,063	108,421	127,959
Product sales, net of sales allowances	$1,074,368	$1,739,917	$2,418,050

Incentives

The Company sometimes offers sales incentives, often in the form of free product, to distributors and other customers. Costs associated with such incentives are recognized as costs of sales in the later of the period in which (a) the associated revenue is recognized by the Company or (b) the sales incentive is offered to the customer.

In September 2003, with the cooperation of its distributors, the Company instituted a “buy one, get one free” promotion at the grower level that ran through the end of 2003. Near the end of 2003, the Company announced a reduction of approximately 50% in the price of Messenger and introduced Messenger STS, an improved formulation in January 2004 at this lower price point. At the same time, the Company announced to distributors that it planned to send them additional products at no charge in order to reduce the average cost of their existing inventories of Messenger. In 2004, the Company delivered approximately 470,000 ounces of Messenger products at no charge to distributors. The total cost of these promotions was approximately $191,000, which the Company recorded as a cost of sales in 2003.

Cost of Goods Sold

Cost of goods sold includes all direct and indirect costs incurred in the manufacturing process; shipping and handling and other costs necessary to deliver product to distributors; inventory cost reductions; product used for promotional purposes; and idle capacity charges during periods of non-production.

Advertising Costs

Advertising costs are expensed as incurred. The Company incurred advertising expenses of $296,849 in 2004, $398,555 in 2003, and $756,890 in 2002.

Research and Development Expenses

Research and development costs are expensed as incurred.

EDEN BIOSCIENCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Stock Compensation

The Company has elected to apply the disclosure-only provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure, an Amendment of SFAS No. 123.” Accordingly, the Company accounts for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. The following table illustrates the effect on net income and earnings per share as if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based compensation.

	Year Ended December 31,
	2004	2003	2002
Net loss, as reported	$(8,886,252)	$(11,208,589)	$(23,505,567)
Add: Stock option compensation expense, as reported	—	—	10,145
Deduct: Total stock-based employee compensation expense under fair value based method	(779,031)	(1,516,909)	(1,182,088)
Pro forma net loss	$(9,665,283)	$(12,725,498)	$(24,677,510)
Loss per share:
Basic and diluted — as reported	$(0.36)	$(0.46)	$(0.97)
Basic and diluted — pro forma	$(0.40)	$(0.52)	$(1.02)

The per-share weighted average grant date fair value of options granted was $0.81 in 2004, $1.26 in 2003, and $1.03 in 2002. Prior to completion of the Company’s initial public offering in October 2000, the fair value of each option grant was estimated on the date of grant using the fair value based method prescribed by SFAS No. 123 for private companies, which considers only the time value of money. The fair value of stock options granted subsequent to the Company’s initial public offering was determined using the Black-Scholes model. The following weighted average assumptions were used to perform the calculations:

	December 31,
	2004	2003	2002
Expected dividend yield	—	—	—
Risk-free interest rate	3.34%	2.94%	4.23%
Expected life (years)	5.0	5.0	3.0
Volatility	98%	102%	103%

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

Foreign Currency Translation

The Company conducts its operations in three primary functional currencies: the U.S. dollar, the euro and, until December 31, 2004, the Mexican peso. Balance sheet accounts of the Company’s foreign operations are translated from foreign currencies into U.S. dollars at period-end exchange rates while income and expenses are translated at average exchange rates during the period. Cumulative translation gains or losses related to net assets located outside the U.S. are shown as a component of shareholders’ equity. Gains and losses resulting from foreign currency transactions, which are denominated in a currency other than the

EDEN BIOSCIENCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

entity’s functional currency, are included in the consolidated statements of operations. There were no significant gains or losses on foreign currency transactions in 2004, 2003 or 2002. As of December 31, 2004, the Company changed the functional currency of its Mexican subsidiary from the Mexican peso to the U.S. dollar due to lower activity in Mexico and the majority of transactions being denominated in U.S. dollars. The impact of this change was not material.

Recent Accounting Pronouncements

In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (Statement 123R). Statement 123R will provide users of financial statements with more complete financial information by requiring that the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. Statement 123R covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights and employee share purchase plans. Statement 123R replaces FASB 123, Accounting for Stock Issued to Employees, and supercedes Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees. Statement 123R will be effective for the Company for its third fiscal quarter ending September 30, 2005. This Company is in the process of evaluating the impact of adopting Statement 123R and of determining the impact on its results of operations or financial position.

The FASB issued Statement of Financial Accounting Standards No. 151, Inventory Costs — An Amendment of ARB No. 43, Chapter 4 (Statement 151) in November 2004. Statement 151 amends the guidance in Accounting Research Bulletin (ARB) No. 43, Chapter 4, Inventory Pricing, to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Among other provisions, the new rule requires that items such as idle facility expense, excessive spoilage, double freight, and rehandling costs be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal” as stated in ARB No. 43. Additionally, Statement 151 requires the allocation of fixed production overheads to the costs of conversion be based on normal capacity of the production facilities. Statement 151 is effective for fiscal years beginning after June 15, 2005, and is required to be adopted by the Company in the first quarter of fiscal 2006. The Company is currently evaluating the effect that the adoption of Statement 151 will have on its financial position and results of operation, but does not expect it to be material.

The FASB issued Statement of Financial Accounting Standards No. 153, Exchanges of Nonmonetary Assets — An Amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions (Statement 153) in December 2004. Statement 153 eliminates the exception from fair value measurement for nonmonetary exchanges of similar productive assets in Accounting Principles Board (APB) Opinion No. 29, Accounting for Nonmonetary Transactions, and replaces it with a general exception for exchanges that do not have commercial substance. Statement 153 specifies that a nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. Statement 153 is effective for fiscal periods beginning after June 15, 2005, and is required to be adopted by the Company in the third quarter of fiscal 2005. The Company is currently evaluating the effect that the adoption of Statement 153 will have on its financial position and results of operation, but does not expect it to be material.

Net Loss per Share

Basic net loss per share is the net loss divided by the average number of shares outstanding during the period. Diluted net loss per share is the net loss divided by the sum of the average number of shares outstanding during the period plus the additional shares that would have been issued had all dilutive warrants and options been exercised, less shares that would be repurchased with the proceeds from such exercise using the treasury stock method. The effect of including outstanding options and warrants is antidilutive for all periods presented. Therefore, options and warrants have been excluded from the calculation of diluted net loss per share. Shares issuable pursuant to stock options and warrants that have not been included in the above calculations because they are antidilutive totaled 2,820,578 in 2004, 2,748,941 in 2003, and 2,100,669 in 2002.

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

The Board of Directors has the authority to determine all matters relating to options to be granted under the Stock Option Plans, including designation as incentive or nonqualified stock options, the selection of individuals to be granted options, the number of shares subject to each grant, the exercise price, the term and vesting period, if any. Generally, options vest over periods ranging from three to five years and expire at the earlier of the date on which the plan expires or ten years from date of grant. The Board of Directors reserved an initial total of 1,500,000 shares of common stock under the 2000 Plan, plus an automatic annual increase equal to the lesser of (a) 1,500,000 shares; (b) 5% of the outstanding shares of common stock on a fully diluted basis as of the end of the immediately preceding year; and (c) a lesser amount as may be determined by the Board of Directors. No additional shares were added to the 2000 Plan on January 1, 2005, 2004 or 2003.

At December 31, 2004, the Company had reserved 640,834 shares of common stock for issuance under the 1995 Plan, all of which had been granted, and 3,189,338 shares for issuance under the 2000 Plan, including 1,689,338 shares transferred from the 1995 Plan. Options totaling 1,979,744 under the 2000 Plan had been granted at December 31, 2004, leaving 1,209,594 options available for future grant. The following table summarizes stock option activity:

	Number of Shares	Weighted Average Exercise Price Per Share
Balance at December 31, 2001	2,740,603	$7.57
Options granted	676,000	1.60
Options forfeited	(1,305,485)	8.70
Options exercised	(242,666)	1.00
Balance at December 31, 2002	1,868,452	5.47
Options granted	1,281,000	1.65
Options forfeited	(568,311)	7.98
Options exercised	(32,200)	0.85
Balance at December 31, 2003	2,548,941	3.05
Options granted	347,000	1.08
Options forfeited	(275,363)	1.88
Balance at December 31, 2004	2,620,578	2.91

EDEN BIOSCIENCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes stock option information at December 31, 2004:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted-Average Remaining Contractual Life (in years)	Weighted- Average Exercise Price	Number Outstanding	Weighted- Average Exercise Price
$0.40–1.00	480,001	6.93	$0.90	205,501	$0.94
1.40–1.85	1,618,084	7.83	1.63	921,526	1.63
2.00–6.50	227,333	4.47	4.20	214,466	4.20
7.00–14.00	295,160	5.97	12.17	232,013	13.22
	2,620,578	7.16	2.91	1,573,506	3.60

Stock options exercisable were 1,169,173 and 748,114 at December 31, 2003 and 2002, respectively. The weighted-average exercise prices of options exercisable were $4.08 and $6.45 at December 31, 2003 and 2002, respectively.

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

The Company records compensation expense over the vesting period for the difference between the exercise price of stock options granted and the fair market value of the underlying stock for financial reporting purposes. In conjunction with grants made in 1998, the Company recognized compensation expense for these stock options of $10,145 in 2002. The compensation expense was fully amortized at December 31, 2002. The weighted average grant date fair value of these options was $2.81.

Common Stock Warrants

In August 2000, the Company issued warrants to purchase 133,333 shares of its common stock at $15.00 per share to Stephens Group, Inc. (“Stephens”) and warrants to purchase 66,667 shares of its common stock at $15.00 per share to WBW Trust Number One (“WBW”), in connection with credit facilities it established with these entities. The Company also paid loan commitment fees of $200,000 to Stephens and $100,000 to WBW. Under the terms of the credit facilities, the Company had the ability to borrow up to $10 million from Stephens and $5 million from WBW. The Company did not borrow any amounts pursuant to the credit facilities and, with the completion of the initial public offering, no longer has the ability to borrow any amounts under the credit facilities. One of the Company’s directors, William T. Weyerhaeuser, is trustee of WBW. At the time, Stephens beneficially owned approximately 10% of the Company’s common stock (approximately 17% at December 31, 2004) and Jon E. M. Jacoby, a director of the Company, is also a director and was an executive vice president of Stephens. The warrants are currently exercisable and expire in August 2005.

Employee Stock Purchase Plan

The 2000 Employee Stock Purchase Plan (the “2000 Stock Purchase Plan”) was implemented in October 2000 at the completion of the Company’s initial public offering. The 2000 Stock Purchase Plan allows employees to purchase common stock through payroll deductions of up to 15% of their annual compensation.

EDEN BIOSCIENCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The 2000 Stock Purchase Plan authorizes the issuance of a total of 500,000 shares of common stock, plus an automatic annual increase equal to the lesser of (a) 250,000 shares; (b) 1% of the outstanding shares of common stock as of the end of the immediately preceding fiscal year on a fully diluted basis; and (c) a lesser amount determined by the Board of Directors. No additional shares were added to the 2000 Stock Purchase Plan on January 1, 2005, 2004 or 2003. A total of 19,880 shares of stock were purchased under the plan in 2004, for total proceeds of $12,670; 22,295 shares were purchased in 2003, for total proceeds of $29,193; and 47,189 shares were purchased in 2002, for total proceeds of $97,999.

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

4.	Inventory

Inventory, at average cost, consists of the following:

	December 31,
	2004	2003
Raw materials	$579,385	$855,883
Bulk inventory and work in progress	1,906,681	348,965
Finished goods	1,001,520	852,970
Total inventory	$3,487,586	$2,057,818

5.	Property and Equipment

Property and equipment, at cost, consists of the following:

	December 31,
	2004	2003
Equipment	$12,460,206	$12,790,658
Equipment under capital leases	66,646	102,374
Leasehold improvements	10,817,391	11,578,034
Total property and equipment	23,344,243	24,471,066
Less accumulated depreciation and amortization	(9,456,670)	(8,165,462)
Net property and equipment	$13,887,573	$16,305,604

EDEN BIOSCIENCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company recorded depreciation and amortization expense of $1,976,015 in 2004, $2,149,267 in 2003, and $2,660,792 in 2002. In December 2002, the Company recorded a $1.0 million loss on the write-off of net leasehold improvements and equipment directly related to 34,302 square feet of laboratory and office space subleased to another company.

6.	Accrued Liabilities

Accrued liabilities consist of the following:

	December 31,
	2004	2003
Compensation and benefits	$307,313	$311,246
Research and development field trial expenses	256,873	303,586
Facility costs	232,097	283,630
Promotions	95,415	180,692
Sales allowances	84,769	160,217
Warranty	75,000	228,021
Other	154,944	101,560
Total accrued liabilities	$1,206,411	$1,568,952

7.	Warranty Liability

The Company records, at the time revenues are recognized, a liability for warranty claims based on a percentage of sales. The warranty accrual percentage, which has ranged between zero and five percent, and warranty liability are reviewed periodically and adjusted as necessary, based on historical experience, the results of product quality testing and future expectations.

The following table summarizes changes to the Company’s warranty liability during the years ended December 31, 2004 and 2003:

	Year Ended December 31,
	2004	2003	2002
Beginning balance	$228,021	$331,059	$324,249
Payments and other settlements	—	(41,071)	(198,174)
Accruals, net of changes in estimate of liability	(153,021)	(61,967)	204,984
Ending balance	$75,000	$228,021	$331,059

EDEN BIOSCIENCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8.	Commitments and Contingencies

Leases

The Company has entered into non-cancelable lease agreements involving equipment and facilities through the year 2011. Future minimum rental payments under capital lease obligations and operating leases, as well as sublease rental receipts to be received under the non-cancelable subleases described below, as of December 31, 2004 are as follows:

	Capital	Operating	Sublease Rental Receipts
2005	$12,145	$1,867,758	$873,960
2006	769	1,809,464	873,960
2007	—	1,431,480	922,032
2008	—	1,480,195	—
2009	—	1,548,396	—
2010 and later	—	1,677,429	—
Total minimum lease payments	12,914	$9,814,722	$2,669,952
Less amount representing interest	(581)
Present value of net minimum lease payments	12,333
Less current portion	(11,572)
Capital lease obligation, net of current portion	$761

Rental expense was as follows:

	Year Ended December 31,
	2004	2003	2002
Minimum rentals	$1,921,310	$1,912,104	$2,237,223
Payment of accrued loss on facility subleases	(525,120)	(376,144)	—
Less sublease rental income	(448,820)	(358,117)	(259,702)
Net rental expense	$947,370	$1,177,843	$1,977,521

In January 2001, the Company entered into a ten-year lease agreement, with two five-year extension options to be exercised at the Company’s discretion, for 63,200 square feet of office space located near its manufacturing facility in Bothell, Washington. Rent payments increase by approximately eight percent every 30 months over the term of the lease. Total rent is expensed on a straight-line basis over the lease term. A liability for rent expense in excess of rent payments is included in other long-term liabilities and totaled approximately $550,000 at December 31, 2004 and $499,000 at December 31, 2003. In the first half of 2001, the Company converted approximately 22,600 square feet of this building into laboratory facilities and made other improvements at a cost of approximately $9.1 million.

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

EDEN BIOSCIENCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In April 2003, the Company subleased to another company approximately 7,300 square feet of office space. The sublease agreement has a term of five years. Due to declines in the real estate market, the rent the Company will pay on the subleased space exceeds the rent to be collected under the sublease. As a result, the Company recorded a loss on the sublease in 2003 of approximately $366,000. This subtenant was not in compliance with the sublease agreement at September 30, 2004 and the agreement was terminated in October 2004. As a result, the Company recorded an additional loss of approximately $202,000 in 2004 based upon an estimate of the time needed to re-sublease the space and expected future rents to be collected.

Legal Proceedings

The Company is subject to various claims and legal actions that arise in the ordinary course of business and believes that the ultimate liability, if any, with respect to these claims and legal actions will not have a material effect on its consolidated financial statements.

9.	Major Customers

Net product sales to the following distributors accounted for more than ten percent of net revenues for the periods indicated:

	Year Ended December 31,
	2004	2003	2002
Customer A	$175,000	$—	$—
Customer B	159,000	363,000	—
Customer C	146,000	—	—
Customer D	—	182,000	**
Customer E	**	168,000	**
Customer F	—	—	193,000
Customer G	**	**	214,000

__________

** Less than ten percent.

10.	Restructuring Charges and Other Costs

The Company recorded restructuring costs for severance and other costs associated with separate workforce reductions that occurred during 2003 and 2002. These costs are recorded in the consolidated statements of operations as components of research and development expense or selling, general and administrative expense, depending upon the classification of the affected employees. The following table summarizes changes to the Company’s restructuring liability during the years ended December 31, 2003 and 2002:

	Total Charges	Non-Cash Charges	Cash Payments	Liability at End of Year
2003	$160,082	$—	$216,616	$—
2002	534,769	—	478,235	56,534

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

Initial measurement of obligation	$129,093
Accretion expense for periods prior to January 1, 2003	34,821
Accretion expense in 2003	21,156
Accretion expense in 2004	25,015
Balance at December 31, 2004	$210,085

Pro forma net loss for the year ended December 31, 2002, assuming retroactive application of SFAS No. 143, would be as follows:

Year Ended December 31, 2002
Net loss, as reported	$(23,505,567)
Accretion and depreciation expense	(32,792)
Pro forma net loss, assuming retroactive application of SFAS No. 143	$(23,538,359)

The pro forma balance of the asset retirement obligation liability, assuming that SFAS No. 143 had been adopted prior to the year ended December 31, 2002 (the earliest period presented), would be $163,913 at December 31, 2002.

EDEN BIOSCIENCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13.	Income Taxes

The Company did not record an income tax benefit for any of the periods presented because it has experienced operating losses since inception. The Company’s total U.S. tax net operating loss carryforwards were approximately $101.5 million at December 31, 2004 and expire between 2009 and 2024. The Company’s total foreign tax net operating loss carryforwards were approximately $9.1 million at December 31, 2004 and expire between 2006 and 2009. The Company’s total general business credit carryforwards were approximately $1.3 million at December 31, 2004 and expire between 2013 and 2024. The significant components of the deferred tax asset were as follows:

	2004	2003
Net operating loss carryforwards	$40,095,000	$35,772,000
Depreciation and amortization	(2,467,000)	(1,829,000)
General business credit carryforwards	1,345,000	1,277,000
Accrued loss on facility subleases	963,000	1,077,000
Other	317,000	554,000
Deferred tax asset	40,253,000	36,851,000
Deferred tax asset valuation allowance	(40,253,000)	(36,851,000)
Net deferred tax asset	$—	$—

The valuation allowance on deferred tax assets increased by $3.4 million during 2004 and $4.1 million during 2003. Pursuant to Section 382 of the Internal Revenue Code, annual use of the Company’s net operating loss and credit carryforwards may be limited in the event of a cumulative change in ownership of more than 50%. These Section 382 limitations and other limitations under state and foreign tax laws could result in a portion of the Company’s net operating losses never being utilized. The difference between the statutory tax rate of 35% and the tax benefit of zero recorded by the Company is due to the Company’s full valuation allowance against net deferred tax assets.

14.	Quarterly Financial Data (Unaudited)

The following table summarizes selected unaudited quarterly financial data for each quarter of the years ended December 31, 2004 and 2003.

	Three Months Ended
	March 31	June 30	September 30	December 31
Fiscal year 2004:
Net revenues	$213,401	$289,937	$368,383	$168,021
Loss from operations	(2,397,603)	(2,041,706)	(1,996,600)	(2,672,097)
Net loss	(2,346,399)	(1,995,581)	(1,937,799)	(2,606,473)
Basic and diluted net loss per share	(0.10)	(0.08)	(0.08)	(0.11)
Common stock trading range:
High	$1.95	$1.66	$0.90	$1.25
Low	1.30	0.65	0.37	0.43
Fiscal year 2003:
Net revenues	$846,860	$548,664	$102,533	$274,040
Loss from operations	(2,913,986)	(3,372,594)	(2,594,537)	(2,545,122)
Net loss	(2,887,804)	(3,297,556)	(2,533,519)	(2,489,710)
Basic and diluted net loss per share	(0.12)	(0.14)	(0.10)	(0.10)
Common stock trading range:
High	$1.71	$2.25	$2.01	$2.00
Low	0.80	1.09	1.20	0.91

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

Under the supervision and with the participation of management, including our President and Chief Executive Officer and our Chief Financial Officer, we have carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of the end of the fiscal year covered by this report. Based on that evaluation, our President and Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures are effective as of the end of such year. There have been no changes in our internal control over financial reporting during the fourth quarter of 2004 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors and Executive Officers of the Registrant.

The information required by this item is incorporated by reference from the sections captioned “Board of Directors and Corporate Governance” and “Section 16(a) Beneficial Ownership Reporting Compliance” contained in our proxy statement for the 2005 annual meeting of shareholders, to be filed with the Commission pursuant to Regulation 14A not later than 120 days after December 31, 2004.

Item 11.	Executive Compensation.

The information required by this item is incorporated by reference from the sections captioned “Executive Compensation” and “Board of Directors and Corporate Governance — Board of Director Compensation” contained in our proxy statement for the 2005 annual meeting of shareholders, to be filed with the Commission pursuant to Regulation 14A not later than 120 days after December 31, 2004.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this item is incorporated by reference from the section captioned “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters — Equity Compensation Plan Information” contained in our proxy statement for the 2005 annual meeting of shareholders, to be filed with the Commission pursuant to Regulation 14A not later than 120 days after December 31, 2004.

Item 13.	Certain Relationships and Related Transactions.

None.

Item 14.	Principal Accountant Fees and Services.

The information required by this item is incorporated by reference from the section captioned “Independent Auditors” contained in our proxy statement for the 2005 annual meeting of shareholders, to be filed with the Commission pursuant to Regulation 14A not later than 120 days after December 31, 2004.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

The following documents are being filed as part of this annual report on Form 10-K.

(a)	Financial Statements.

(b)	Exhibits.

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
10.3**
1995 Combined Incentive and Nonqualified Stock Option Plan (incorporated by reference to Exhibit 10.3 to Eden Bioscience’s Registration Statement on Form S-1, as amended (Commission File No. 333-41028), initially filed with the SEC on July 7, 2000).

10.4**
2000 Stock Incentive Plan (incorporated by reference to Exhibit 10.4 to Eden Bioscience’s Registration Statement on Form S-1, as amended (Commission File No. 333-41028), initially filed with the SEC on July 7, 2000).

10.5**
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

10.7**
Employment Agreement, dated August 16, 2000, between the Registrant and Zhongmin Wei (incorporated by reference to Exhibit 10.8 to Eden Bioscience’s Registration Statement on
Form S-1, as amended (Commission File No. 333-41028), initially filed with the SEC on July 7, 2000).

10.8**
Change of Control Agreement, dated August 16, 2000, between the Registrant and Bradley S. Powell (incorporated by reference to Exhibit 10.10 to Eden Bioscience’s Registration Statement on Form S-1, as amended (Commission File No. 333-41028), initially filed with the SEC on July 7, 2000).

10.9**
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

10.11**
Letter agreement, dated January 28, 2002, between the Registrant and Bradley S. Powell (incorporated by reference to Exhibit 10.15 to Eden Bioscience’s Annual Report on Form 10-K (Commission File No. 0-31499), filed with the SEC on March 29, 2002).

10.12	Sublease, dated December 31, 2002, between the Registrant and CEPTYR, Inc., a Delaware corporation.
10.13**
Amendments to Zhongmin Wei’s Employment Agreement Dated August 16, 2000 (incorporated by reference to Exhibit 10.1 to Eden Bioscience’s Quarterly Report on Form 10-Q (Commission File No. 0-31499), filed with the SEC on August 6, 2003).

21.1	Subsidiaries of the Registrant (incorporated by reference to Exhibit 21.1 to Eden Bioscience’s Annual Report on Form 10-K (Commission File No. 0-31499), filed with the SEC on March 29, 2002).
23.1*	Consent of Independent Registered Public Accounting Firm.
31.1*	Rule 13a-14(a) Certification (Chief Executive Officer).
31.2*	Rule 13a-14(a) Certification (Chief Financial Officer).
32.1*	Section 1350 Certification (Chief Executive Officer).
32.2*	Section 1350 Certification (Chief Financial Officer).

*	Filed herewith.

**	Management contract or compensatory plan.

†	In accordance with Rule 202 of Regulation S-T; portions of the exhibit have been filed in paper pursuant to a continuing hardship exemption. Confidential treatment has been granted with respect to portions of this exhibit.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Bothell, State of Washington, on March 25, 2005.

EDEN BIOSCIENCE CORPORATION

By:	/s/ Rhett R. Atkins Rhett R. Atkins, President, Chief Executive Officer and Director

By:	/s/ Bradley S. Powell Bradley S. Powell, Vice President of Finance, Chief Financial Officer and Secretary

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities indicated below on March 25, 2005.

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