Form 10-Q
period 2005-03-31
EDEN BIOSCIENCE CORP
filed 2005-05-11
CIK 930095

UNITED STATES SECURITIES AND
EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended March 31, 2005

or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from ________ to ________

Commission File Number 0-31499

Eden Bioscience Corporation
(Exact name of registrant as specified in its charter)

Washington	91-1649604
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

3830 Monte Villa Parkway, Suite 100
Bothell, Washington 98021-7266
(Address of principal executive offices, including zip code)

(425) 806-7300
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). Yes ☐ No ☑

State the number of shares outstanding of each of the registrant’s classes of common equity, as of the latest practicable date:

Class	Outstanding as of May 12, 2005
Common Stock, $.0025 Par Value	24,395,870

Eden Bioscience Corporation

Table of Contents

Part I.	Financial Information

Item 1.	Unaudited Financial Statements

Condensed Consolidated Balance Sheets as of March 31, 2005 and
December 31, 2004

Condensed Consolidated Statements of Operations for the Three Months
Ended March 31, 2005 and 2004

Condensed Consolidated Statements of Cash Flows for the Three Months
Ended March 31, 2005 and 2004

Notes to Unaudited Condensed Consolidated Financial Statements

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Factors That May Affect Our Business, Future Operating Results and Financial Condition

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Item 4.	Controls and Procedures

Part II.	Other Information

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Item 6.	Exhibits

Signatures

31.1	Rule 13a-14(a) Certification (Chief Executive Officer).
31.2	Rule 13a-14(a) Certification (Chief Financial Officer).
32.1	Section 1350 Certification (Chief Executive Officer).
32.2	Section 1350 Certification (Chief Financial Officer).

PART I — FINANCIAL INFORMATION

Item 1. Unaudited Financial Statements

EDEN BIOSCIENCE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

ASSETS
	March 31, 2005	December 31, 2004

Current assets:
Cash and cash equivalents	$9,934,817	$11,860,385
Accounts receivable, net of sales allowances	732,301	39,946
Inventory	3,733,963	3,487,586
Prepaid expenses and other current assets	585,900	498,670

Total current assets	14,986,981	15,886,587
Property and equipment, net	13,070,147	13,887,573
Other assets	1,568,674	1,561,902

Total assets	$29,625,802	$31,336,062

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$354,040	$190,648
Accrued liabilities	1,135,364	1,206,411
Current portion of accrued loss on facility subleases	511,329	507,748
Current portion of capital lease obligations	8,409	11,572

Total current liabilities	2,009,142	1,916,379
Accrued loss on facility subleases, net of current portion	1,908,407	2,037,613
Capital lease obligations, net of current portion	–	761
Other long-term liabilities	791,307	771,934

Total liabilities	4,708,856	4,726,687

Commitments and contingencies

Shareholders’ equity:
Preferred stock, $.01 par value, 10,000,000 shares authorized; no shares
issued and outstanding at March 31, 2005 and December 31, 2004	–	–
Common stock, $.0025 par value, 100,000,000 shares authorized;
24,381,870 issued and outstanding shares at March 31, 2005 and
December 31, 2004	60,955	60,955
Additional paid-in capital	132,535,982	132,535,982
Accumulated other comprehensive loss	(43,276)	(37,675)
Accumulated deficit	(107,636,715)	(105,949,887)

Total shareholders’ equity	24,916,946	26,609,375

Total liabilities and shareholders’ equity	$29,625,802	$31,336,062

The accompanying notes are an integral part of these statements.

EDEN BIOSCIENCE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended March 31,

	2005	2004

Product sales, net of sales allowances	$1,154,486	$213,401
Operating expenses:
Cost of goods sold	528,317	657,997
Research and development	926,317	676,309
Selling, general and administrative	1,454,704	1,276,698

Total operating expenses	2,909,338	2,611,004

Loss from operations	(1,754,852)	(2,397,603)

Other income (expense):
Interest income	68,305	51,923
Interest expense	(281)	(719)

Total other income	68,024	51,204

Loss before income taxes	(1,686,828)	(2,346,399)
Income taxes	–	–

Net loss	$(1,686,828)	$(2,346,399)

Basic and diluted net loss per share	$(0.07)	$(0.10)

Weighted average shares outstanding used to compute net loss per share	24,381,870	24,361,990

The accompanying notes are an integral part of these statements.

EDEN BIOSCIENCE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,

	2005	2004

Cash flows from operating activities:
Net loss	$(1,686,828)	$(2,346,399)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	610,444	528,818
Gain on sale of equipment	(16,410)	–
Accretion expense	6,734	5,977
Deferred rent payable	12,639	12,639
Changes in assets and liabilities:
Accounts receivable	(693,173)	(104,620)
Inventory	(81,759)	(55,649)
Prepaid expenses and other assets	(94,741)	37,619
Accounts payable	163,514	160,188
Accrued liabilities	(60,842)	(200,767)
Accrued loss on facility subleases	(125,625)	(128,709)

Net cash used in operating activities	(1,966,047)	(2,090,903)

Cash flows from investing activities:
Proceeds from sale of equipment	50,000	–

Net cash provided by investing activities	50,000	–

Cash flows from financing activities:
Reduction in capital lease obligations	(3,924)	(6,070)

Net cash used in financing activities	(3,924)	(6,070)

Effect of foreign currency exchange rates on cash and cash equivalents .	(5,597)	128

Net decrease in cash and cash equivalents	(1,925,568)	(2,096,845)
Cash and cash equivalents at beginning of period	11,860,385	19,823,339

Cash and cash equivalents at end of period	$9,934,817	$17,726,494

Supplemental disclosures:
Cash paid for interest	$281	$719

The accompanying notes are an integral part of these statements.

EDEN BIOSCIENCE CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Organization and Summary of Significant Accounting Policies

Organization and Business

     Eden Bioscience Corporation (“Eden Bioscience” or the “Company”) was incorporated in the State of Washington on July 18, 1994. Eden Bioscience is a plant health technology company focused on developing, manufacturing and marketing innovative natural-based protein products for agriculture.

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

Basis of Presentation

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and pursuant to the instructions to Form 10-Q. Accordingly, they do not include all of the information and notes required by U.S. generally accepted accounting principles for complete financial statements. The balance sheet at December 31, 2004 has been derived from the audited financial statements at that date but does not include all of the information and notes required by U.S. generally accepted accounting principles for complete financial statements. These financial statements and notes should be read in conjunction with the financial statements and notes as of and for the year ended December 31, 2004 included in the Company’s Annual Report on Form 10-K, which was filed with the Securities and Exchange Commission on March 25, 2005.

     In the opinion of management, the unaudited condensed consolidated financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to state fairly the financial information set forth therein. Results of operations for the three months ended March 31, 2005 are not necessarily indicative of the results expected for the full fiscal year or for any future period.

Liquidity

     The Company’s operating expenditures have been significant since its inception. The Company currently anticipates that its operating expenses will significantly exceed net product sales and that net losses and working capital requirements will consume a material amount of its cash resources. If net product sales do not significantly increase in the near term, the Company will have to further reduce its operating expenses. The Company’s future capital requirements will depend on the success of its operations. Management of the Company believes that the balance of its cash and cash equivalents at March 31, 2005 will be sufficient to meet its anticipated cash needs for net losses, working capital and capital expenditures for more than the next 12 months, although there can be no assurance in that regard. After the next 12 months, if net product sales do not significantly increase, the Company will have to further reduce operating expenses or secure additional financing. The Company may be unable to obtain adequate or favorable financing at that time or at all and may cease operations. The sale of additional equity securities could result in dilution to the Company’s shareholders.

Estimates Used in Financial Statement Preparation

     The preparation of financial statements in conformity with generally accepted accounting principles in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Examples include depreciable lives of property and equipment; expense accruals; provisions for sales allowances, warranty claims and inventory valuation; cash flow projections used in evaluating whether asset impairment loss is recorded; losses on facility subleases and bad debts. Such estimates and assumptions are based on historical experience, where applicable, management’s plans and other assumptions. Estimates and assumptions are reviewed periodically and the effects of revisions are reflected in the consolidated financial statements prospectively when they are determined to be necessary. Actual results could differ from these estimates.

EDEN BIOSCIENCE CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Accounts Receivable

     Accounts receivable balances are reported net of customer-specific related sales allowances of $286,000 at March 31, 2005 and $11,000 at December 31, 2004. In determining the adequacy of the allowance for doubtful accounts, the Company considers a number of factors, including the aging of the accounts receivable portfolio, customer payment trends, the financial condition of its customers, historical bad debts and current economic trends. Based upon an analysis of outstanding net accounts receivable, no allowance for doubtful accounts was recorded at March 31, 2005 or December 31, 2004.

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

     In October 2004, the Company began marketing lab and office space it currently occupies and estimates it will sublease substantially all of this space by the end of 2005. Based on the current sublease market, the Company believes that a portion of the leasehold improvements and certain equipment related to the lab space will not be recovered from the receipt of future sublease payments. Therefore, the estimated useful life of a portion of leasehold improvements and certain equipment related to this lab space has been reduced from January 2011, the end of the lease term, to December 31, 2005. In the first quarter of 2005, amortization and depreciation of $355,000 was included in research and development expense in the condensed consolidated statements of operations and amortization and depreciation of $1.1 million is expected to be recorded over the remainder of 2005.

Revenues

     The Company recognizes revenue from product sales, net of sales allowances, when product is delivered to its distributors and all significant obligations of the Company have been satisfied, unless acceptance provisions or other contingencies or arrangements exist, including whether collection is reasonably assured. If acceptance provisions or contingencies exist, revenue is deferred and recognized later if such provisions or contingencies are satisfied. As part of the analysis of whether all significant obligations of the Company have been satisfied or situations where acceptance provisions or other contingencies or arrangements exist, the Company considers the following elements, among others: sales terms and arrangements, historical experience and current incentive programs. Distributors do not have price protection or product-return rights. The Company provides an allowance for warranty claims based on historical experience and expectations. Shipping and handling costs related to product sales that are paid by the Company are included in cost of goods sold.

     In February 2004, the Company received approval to sell Messenger in Spain. The Company initiated marketing activities in March 2005, but the approval was not received in time to pre-position product in the trade channel to meet initial sales activity. In order to ensure that an adequate supply of Messenger was quickly disbursed in the new distribution channel and to limit the amount of working capital required by new distributors at this early stage of introduction, the Company granted flexible and/or extended payment terms to distributors in this new market. Because of this combination of factors, revenues from these product deliveries are deferred and recognized when payment is received. The Company recognized net revenue of $259,000 from these deliveries when payment was received in the quarter ended March 31, 2005 and zero in the quarter ended March 31, 2004. Gross revenues of $435,000 and cost of goods sold of $117,000 were deferred at March 31, 2005 and will be recognized when payment is received.

     Sales allowances represent allowances granted to independent distributors for sales and marketing support, product warehousing and delivery and information exchange and are estimated based on the terms of the distribution arrangements currently in place. Sales allowances are accrued when the related product sales are recognized and are paid in accordance with the terms of the then-current distributor program arrangement. Distributor program arrangements expire annually, generally on December 31.

EDEN BIOSCIENCE CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

     Gross product sales and sales allowances are as follows:

	Three Months Ended March 31,

	2005	2004

Gross product sales	$1,365,217	$132,158
Sales allowances	(302,102)	(13,994)
Reduction of previously recorded sales allowance liabilities	91,371	95,237

Product sales, net of sales allowances	$1,154,486	$213,401

Net product sales by geographical region were:

	Three Months Ended March 31,

	2005	2004

United States	$895,362	$213,401
Spain	210,074	–
Other regions	49,050	–

Product sales, net of sales allowances	$1,154,486	$213,401

Incentives

     The Company sometimes offers sales incentives, often in the form of free product, to distributors and other customers. Costs associated with such incentives are recognized as costs of sales in the later of the period in which (a) the associated revenue is recognized by the Company or (b) the sales incentive is offered to the customer.

     In September 2003, with the cooperation of its distributors, the Company instituted a “buy one, get one free” promotion at the grower level that ran through the end of 2003. Near the end of 2003, the Company announced a reduction of approximately 50% in the price of Messenger and introduced Messenger STS, an improved formulation in January 2004 at this lower price point. At the same time, the Company announced to distributors that it planned to send them additional products at no charge in order to reduce the average cost of their existing inventories of Messenger. In the first quarter of 2004, the Company delivered approximately 202,000 ounces of Messenger products at no charge to distributors.

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

	Three Months Ended March 31,

	2005	2004

Net loss, as reported	$(1,686,828)	$(2,346,399)
Deduct: Total stock-based employee compensation expense
under fair value based method	(173,528)	(154,337)

Pro forma net loss	$(1,860,356)	$(2,500,736)

Loss per share:
Basic and diluted - as reported	$(0.07)	$(0.10)

Basic and diluted - pro forma	$(0.08)	$(0.10)

EDEN BIOSCIENCE CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Net Loss per Share

     Basic net loss per share is the net loss divided by the average number of shares outstanding during the period. Diluted net loss per share is the net loss divided by the sum of the average number of shares outstanding during the period plus the additional shares that would have been issued had all dilutive warrants and options been exercised, less shares that would be repurchased with the proceeds from such exercise using the treasury stock method. The effect of including outstanding options and warrants is antidilutive for all periods presented. Therefore, options and warrants have been excluded from the calculation of diluted net loss per share. Shares issuable pursuant to stock options and warrants that have not been included in the above calculations because they are antidilutive totaled 2,754,499 and 2,756,091 as of March 31, 2005 and 2004, respectively.

2. Stock Options and Warrants

     The following table summarizes stock option activity since December 31, 2004:

Number of Options

Balance at December 31, 2004	2,620,578
Options granted	10,000
Options cancelled	(76,079)

Balance at March 31, 2005	2,554,499

     As of March 31, 2005, the Company had warrants outstanding to purchase 200,000 shares of its common stock at $15.00 per share. The warrants are currently exercisable and expire in August 2005. No warrants to purchase shares of the Company’s common stock were issued during the three-month period ended March 31, 2005.

3. Inventory

     Inventory, at average cost, consists of the following:

	March 31, 2005	December 31, 2004

Raw materials	$565,903	$579,385
Bulk inventory and work in progress	2,089,911	1,906,681
Finished goods	1,078,149	1,001,520

Total inventory	$3,733,963	$3,487,586

4. Property and Equipment

     Property and equipment, at cost, consists of the following:

	March 31, 2005	December 31, 2004

Equipment	$12,359,408	$12,460,206
Equipment under capital leases	66,646	66,646
Leasehold improvements	10,817,391	10,817,391

Total property and equipment	23,243,445	23,344,243
Less accumulated depreciation and amortization	(10,173,298)	(9,456,670)

Net property and equipment	$13,070,147	$13,887,573

     The Company recorded depreciation and amortization of $610,444 and $528,818 for the three months ended March 31, 2005 and 2004, respectively.

EDEN BIOSCIENCE CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5. Accrued Liabilities

     Accrued liabilities consist of the following:

	March 31, 2005	December 31, 2004

Compensation and benefits	$315,108	$307,313
Research and development field trial expenses	201,054	256,873
Facility costs	235,179	232,097
Promotions	69,362	95,415
Sales allowances	14,853	84,769
Warranty	75,000	75,000
Other	224,808	154,944

Total accrued liabilities	$1,135,364	$1,206,411

6. Warranty Liability

     The warranty accrual percentage, which has ranged between zero and five percent, is reviewed periodically and adjusted as necessary, based on historical experience, the results of product quality testing and future expectations. There were no changes to the Company’s warranty liability during the three months ended March 31, 2005.

7. Major Customers

     Net product sales to the following distributors accounted for more than ten percent of net revenues for the periods indicated:

	Three Months Ended March 31,
	2005	2004

Customer A	$213,000	$–
Customer B	167,000	–
Customer C	117,000	–
Customer D	**	43,000
Customer E	**	29,000
Customer F	**	13,000

          ** Less than ten percent.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     This discussion and analysis should be read in conjunction with our unaudited condensed consolidated financial statements and accompanying notes thereto included in this report and with our 2004 audited financial statements and notes thereto included in our Annual Report on Form 10-K, which was filed with the Securities and Exchange Commission on March 25, 2005.

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

Overview

     We are a plant health technology company focused on developing, manufacturing and marketing innovative products for agriculture using our natural-based protein harpin technology. We have a fundamentally new, patented and proprietary technology that we believe enhances plant health and improves overall crop production and quality. We believe our technology provides growers with valuable benefits by increasing crop yields, quality and shelf-life; by improving the plant’s ability to suppress certain diseases and other environmental stresses; and by enhancing the uptake of nutrients.

     We have incurred significant operating losses since inception. At March 31, 2005, we had an accumulated deficit of $107.6 million. We incurred net losses of $1.7 million and $2.3 million for the quarters ended March 31, 2005 and 2004, respectively, and annual losses of $8.9 million in 2004, $11.2 million in 2003 and $23.5 million in 2002. We expect to incur significant additional net losses as we proceed with the commercialization of our current products and the development of new products and technologies.

Results of Operations

Three Months Ended March 31, 2005 and 2004

Revenues

     We generated our first product sales revenue in August 2000. Product sales revenue to date has resulted primarily from sales of Messenger, our initial product, and Messenger STS, an improved formulation of Messenger introduced in January 2004, as well as N-Hibit™, ProAct™, MightyPlant™ and other related products (hereafter referred to collectively as “Harp-N-Tek™ products”) primarily to distributors in the United States and Spain. Revenues from product sales are recognized when (a) the product is delivered to independent distributors, (b) we have satisfied all of our significant obligations and (c) any acceptance provisions or other contingencies or arrangements have been satisfied, including whether collection is reasonably assured. As part of the analysis of whether all of our significant obligations have been satisfied or situations where acceptance provisions or other contingencies or arrangements exist, we consider the following elements, among others: sales terms and arrangements, historical experience and current incentive programs. Our distributor arrangements provide no price protection or product-return rights. Product sales revenue is reported net of applicable sales allowances, as follows:

	Three Months Ended March 31,

	2005	2004

Gross product sales	$1,365,217	$132,158
Sales allowances	(302,102)	(13,994)
Reduction of previously recorded sales allowance liabilities	91,371	95,237

Product sales, net of sales allowances	$1,154,486	$213,401

     Gross product sales revenue for the first quarter of 2005 was $1,365,000, an increase of $1,233,000 from $132,000 in the same quarter of 2004. The increase is a result of sales of Messenger in foreign markets, sales growth in the home and garden market and sales of our new Harp-N-Tek products – N-Hibit, ProAct and MightyPlant. Sales of new products produced over 50% of total revenue in the quarter ended March 31, 2005. Sales in the quarters ended March 31, 2004 were negatively impacted by high levels of inventory in the channel and free product provided under the price reduction program. Sales in the first quarter of 2005 were made primarily to 30 distributors, three of which accounted for an aggregate of 43% of net product sales revenue. Sales in the first quarter of 2004 were made primarily to 13 distributors, three of which accounted for an aggregate of 40% of net product sales revenue. We expect sales in the second quarter of 2005 to exceed sales in the first quarter of 2005.

     Net product sales to foreign customers totaled $259,000 and zero in the three months ended March 31, 2005 and 2004, respectively, and were made primarily to distributors in Europe. In February 2004, we received approval to sell Messenger in Spain. We initiated marketing activities in March 2005, but the approval was not received in time to meet initial sales activity. In order to ensure that an adequate supply of Messenger was quickly disbursed in the new distribution channel and to limit the amount of working capital required by our new distributors at this early stage of introduction, we granted flexible and/or extended payment terms to distributors in this new market. Because of this combination of factors, revenue from these product deliveries was deferred and will be recognized when payment is received. We recognized net revenue of $259,000 from these deliveries when payment was received in the quarter ended March 31, 2005 and zero in the quarter ended March 31, 2004. Gross revenues of $435,000 and cost of goods sold of $117,000 were deferred at March 31, 2005 and will be recognized when payment is received.

     Net sales of Messenger to consumers in the home and garden market in the United States totaled $183,000 and $82,000 in the three months ended March 31, 2005 and 2004, respectively. We expect sales of our home and garden products to continue to increase in the second quarter of 2005.

     In December 2003, we announced a reduction of approximately 50% in the price of Messenger and determined that Messenger STS would sell for approximately the same price as Messenger. We also announced to distributors that we planned to send them approximately 550,000 ounces of Messenger STS at no charge in order to reduce the average cost of their existing inventories of Messenger. In the first quarter of 2004, we delivered approximately 202,000 ounces of free Messenger STS. This free product substantially increased channel inventory and negatively affected our Messenger STS sales to distributors. We do not expect distributors that hold significant inventories of Messenger STS to place additional orders until their current inventories are reduced.

     Due to the growing seasons of our targeted crops and our current portfolio of Harp-N-Tek products, we expect grower usage of Harp-N-Tek products to be highly seasonal. Based on the recommended application timing in our targeted crops and information received from our distributors, we expect the second quarter to be the most significant period of use. Our product sales to distributors are also expected to be seasonal. However, actual timing of orders received from distributors will depend on many factors, including the amount of Harp-N-Tek products in distributors’ inventories.

Sales Allowances

     Sales allowances represent allowances granted to independent distributors for sales and marketing support, product warehousing and delivery and information exchange and are estimated based on the terms of the distribution arrangements. Sales allowances are accrued when the related product sales revenue is recognized and are paid in accordance with the terms of the then-current distributor program arrangement. Distributor program arrangements expire annually, generally on December 31.

     Sales allowances for the quarters ended March 31, 2005 and 2004 include the reduction by $91,000 and $95,000, respectively, of sales allowance recognized in prior quarters that will not be paid because actual amounts earned by distributors were less than amounts previously estimated. Excluding these sales allowance reductions, sales allowances during the quarter ended March 31, 2005 totaled $302,000 (22% of gross product sales) compared to $14,000 (11% of gross product sales) in the comparable quarter of 2004. We expect 2005 sales allowances to average approximately 15-20% of total gross product sales based on current product specific distributor programs.

Cost of Goods Sold

Cost of goods sold consists primarily of the cost of products sold to distributors, idle capacity charges and the cost of products used for promotional purposes. Cost of goods sold was $528,000 in the first quarter of 2005, compared to $658,000 in the first quarter of 2004. An increase in cost of products sold related to higher sales volumes in 2005 was offset by a reduction in idle capacity charges resulting from additional manufacturing activities in 2005 and the write-off in 2004 of Messenger labels that were not used due to the introduction of Messenger STS.

Research and Development Expenses

     Research and development expenses consist primarily of personnel, field trial, laboratory, regulatory, patent and facility expenses. Research and development expenses increased $250,000 (37%) from $676,000 in the first quarter of 2004 to $926,000 in the same quarter of this year. This increase was primarily due to an increase in depreciation and amortization expense that resulted from reducing the estimated useful life of leasehold improvements and certain equipment at our research facility. We are pursuing additional tenants to sublease lab and office space at our research and administrative building and we expect to complete this by December 2005.

Selling, General and Administrative Expenses

     Selling, general and administrative expenses consist of payroll and related expenses for sales and marketing, executive and administrative personnel; advertising, marketing and professional fees; and other corporate expenses. Selling, general and administrative expenses increased $178,000 (14%) from $1.3 million in the first quarter of 2004 to $1.5 million in the same quarter of 2005. This increase resulted primarily from additional spending on advertising and marketing costs for the home and garden market and for the introduction of our new products.

Interest Income

     Interest income consists of earnings on our cash and cash equivalents. Interest income increased $16,000 from $52,000 in the first quarter of 2004 to $68,000 in the same quarter of this year. The change was due to higher interest rates in 2005 offset by significantly lower average cash balances available for investment in the quarter ended March 31, 2005 compared to the same quarter in 2004.

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

Liquidity and Capital Resources

     Our operating expenditures have been significant since our inception. We currently anticipate that our operating expenses will significantly exceed net product sales and that net losses and working capital requirements will consume a material amount of our cash resources. If net product sales do not significantly increase in the near term, we will have to further reduce our operating expenses. Our future capital requirements will depend on the success of our operations. We believe that the balance of our cash and cash equivalents at March 31, 2005 will be sufficient to meet our anticipated cash needs for net losses, working capital and capital expenditures for more than the next 12 months, although there can be no assurance in that regard. After the next 12 months, if net product sales do not significantly increase, we will have to further reduce operating expenses or secure additional financing. We may be unable to obtain adequate or favorable financing at that time or at all and may be required to cease operations. In this regard, in April 2005, we received a delisting warning letter from the Nasdaq Stock Market notifying us that the closing price per share for our common stock was below the $1.00 minimum bid price for 30 consecutive trading days and that, as a result, we no longer meet Nasdaq's continued listing criteria. Nasdaq provided us with 180 calendar days, or until October 3, 2005, to regain compliance. To regain compliance with the minimum bid price requirement, the closing bid price of our common stock must remain above $1.00 for a minimum of ten consecutive trading days. If we do not regain compliance by October 3, 2005, which, as of the date of this report, we have been unable to do, and are not eligible to transfer our common stock to The Nasdaq SmallCap Market and qualify for an additional 180-day compliance period, our common stock will be delisted from The Nasdaq National Market. Nasdaq delisting could make it more difficult for us to raise capital. The sale of additional equity securities could result in dilution to our shareholders.

     At March 31, 2005, our cash and cash equivalents totaled $9.9 million, a decrease of $2.0 million from the balance of $11.9 million at December 31, 2004. Prior to October 2000, we financed our operations primarily through the private sale of our equity securities, resulting in net proceeds of approximately $36.5 million through September 30, 2000. In October 2000, we received approximately $91.5 million in net proceeds from the initial public offering of 6,670,000 shares of our common stock. To a lesser extent, we have financed our equipment purchases through lease financings.

     Net cash used in operations decreased $125,000 from $2.1 million in the first three months of 2004 to just under $2 million in the same period of 2005. Net cash used in operations in the first three months of 2005 resulted primarily from a net loss of $1.7 million, which includes depreciation and amortization expense of $610,000, and fluctuations in various asset and liability balances totaling $893,000. We expect that net cash used in operations will continue to be significant.

     We conduct our operations in two primary functional currencies: the U.S. dollar and the euro. Historically, neither fluctuations in foreign exchange rates nor changes in foreign economic conditions have had a significant impact on our financial condition or results of operations. We currently do not hedge our foreign currency exposures and are, therefore, subject to the risk of exchange rate fluctuations. We may invoice our international customers in U.S. dollars and euros, as the case may be. We are exposed to foreign exchange rate fluctuations as the financial results of foreign subsidiaries are translated into U.S. dollars in consolidation. Foreign exchange rate fluctuations did not have a material impact on our financial statements in the three months ended March 31, 2005 or 2004.

Critical Accounting Policies, Estimates and Judgments

     Our critical accounting policies are more fully described in Note 1 to our consolidated financial statements included in our most recent Annual Report on Form 10-K, which was filed with the Securities and Exchange Commission on March 25, 2005. Certain of our accounting policies require the application of significant judgment by management in selecting the appropriate assumptions for calculating financial estimates. By their nature, these judgments are subject to an inherent degree of uncertainty. These judgments are based on historical experience, terms of existing contracts, commonly accepted industry practices, information provided by our customers and other assumptions that we believe are reasonable under the circumstances. Our estimates and assumptions are reviewed periodically and the effects of revisions are reflected in the consolidated financial statements in the period in which they are determined to be necessary. Actual results may differ from these estimates under different assumptions or conditions. Our critical accounting policies and estimates include:

Revenue Recognition

     We sell the majority of our products to independent, third-party distributors. Our arrangements with those distributors provide no price protection or product-return rights. We recognize revenue from product sales, net of sales allowances, when product is delivered to our distributors and all of our significant obligations have been satisfied, unless acceptance provisions or other contingencies or arrangements exist, including whether collection is reasonably assured. If acceptance provisions or contingencies exist, revenue is recognized after such provisions or contingencies have been satisfied. As part of the analysis of whether all of our significant obligations have been satisfied or situations where acceptance provisions or other contingencies or arrangements exist, we consider the following elements, among others: sales terms and arrangements, including customer payment terms, historical experience and current incentive programs.

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

Accounts Receivable and Allowance for Doubtful Accounts

     Accounts receivable balances are reported net of customer-specific related sales allowances. In determining the adequacy of the allowance for doubtful accounts, we consider a number of factors, including the age of outstanding invoices, customer payment trends, the financial condition of our customers, historical bad debts and current economic trends. Based upon our analysis of outstanding net accounts receivable at March 31, 2005, no allowance for doubtful accounts was recorded. Changes in the factors above or other factors could result in a significant charge.

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

Valuation of Property and Equipment

     We periodically review the carrying values of our property and equipment to determine whether such assets have been impaired. An impairment loss must be recorded pursuant to SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” when the undiscounted net cash flows to be realized from the use of such assets are less than their carrying value. The determination of undiscounted net cash flows expected requires us to make many estimates, projections and assumptions, including the lives of the assets, future sales and expense levels, additional capital investments or expenditures necessary to maintain the assets, industry market trends and general and industry economic conditions.

     In October 2004, the Company began marketing lab and office space it currently occupies and estimates it will sublease substantially all of this space by the end of 2005. Based on the current sublease market, the Company believes that a portion of the leasehold improvements and certain equipment related to the lab space will not be recovered from the receipt of future sublease payments. Therefore, the estimated useful life of a portion of leasehold improvements and certain equipment related to this lab space has been reduced from January 2011, the end of the lease term, to December 31, 2005. In the first quarter of 2005, amortization and depreciation of $355,000 was included in research and development expense in the condensed consolidated statements of operations and amortization and depreciation of $1.1 million is expected to be recorded over the remainder of 2005.

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

Loss on Facility Subleases

     As of March 31, 2005, we subleased approximately 34,300 square feet of laboratory and office space to other companies. One subtenant vacated approximately 7,300 square feet of office space in October 2004. As a result, the Company recorded an additional loss of $202,000 in 2004. In determining the loss on these facility subleases, we considered a number of factors, including the financial condition of the subtenants, subtenants’ investments in improvements, amounts of security deposits, estimated time needed to sublease space and estimated rents to be collected. Based on our analysis, we estimate that rents will be collected and that one subtenant will exercise a three-year extension option. Changes in the factors above or other factors could result in a significant increase in the loss.

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

     We have incurred operating losses in each quarter since inception and we expect to continue to incur further operating losses for the foreseeable future. From our inception in July 1994 to March 31, 2005, we have accumulated a deficit of $107.6 million. For the years ended December 31, 2004, 2003, 2002, 2001 and 2000, we had net losses of $8.9 million, $11.2 million, $23.5 million, $23.7 million and $15.7 million, respectively. To date, our revenues have been limited. For example, there were no sales in the fourth quarter of 2001 and annual net sales decreased from $3.5 million in 2001 to $1.9 million in 2002, $1.8 million in 2003 and $1 million in 2004. We expect our future revenues to come primarily from the sale of Messenger STS, employ, MightyPlant, ProAct™, N-Hibit™ and other products and these sales are highly uncertain.

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

     We currently anticipate that our operating expenses will significantly exceed net product sales and that net losses and working capital requirements will consume a material amount of our cash resources. If net product sales do not significantly increase in the near term, we will have to further reduce our operating expenses. We believe that the balance of our cash and cash equivalents at March 31, 2005 will be sufficient to meet our anticipated cash needs for net losses, working capital and capital expenditures for more than the next 12 months, although there can be no assurance in that regard.

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

     Our common stock is currently listed on The Nasdaq National Market. To maintain this listing, we must satisfy ongoing listing requirements, including consistently maintaining a minimum bid price for our common stock of $1.00 per share or more. In April 2005, we received a delisting warning letter from the Nasdaq Stock Market notifying us that the closing price per share for our common stock was below the $1.00 minimum bid price for 30 consecutive trading days and that, as a result, we no longer meet Nasdaq's continued listing criteria. Nasdaq provided us with 180 calendar days, or until October 3, 2005, to regain compliance. To regain compliance with the minimum bid price requirement, the closing bid price of our common stock must remain above $1.00 for a minimum of ten consecutive trading days. If we do not regain compliance by October 3, 2005, which, as of the date of this report, we have been unable to do, and are not eligible to transfer our common stock to The Nasdaq SmallCap Market and qualify for an additional 180-day compliance period, our common stock will be delisted from The Nasdaq National Market. Nasdaq also notes in the delisting warning letter that the 180-day period relates exclusively to the bid price deficiency and that we may be delisted during the 180-day period for failure to maintain compliance during this period with any other listing requirements. If we were to lose our Nasdaq National Market status, we would likely seek listing of our common stock in the over-the-counter market, which is viewed by many investors as a less liquid marketplace. Among other things, our common stock may then constitute “penny stock,” which would place increased regulatory burden upon brokers, making them less likely to make a market in our stock. Loss of our Nasdaq National Market status could also make it more difficult for us to raise capital or complete acquisitions and would also complicate compliance with state “blue sky” laws.

We currently depend on products that are based on the same new technology, and our development and commercialization of those products may not be successful.

     For the immediately foreseeable future we will be dependent on the successful development and commercialization of six products in our Harp-N-Tek product portfolio (Messenger, Messenger STS, ProAct, N-Hibit, employ and MightyPlant) which are based on the same new technology. We have had only limited sales of Messenger since its introduction in August 2000 and we began marketing employ in November 2003, Messenger STS in January 2004, MightyPlant in April 2004 and N-Hibit and ProAct in early 2005. These six products may not be commercially successful. Our products may not prove effective or economically viable for all crops or markets. In addition, because our products have not been put to widespread commercial use over significant periods of time, no assurance can be given that adverse consequences might not result from their use, such as soil or other environmental degradation, the development of negative effects on animals or plants or reduced benefits in terms of crop yield or protection.

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

     Based on information received from distributors, we estimate that distributors sold 66,000 ounces of Messenger in 2000, 596,000 ounces in 2001, 684,000 ounces in 2002, 734,000 ounces in 2003 and 800,000 ounces in 2004. During the first three months of 2005, we estimate that distributors sold 214,000 ounces to growers, compared to 172,000 ounces in the same period of 2004. We estimate that Messenger and Messenger STS inventory held by distributors at March 31, 2005 was approximately 418,000 ounces. We sent distributors approximately 470,000 ounces of additional Messenger STS for free in 2004 as part of an effort to lower the average cost of their year-end Messenger inventories by approximately 50%. This free product significantly increased channel inventory and negatively affected our sales to distributors. We do not expect distributors that hold significant inventories of Messenger or Messenger STS to place additional orders for our products until their current inventories are reduced, which will adversely affect our sales and results of operations.

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

     Three distributors accounted for an aggregate of 43% of net product sales revenue in first three months or 2005 and three different distributors accounted for an aggregate of 40% of our net sales revenue in the same period of 2004. If any distributor that purchases a significant amount of our products were to discontinue purchasing our products at any time, our sales would be adversely affected. In addition, the failure of any of these distributors, or of any other distributor to which we extend a significant amount of credit, to pay its account, now or in the future, may harm our operating results.

If our ongoing or future field trials are unsuccessful, we may be unable to achieve market acceptance or obtain regulatory approval of our current products or any other products we may develop.

     The successful completion of multiple field trials in domestic and foreign locations on a wide variety of crops is critical to the success of our product development and marketing efforts. If our ongoing or future field trials are unsuccessful or produce inconsistent results or adverse side effects, or if we are unable to collect reliable data, regulatory approval of our current products or any other products we may develop could be delayed or withheld or we may be unable to achieve market acceptance of these products. Although we have conducted successful field trials on a broad range of crops, we cannot be certain that additional field trials conducted on a greater number of acres, or on crops for which we have not yet conducted field trials, will be successful. Moreover, the results of our ongoing and future field trials are subject to a number of conditions beyond our control, including weather-related events such as droughts and floods, severe heat and frost, hail, tornadoes and hurricanes. Generally, we pay third parties, such as consultants and universities, to conduct our field trials for us. Incompatible crop treatment practices or misapplication of the product by third parties could interfere with the success of our field trials.

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

     Our products are currently being stored in large quantities under various conditions by us and by distributors. Most of this material was manufactured in 2000, 2001, 2002 and 2004. We have conducted laboratory studies that indicate Messenger is stable for at least two years under our recommended storage conditions and the results of recently completed re-testing of Messenger manufactured in 2000 indicate that it is stable for more than four years. No assurance can be given, however, that actual storage conditions will not cause our products’ quality to degrade over a shorter time period.

The inventory of Messenger held by us and by distributors is aging and may not meet our quality standards, which could adversely affect market acceptance of our products and our results of operations.

     Our inventory at March 31, 2005 includes approximately 2.9 million ounces of Messenger and Messenger STS that was manufactured in 2000, 2001, 2002 and 2004. In addition, we estimate that distributors own approximately 418,000 ounces of Messenger and Messenger STS that was manufactured between 2000 and 2004. Due to the age of this inventory, we conducted limited re-testing of Messenger samples produced in 2000 and 2001. In 2003, we voluntarily recalled and replaced approximately 10,000 ounces of Messenger owned by distributors that our limited re-testing indicated had degraded below our quality control standards.

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

     We are required to obtain regulatory approval from certain state and foreign regulatory authorities before we market our products in those jurisdictions. Some of these jurisdictions may apply different criteria than the EPA in connection with their approval processes. Although we are authorized to sell Messenger and Messenger STS in 48 states for use on virtually all crops for crop production and disease management, and to sell Messenger and Messenger STS in California for use on citrus for yield enhancement and on strawberries, citrus, grapes and fruiting vegetables, such as tomatoes and peppers, for disease management, we have not received approval of Messenger, Messenger STS or N-Hibit for use on other crops in California. In Colorado, Messenger is approved for use on virtually all crops for home and garden use. ProAct has been approved for use in in 37 states, including Colorado, and is pending approval in all other states except California. We have also received authorization to sell Messenger, or are exempt from formal authorization requirements, in at least 26 foreign countries, including Spain, Germany, Mexico, China and six Central American countries. Our registration in China is temporary and limited to the sale of Messenger for use on tomatoes, peppers, tobacco, and rapeseed. Our registration in Spain is limited to the sale of Messenger for use on tomatoes, peppers, cucumbers, melons, strawberries, lettuce, citrus and olives. The EPA has approved the use of Messenger STS and we are currently in the process of obtaining foreign registrations for this product, but there can be no assurance that such registrations will be obtained on acceptable terms.

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

  proprietary rights of third parties will prevent us from marketing products; and

  third parties will market superior or equivalent products or will market their products first.

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

  pay damages; or

  enter into licensing or royalty agreements that may be unavailable on acceptable terms.

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

PART II — OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

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

     To date, of the net offering proceeds, we have used approximately $18.6 million to expand and enhance our manufacturing, research and development and administration facilities, and approximately $63 million for working capital and general corporate purposes. The remaining portion of the net offering proceeds has been invested in cash equivalent investments. Our use of the proceeds from the offering does not represent a material change in the use of proceeds described in the prospectus included as part of the Registration Statement.

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

EDEN BIOSCIENCE CORPORATION
Date:	May 10, 2005

		By:	/s/ Rhett R. Atkins

Rhett R. Atkins
President and Chief Executive Officer

		By:	/s/ Bradley S. Powell

Bradley S. Powell
Vice President of Finance, Chief Financial Officer and Secretary (principal financial and accounting officer)