Form 10-Q
period 2005-06-30
EDEN BIOSCIENCE CORP
filed 2005-07-26
CIK 930095

UNITED STATES SECURITIES AND
EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended June 30, 2005

or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from ________ to ________

Commission File Number 0-31499

Eden Bioscience Corporation
(Exact name of registrant as specified in its charter)

Washington	91-1649604
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

3830 Monte Villa Parkway, Suite 100
Bothell, Washington 98021-7266
(Address of principal executive offices, including zip code)

(425) 806-7300
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes☑ No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). Yes☐ No ☑

State the number of shares outstanding of each of the registrant’s classes of common equity, as of the latest practicable date:

Class	Outstanding as of July 22, 2005
Common Stock, $.0025 Par Value	24,395,870

Eden Bioscience Corporation

Table of Contents

Part I.	Financial Information

Item 1.	Unaudited Financial Statements

Condensed Consolidated Balance Sheets as of June 30, 2005 and
December 31, 2004

Condensed Consolidated Statements of Operations for the Three Months and
Six Months Ended June 30, 2005 and 2004

Condensed Consolidated Statements of Cash Flows for the Six Months
Ended June 30, 2005 and 2004

Notes to Unaudited Condensed Consolidated Financial Statements

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Factors That May Affect Our Business, Future Operating Results and Financial Condition

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Item 4.	Controls and Procedures

Part II.	Other Information

Item 2.	Changes in Securities and Use of Proceeds

Item 4.	Submission of Matters to a Vote of Security Holders

Item 6.	Exhibits

Signatures

10.1	Exclusive License Agreement, dated May 1, 1995, between Cornell Research Foundation , Inc. and the Registrant, as amended as of June 2, 2000.
31.1	Rule 13a-14(a) Certification (Chief Executive Officer).
31.2	Rule 13a-14(a) Certification (Chief Financial Officer).
32.1	Section 1350 Certification (Chief Executive Officer).
32.2	Section 1350 Certification (Chief Financial Officer).

PART I — FINANCIAL INFORMATION

Item 1. Unaudited Financial Statements

EDEN BIOSCIENCE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30, 2005	December 31, 2004

Current assets:
Cash and cash equivalents	$9,276,094	$11,860,385
Accounts receivable, net of sales allowances	561,835	39,946
Inventory	3,919,826	3,487,586
Prepaid expenses and other current assets	407,081	498,670

Total current assets	14,164,836	15,886,587
Property and equipment, net	12,267,847	13,887,573
Other assets	1,555,501	1,561,902

Total assets	$27,988,184	$31,336,062

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$274,787	$190,648
Accrued liabilities	1,047,659	1,206,411
Current portion of accrued loss on facility subleases	492,919	507,748
Current portion of capital lease obligations	3,785	11,572

Total current liabilities	1,819,150	1,916,379
Accrued loss on facility subleases, net of current portion	1,800,336	2,037,613
Capital lease obligations, net of current portion	--	761
Other long-term liabilities	810,884	771,934

Total liabilities	4,430,370	4,726,687

Commitments and contingencies

Shareholders’ equity:
Preferred stock, $.01 par value, 10,000,000 shares authorized; no shares
issued and outstanding at June 30, 2005 and December 31, 2004	--	--
Common stock, $.0025 par value, 100,000,000 shares authorized;
24,395,870 issued and outstanding shares at June 30, 2005 and
24,381,870 at December 31, 2004	60,990	60,955
Additional paid-in capital	132,541,547	132,535,982
Accumulated other comprehensive loss	(16,348)	(37,675)
Accumulated deficit	(109,028,375)	(105,949,887)

Total shareholders’ equity	23,557,814	26,609,375

Total liabilities and shareholders’ equity	$27,988,184	$31,336,062

The accompanying notes are an integral part of these statements.

EDEN BIOSCIENCE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,

	2005	2004	2005	2004

Product sales, net of sales allowances	$1,677,463	$289,937	$2,831,949	$503,338
Operating expenses:
Cost of goods sold	646,042	492,896	1,174,359	1,150,893
Research and development	979,531	720,878	1,905,848	1,397,187
Selling, general and administrative	1,514,786	1,117,869	2,969,490	2,394,567

Total operating expenses	3,140,359	2,331,643	6,049,697	4,942,647

Loss from operations	(1,462,896)	(2,041,706)	(3,217,748)	(4,439,309)

Other income (expense):
Interest income	71,421	46,696	139,726	98,619
Interest expense	(185)	(571)	(466)	(1,290)

Total other income	71,236	46,125	139,260	97,329

Loss before income taxes	(1,391,660)	(1,995,581)	(3,078,488)	(4,341,980)
Income taxes	--	--	--	--

Net loss	$(1,391,660)	$(1,995,581)	$(3,078,488)	$(4,341,980)

Basic and diluted net loss per share	$(0 06)	$(0 08)	$(0.13)	$(0.18)

Weighted average shares outstanding used
to compute net loss per share	24,391,255	24,368,875	24,386,562	24,365,432

The accompanying notes are an integral part of these statements.

EDEN BIOSCIENCE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,

	2005	2004

Cash flows from operating activities:
Net loss	$(3,078,488)	$(4,341,980)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	1,185,629	836,632
Accretion expense	13,672	12,134
Deferred rent payable	25,278	25,278
(Gain) loss on disposal of fixed assets	(21,725)	1,302
Changes in assets and liabilities:
Accounts receivable	(522,617)	(219,245)
Inventory	(3,321)	(493,059)
Prepaid expenses and other assets	97,452	206,917
Accounts payable	84,194	152,239
Accrued liabilities	(144,007)	(67,863)
Accrued loss on facility subleases	(252,106)	(257,847)

Net cash used in operating activities	(2,616,039)	(4,145,492)

Cash flows from investing activities:
Proceeds from disposal of fixed assets	57,803	6,700

Net cash provided by investing activities	57,803	6,700

Cash flows from financing activities:
Reduction in capital lease obligations	(8,548)	(9,704)
Proceeds from issuance of common stock	5,600	8,730

Net cash used in financing activities	(2,948)	(974)

Effect of foreign currency exchange rates on cash and cash equivalents .	(23,107)	(4,267)

Net decrease in cash and cash equivalents	(2,584,291)	(4,144,033)
Cash and cash equivalents at beginning of period	11,860,385	19,823,339

Cash and cash equivalents at end of period	$9,276,094	$15,679,306

Supplemental disclosures:
Cash paid for interest	$466	$1,290

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

     In the opinion of management, the unaudited condensed consolidated financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to state fairly the financial information set forth therein. Results of operations for the three months and six months ended June 30, 2005 are not necessarily indicative of the results expected for the full fiscal year or for any future period.

Liquidity

     The Company’s operating expenditures have been significant since its inception. The Company currently anticipates that its operating expenses will significantly exceed net product sales and that net losses and working capital requirements will consume a material amount of its cash resources. If net product sales do not significantly increase in the near term, the Company will have to further reduce its operating expenses. The Company’s future capital requirements will depend on the success of its operations. Management of the Company believes that the balance of its cash and cash equivalents at June 30, 2005 will be sufficient to meet its anticipated cash needs for net losses, working capital and capital expenditures for more than the next 12 months, although there can be no assurance in that regard. After the next 12 months, if net product sales do not significantly increase, the Company will have to further reduce operating expenses or secure additional financing. The Company may be unable to obtain adequate or favorable financing at that time or at all and may cease operations. The sale of additional equity securities could result in dilution to the Company’s shareholders.

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

EDEN BIOSCIENCE CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Accounts Receivable

     Accounts receivable balances are reported net of customer-specific related sales allowances of $529,000 at June 30, 2005 and $11,000 at December 31, 2004. In determining the adequacy of the allowance for doubtful accounts, the Company considers a number of factors, including the aging of the accounts receivable portfolio, customer payment trends, the financial condition of its customers, historical bad debts and current economic trends. Based upon an analysis of outstanding net accounts receivable, no allowance for doubtful accounts was recorded at June 30, 2005 or December 31, 2004.

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

     In October 2004, the Company began marketing lab and office space it currently occupies and estimates it will sublease substantially all of this space by the end of 2005. Based on the current sublease market, the Company believes that a portion of the leasehold improvements and certain equipment related to the lab space will not be recovered from the receipt of future sublease payments. Therefore, the estimated useful life of a portion of leasehold improvements and certain equipment related to this lab space has been reduced from January 2011, the end of the lease term, to December 31, 2005. In the first six months of 2005, amortization and depreciation of $710,000 was included in research and development expense in the condensed consolidated statements of operations and amortization and depreciation of $710,000 is expected to be recorded over the remainder of 2005.

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

     In February 2004, the Company received approval to sell Messenger in Spain. The Company initiated marketing activities in March 2004, but the approval was not received in time to pre-position product in the trade channel to meet initial sales activity. In order to ensure that an adequate supply of Messenger was quickly disbursed in the new distribution channel and to limit the amount of working capital required by new distributors at this early stage of introduction, the Company granted flexible and/or extended payment terms to distributors in this new market. Because of this combination of factors, revenues from these product deliveries are deferred and recognized when payment is received. The Company recognized net revenue of $238,000 from these deliveries when payment was received in the three months ended June 30, 2005 and $90,000 in the three months ended June 30, 2004. The Company recognized net revenue of $452,000 from these deliveries when payment was received in the six months ended June 30, 2005 and $90,000 in the six months ended June 30, 2004. Gross revenues of $187,000 and cost of goods sold of $59,000 were deferred at June 30, 2005 and will be recognized when payment is received.

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

     Gross product sales and sales allowances are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,

	2005	2004	2005	2004

Gross product sales	$2,021,580	$348,064	$3,386,797	$480,222
Sales allowances	(344,117)	(58,127)	(646,219)	(72,121)
Elimination of previously recorded sales
allowance liabilities	--	--	91,371	95,237

Product sales, net of sales allowances	$1,677,463	$289,937	$2,831,949	$503,338

     Net product sales by geographical region were:

	Three Months Ended June 30,		Six Months Ended June 30,

	2005	2004	2005	2004

United States	$1,407,780	$199,987	$2,298,142	$413,388
Spain	242,547	89,950	452,621	89,950
Other regions	27,135	--	81,185	--

Product sales, net of sales allowances	$1,677,463	$289,937	$2,831,949	$503,338

Incentives

     The Company sometimes offers sales incentives, often in the form of free product, to distributors and other customers. Costs associated with such incentives are recognized as costs of sales in the later of the period in which (a) the associated revenue is recognized by the Company or (b) the sales incentive is offered to the customer.

     In September 2003, with the cooperation of its distributors, the Company instituted a “buy one, get one free” promotion at the grower level that ran through the end of 2003. Near the end of 2003, the Company announced a reduction of approximately 50% in the price of Messenger and introduced Messenger STS, an improved formulation in January 2004 at this lower price point. At the same time, the Company announced to distributors that it planned to send them additional products at no charge in order to reduce the average cost of their existing inventories of Messenger. In the first six months of 2004, the Company delivered approximately 378,000 ounces of Messenger products at no charge to distributors.

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

	Three Months Ended June 30,		Six Months Ended June 30,

	2005	2004	2005	2004

Net loss, as reported	$(1,391,660)	$(1,995,581)	$(3,078,488)	$(4,341,980)
Deduct: Total stock-based employee
compensation expense under fair value
based method	(154,433)	(245,789)	(327,961)	(400,126)

Pro forma net loss	$(1,546,093)	$(2,241,370)	$(3,406,449)	$(4,742,106)

Loss per share:
Basic and diluted – as reported	$(0.06)	$(0.08)	$(0.13)	$(0.18)

Basic and diluted – pro forma	$(0.06)	$(0.09)	$(0.14)	$(0.19)

EDEN BIOSCIENCE CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Net Loss Per Share

     Basic net loss per share is the net loss divided by the average number of shares outstanding during the period. Diluted net loss per share is the net loss divided by the sum of the average number of shares outstanding during the period plus the additional shares that would have been issued had all dilutive warrants and options been exercised, less shares that would be repurchased with the proceeds from such exercise using the treasury stock method. The effect of including outstanding options and warrants is antidilutive for all periods presented. Therefore, options and warrants have been excluded from the calculation of diluted net loss per share. Shares issuable pursuant to stock options and warrants that have not been included in the above calculations because they are antidilutive totaled 2,730,751 and 2,659,501 as of June 30, 2005 and 2004, respectively.

2. Stock Options and Warrants

     The following table summarizes stock option activity since December 31, 2004:

Number of Options

Balance at December 31, 2004	2,620,578
Options granted	10,000
Options cancelled	(99,827)

Balance at June 30, 2005	2,530,751

     As of June 30, 2005, the Company had warrants outstanding to purchase 200,000 shares of its common stock at $15.00 per share. The warrants are currently exercisable and expire in August 2005. No warrants to purchase shares of the Company’s common stock were issued during the six-month period ended June 30, 2005.

3. Inventory

     Inventory, at average cost, consists of the following:

	June 30, 2005	December 31, 2004

Raw materials	$551,162	$579,385
Work in process and bulk manufactured goods	2,054,274	1,906,681
Finished goods	1,314,390	1,001,520

Total inventory	$3,919,826	$3,487,586

4. Property and Equipment

     Property and equipment, at cost, consists of the following:

	June 30, 2005	December 31, 2004

Equipment	$12,382,019	$12,460,206
Equipment under capital leases	37,889	66,646
Leasehold improvements	10,798,876	10,817,391

Total property and equipment	23,218,784	23,344,243
Less accumulated depreciation and amortization	(10,950,937)	(9,456,670)

Net property and equipment	$12,267,847	$13,887,573

     The Company recorded depreciation and amortization of $799,812 and $516,319 for the three months ended June 30, 2005 and 2004, respectively, and $1,583,648 and $1,045,137 for the six months ended June 30, 2005 and 2004, respectively.

EDEN BIOSCIENCE CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5. Accrued Liabilities

     Accrued liabilities consist of the following:

	June 30, 2005	December 31, 2004

Compensation and benefits	$319,685	$307,313
Research and development field trial expenses	231,207	256,873
Facility costs	190,566	232,097
Promotions	25,047	95,415
Sales Allowances	81,486	84,769
Warranty	75,000	75,000
Other	124,668	154,944

Total accrued liabilities	$1,047,659	$1,206,411

6. Warranty Liability

     The Company provides a limited warranty to customers that at the time of the first sale of its products they conform to the chemical description on the label and under normal conditions are reasonably fit for the purposes referred to in the directions for use, subject to certain inherent risks. The warranty accrual percentage, which has ranged between zero and five percent, and warranty liability are reviewed periodically and adjusted as necessary, based on historical experience, the results of product quality testing and future expectations. There were no changes to the Company’s warranty liability during the six months ended June 30, 2005.

7. Major Customers

     Net product sales to the following distributors accounted for more than ten percent of net revenues for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,

	2005	2004	2005	2004

Customer A	$233,000	$--	$446,000	$--
Customer B	253,000	--	316,000	--
Customer C	--	68,000	**	68,000
Customer D	**	48,000	**	77,000
Customer E	**	42,000	**	46,000
Customer F	--	--	**	43,000

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

EDEN BIOSCIENCE CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Overview

     We are a plant health technology company that markets a line of products based on Eden Bioscience’s proprietary harpin protein technology and manufacturing processes. These products are marketed under the umbrella brand of Harp-N-TekTM and are used in agricultural and horticultural production as well as the Home & Garden market. We believe that Harp-N-Tek products enhance plant health and improve overall plant production and output quality. Harpins are naturally occurring proteins produced by disease-causing bacteria that attack plants. Harpin proteins are not a part of the destructive disease complex but instead serve the beneficial purpose of alerting plants to the fact that they are under attack. They activate signaling receptors present in most plants designed to specifically detect the presence of harpin proteins. This warning signal is transmitted throughout the plant and turns on the plant’s intrinsic ability to protect itself by deploying both growth and defense responses. Eden Bioscience’s Harp-N-Tek products provide these harmless yet potent signal-inducing harpin proteins and protein extracts, which trigger beneficial responses designed to protect plants, to help plants grow through stress, to improve plants’ uptake of nutrients, and to enhance the overall level of plant health.

     We have incurred significant operating losses since inception. At June 30, 2005, we had an accumulated deficit of $109.0 million. We incurred net losses of $3.1 million and $4.3 million for the six months ended June 30, 2005 and 2004, respectively, and annual losses of $8.9 million in 2004, $11.2 million in 2003 and $23.5 million in 2002. We expect to incur significant additional net losses as we proceed with the commercialization of our current products and the development of new products and technologies.

Results of Operations

Three Months and Six Months Ended June 30, 2005 and 2004

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

	Three Months Ended June 30,		Six Months Ended June 30,

	2005	2004	2005	2004

Gross product sales	$2,021,580	$348,064	$3,386,797	$480,222
Sales allowances	(344,117)	(58,127)	(646,219)	(72,121)
Elimination of previously recorded sales
allowance liabilities	--	--	91,371	95,237

Product sales, net of sales allowances	$1,677,463	$289,937	$2,831,949	$503,338

     Gross product sales revenue for the second quarter of 2005 was $2,022,000, an increase of $1,674,000 (481%) from $348,000 in the same quarter of 2004. Gross product sales for the first six months of 2005 totaled $3,387,000, an increase of $2,907,000 (605%) from $480,000 for the same period of 2004. The increase is a result of sales of Messenger in foreign markets, sales growth in the home and garden market and sales of our new Harp-N-Tek products – N-Hibit, ProAct and MightyPlant. Sales of new products produced over 50% of total revenue in the six months ended June 30, 2005. Sales in the quarter and six months ended June 30, 2004 were negatively impacted by high levels of inventory in the channel and free product provided under the price reduction program. Sales in the first six months of 2005 were made primarily to 37 distributors, two of which accounted for an aggregate of 27% of net product sales revenue. Sales in the first six months of 2004 were made primarily to 34 distributors, four of which accounted for an aggregate of 47% of net product sales revenue. Based on our experience and seasonality, we expect sales in the second half of 2005 to be significantly lower than in the first half of 2005.

EDEN BIOSCIENCE CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

     Net product sales revenue from sales to foreign customers totaled $270,000 and $90,000 in the three months ended June 30, 2005 and 2004, respectively, and $534,000 and $90,000 in the six months ended June 30, 2005 and 2004, respectively. These sales were made primarily to distributors in Europe. In February 2004, we received approval to sell Messenger in Spain. We initiated marketing activities in March 2004, but the approval was not received in time to meet initial sales activity. In order to ensure that an adequate supply of Messenger was quickly disbursed in the new distribution channel and to limit the amount of working capital required by our new distributors at this early stage of introduction, we granted flexible and/or extended payment terms to distributors in this new market. Because of this combination of factors, revenues from these product deliveries were deferred and will be recognized when payment is received. We recognized net revenue of $238,000 from these deliveries when payment was received in the three months ended June 30, 2005 and $90,000 in the three months ended June 30, 2004. We recognized net revenue of $453,000 from these deliveries when payment was received in the six months ended June 30, 2005 and $90,000 in the six months ended June 30, 2004. Gross revenues of $187,000 and cost of goods sold of $59,000 were deferred at June 30, 2005 and will be recognized when payment is received.

     Net sales of Messenger to consumers in the home and garden market in the United States totaled $152,000 and $71,000 in the three months ended June 30, 2005 and 2004, respectively, and $335,000 and $153,000 in the six months ended June 30, 2005 and 2004, respectively. Based on our experience and seasonality, we expect first half sales of our home and garden products to represent the substantial portion of full year 2005 sales.

     In December 2003, we announced a reduction of approximately 50% in the price of Messenger and determined that Messenger STS would sell for approximately the same price as Messenger. We also announced to distributors that we planned to send them additional ounces of Messenger STS at no charge in order to reduce the average cost of their existing inventories of Messenger. In the first half of 2004, we delivered approximately 378,000 ounces of free Messenger STS. In the last half of 2004, we delivered approximately 92,000 ounces of free Messenger STS. This free product substantially increased channel inventory and negatively affected our Messenger STS sales to distributors. We do not expect distributors that hold significant inventories of Messenger STS to place additional orders until their current inventories are reduced.

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

     Sales allowances during the three months ended June 30, 2005 totaled $344,000 (17% of gross product sales) compared to $58,000 (17% of gross product sales) in the comparable period of 2004. Sales allowances for the six months ended June 30, 2005 and 2004 include the reduction by $91,000 and $95,000, respectively, of sales allowance liabilities recognized in prior quarters that will not be paid because actual amounts earned by distributors were less than amounts previously estimated. Excluding these sales allowance reductions, sales allowances during the six months ended June 30, 2005 totaled $646,000 (19% of gross product sales) compared to $72,000 (15% of gross product sales) in the comparable period of 2004. We expect 2005 sales allowances to average approximately 15-20% of total gross product sales based on current product specific distributor programs.

Cost of Goods Sold

     Cost of goods sold consists primarily of the cost of products sold to distributors, idle capacity charges and the cost of products used for promotional purposes. Cost of goods sold was $646,000 in the second quarter of 2005, compared to $493,000 in the second quarter of 2004. Cost of goods sold for the first six months of 2005 and 2004 was $1.2 million. An increase in cost of products sold related

EDEN BIOSCIENCE CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

to higher sales volumes in 2005 was offset by a reduction in idle capacity charges resulting from additional manufacturing activities in 2005 and the write-off in 2004 of Messenger labels that were not used due to the introduction of Messenger STS. We completed our current manufacturing operations in the second quarter of this year and we expect idle capacity charges to increase in the second half of 2005.

Research and Development Expenses

     Research and development expenses consist primarily of personnel, field trial, laboratory, regulatory, patent and facility expenses. Research and development expenses increased $259,000 (36%) from $721,000 in the second quarter of 2004 to $980,000 in the same quarter of this year. For the first six months of 2005, research and development costs were $1.9 million, an increase of $509,000 (36%) from $1.4 million in the same period last year. The increases were primarily due to an increase in depreciation and amortization expense that resulted from reducing the estimated useful life of leasehold improvements and certain equipment at our research facility. We are pursuing additional tenants to sublease lab and office space at our research and administrative building and we expect to complete this by December 2005. We have also been engaged in discussions with our landlord regarding the possible termination of this lease. The landlord has no obligation to terminate the lease prior to the end of its term and there can be no assurance that we will be able to negotiate a termination of the lease on acceptable terms or at all. If we do terminate the lease, we expect that we would be required to make a significant cash payment to the landlord in connection with the termination. In addition, we expect that we would incur a significant impairment loss on leasehold improvements and equipment at the facility and other significant losses in the quarter in which the termination is effective, which would have a material adverse impact on our results of operations in that quarter.

Selling, General and Administrative Expenses

     Selling, general and administrative expenses consist of payroll and related expenses for sales and marketing, executive and administrative personnel; advertising, marketing and professional fees; and other corporate expenses. Selling, general and administrative expenses increased $397,000 (36%) from $1,118,000 in the second quarter of 2004 to $1,515,000 in the same quarter of 2005. For the first six months of 2005, selling, general and administrative costs were $2,969,000, an increase of $574,000 (24%) from $2,395,000 in the same period last year. These increases resulted primarily from additional spending on advertising and marketing costs for the home and garden market and for the introduction of our new products.

Interest Income

     Interest income consists of earnings on our cash and cash equivalents. Interest income increased $41,000 from $99,000 in the first half of 2004 to $140,000 in the same period of this year. The change was due to higher interest rates in 2005 offset by significantly lower average cash balances available for investment in the six months ended June 30, 2005 compared to the same period in 2004.

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

Liquidity and Capital Resources

     Our operating expenditures have been significant since our inception. We currently anticipate that our operating expenses will significantly exceed net product sales and that net losses and working capital requirements will consume a material amount of our cash resources. If net product sales do not significantly increase in the near term, we will have to further reduce our operating expenses. Our future capital requirements will depend on the success of our operations. We believe that the balance of our cash and cash equivalents at June 30, 2005 will be sufficient to meet our anticipated cash needs for net losses, working capital and capital expenditures for more than the next 12 months, although there can be no assurance in that regard. After the next 12 months, if net product sales do not significantly increase, we will have to further reduce operating expenses or secure additional financing. We may be unable to obtain adequate or favorable financing at that time or at all and may be required to cease operations. In

EDEN BIOSCIENCE CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

this regard, in April 2005, we received a delisting warning letter from the Nasdaq Stock Market notifying us that the closing price per share for our common stock was below the $1.00 minimum bid price for 30 consecutive trading days and that, as a result, we no longer meet Nasdaq's continued listing criteria. Nasdaq provided us with 180 calendar days, or until October 3, 2005, to regain compliance. To regain compliance with the minimum bid price requirement, the closing bid price of our common stock must remain above $1.00 for a minimum of ten consecutive trading days. If we do not regain compliance by October 3, 2005, which, as of the date of this report, we have been unable to do, and are not eligible to transfer our common stock to The Nasdaq SmallCap Market and qualify for an additional 180-day compliance period, our common stock will be delisted from The Nasdaq National Market. Nasdaq delisting could make it more difficult for us to raise capital. The sale of additional equity securities could result in dilution to our shareholders.

     At June 30, 2005, our cash and cash equivalents totaled $9.3 million, a decrease of $2.6 million from the balance of $11.9 million at December 31, 2004. Prior to October 2000, we financed our operations primarily through the private sale of our equity securities, resulting in net proceeds of approximately $36.5 million through September 30, 2000. In October 2000, we received approximately $91.5 million in net proceeds from the initial public offering of 6,670,000 shares of our common stock. To a lesser extent, we have financed our equipment purchases through lease financings.

     Net cash used in operations decreased $1.5 million (37%) from $4.1 million in the first six months of 2004 to $2.6 million in the same period of 2005. Net cash used in operations in the first six months of 2005 resulted primarily from a net loss of $3.1 million, which includes depreciation and amortization expense of $1.2 million, and fluctuations in various asset and liability balances totaling $740,000. We expect that net cash used in operations will continue to be significant.

     We conduct our operations in two primary functional currencies: the U.S. dollar and the euro. Historically, neither fluctuations in foreign exchange rates nor changes in foreign economic conditions have had a significant impact on our financial condition or results of operations. We currently do not hedge our foreign currency exposures and are, therefore, subject to the risk of exchange rate fluctuations. We may invoice our international customers in U.S. dollars and euros, as the case may be. We are exposed to foreign exchange rate fluctuations as the financial results of foreign subsidiaries are translated into U.S. dollars in consolidation. Foreign exchange rate fluctuations did not have a material impact on our financial statements in the six months ended June 30, 2005 or 2004.

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

Accounts Receivable and Allowance for Doubtful Accounts

     Accounts receivable balances are reported net of customer-specific related sales allowances. In determining the adequacy of the allowance for doubtful accounts, we consider a number of factors, including the age of outstanding invoices, customer payment trends, the financial condition of our customers, historical bad debts and current economic trends. Based upon our analysis of outstanding net accounts receivable at June 30, 2005, no allowance for doubtful accounts was recorded. Changes in the factors above or other factors could result in a significant charge.

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

Valuation of Property and Equipment

     We periodically review the carrying values of our property and equipment to determine whether such assets have been impaired. An impairment loss must be recorded pursuant to SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” when the undiscounted net cash flows to be realized from the use of such assets are less than their carrying value. The determination of undiscounted net cash flows expected requires us to make many estimates, projections and assumptions, including the lives of the assets, future sales and expense levels, additional capital investments or expenditures necessary to maintain the assets, industry market trends and general and industry economic conditions. Our property and equipment consists primarily of assets used to manufacture and sell our products and assets at our corporate headquarters and research facility. For the purpose of assessing asset impairment, we have grouped all of these assets together in one asset group because our corporate headquarters and research facility support our manufacturing and sales activities and do not have a separate identifiable cash flow.

     In October 2004, the Company began marketing lab and office space it currently occupies and estimates it will sublease substantially all of this space by the end of 2005. Based on the current sublease market, the Company believes that a portion of the leasehold improvements and certain equipment related to the lab space will not be recovered from the receipt of future sublease payments. Therefore, the estimated useful life of a portion of leasehold improvements and certain equipment related to this lab space has been reduced from January 2011, the end of the lease term, to December 31, 2005. In the first half of 2005, amortization and depreciation of $710,000 was included in research and development expense in the condensed consolidated statements of operations and amortization and depreciation of $710,000 is expected to be recorded over the remainder of 2005.

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

     Another critical assumption is that we will continue our current facility leases. In this regard, we have been engaged in discussions with our landlord regarding the possible termination of our lease for 63,200 square feet of research and office space that runs through January 2011. This is the same lease that we have been seeking to sublease since October 2004 and approximately 34,300 square feet is currently subleased to another company. The landlord has no obligation to terminate the lease prior to the end of its

EDEN BIOSCIENCE CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

term and there can be no assurance that we will be able to negotiate a termination of the lease on acceptable terms or at all. If we do terminate the lease, we expect that we would be required to make a significant cash payment to the landlord in connection with the termination. In addition, we expect that we would incur a significant impairment loss on leasehold improvements and equipment at the facility and other significant losses in the quarter in which the termination is effective, which would have a material adverse impact on our results of operations in that quarter.

Loss on Facility Subleases

     As of June 30, 2005, we subleased approximately 34,300 square feet of laboratory and office space to other companies. One subtenant vacated approximately 7,300 square feet of office space in October 2004. As a result, the Company recorded an additional loss of $202,000 in 2004. In determining the loss on these facility subleases, we considered a number of factors, including the financial condition of the subtenants, subtenants’ investments in improvements, amounts of security deposits, estimated time needed to sublease space and estimated rents to be collected. Based on our analysis, we estimate that rents will be collected and that one subtenant will exercise a three-year extension option. Changes in the factors above or other factors could result in a significant increase in the loss.

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

     We have incurred operating losses in each quarter since inception and we expect to continue to incur further operating losses for the foreseeable future. From our inception in July 1994 to June 30, 2005, we have accumulated a deficit of $109.0 million. For the six months ended June 30, 2005, we incurred a net loss of $3.1 million. For the years ended December 31, 2004, 2003, 2002, 2001 and 2000, we had net losses of $8.9 million, $11.2 million, $23.5 million, $23.7 million and $15.7 million, respectively. To date, our revenues have been limited. For example, there were no sales in the fourth quarter of 2001 and annual net sales decreased from $3.5 million in 2001 to $1.9 million in 2002, $1.8 million in 2003 and $1 million in 2004. We expect our future revenues to come primarily from the sale of Messenger STS, employ, MightyPlant, ProAct™, N-Hibit™ and other products and these sales are highly uncertain.

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

     We currently anticipate that our operating expenses will significantly exceed net product sales and that net losses and working capital requirements will consume a material amount of our cash resources. If net product sales do not significantly increase in the near term, we will have to further reduce our operating expenses. We believe that the balance of our cash and cash equivalents at June 30, 2005 will be sufficient to meet our anticipated cash needs for net losses, working capital and capital expenditures for more than the next 12 months, although there can be no assurance in that regard.

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

     The markets for our products and other harpin-based products we may develop are unproven. Our products have not gained, and may not gain, commercial acceptance or success. If we are unable to successfully achieve broad market acceptance of our products, we may not be able to generate enough product revenues in the future to achieve profitability. A variety of factors will determine the success of our market development and commercialization efforts and the rate and extent of market acceptance of our products, including our ability to implement and maintain an appropriate pricing policy and general economic conditions in agricultural markets, including commodity prices, climatic conditions and the extent that growers, regulatory authorities and the public accept new agricultural practices and products developed through biotechnology.

We have experienced limited grower usage of Messenger and Messenger STS, and independent distributors hold significant inventories of Messenger STS.

     Based on information received from distributors, we estimate that distributors sold 66,000 ounces of Messenger in 2000, 596,000 ounces in 2001, 684,000 ounces in 2002, 734,000 ounces in 2003 and 800,000 ounces in 2004. During the first six months of 2005, we estimate that distributors sold 574,000 ounces to growers, compared to 517,000 ounces in the same period of 2004. We estimate that Messenger and Messenger STS inventory held by distributors at June 30, 2005 was approximately 289,000 ounces. We sent distributors approximately 470,000 ounces of additional Messenger STS for free in 2004 as part of an effort to lower the average cost of their year-end Messenger inventories by approximately 50%. This free product significantly increased channel inventory and negatively affected our sales to distributors. We do not expect distributors that hold significant inventories of Messenger or Messenger STS to place additional orders for our products until their current inventories are reduced, which will adversely affect our sales and results of operations.

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

     Two distributors accounted for an aggregate of 27% of net product sales revenue in first six months of 2005 and four different distributors accounted for an aggregate of 58% of our net sales revenue in the same period of 2004. If any distributor that purchases a significant amount of our products were to discontinue purchasing our products at any time, our sales would be adversely affected. In addition, the failure of any of these distributors, or of any other distributor to which we extend a significant amount of credit, to pay its account, now or in the future, may harm our operating results.

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

     Our products are currently being stored in large quantities under various conditions by us and by distributors. Most of this material was manufactured in 2000, 2001, 2002 and 2004. We have conducted two year long-term stability studies that indicate Messenger is stable for at least two years under our recommended storage conditions. Further, the results of recently completed re-testing of Messenger manufactured in 2000 indicate that it is still stable with similar biological activity and performance as of the original manufacture date. No assurance can be given, however, that actual storage conditions will not cause our products’ quality to degrade over a shorter time period.

The inventory of Messenger held by us and by distributors is aging and may not meet our quality standards, which could adversely affect market acceptance of our products and our results of operations.

     Our inventory at June 30, 2005 includes approximately 2.9 million ounces of Messenger and Messenger STS that was manufactured in 2000, 2001, 2002 and 2004. In addition, we estimate that distributors own approximately 289,000 ounces of Messenger and Messenger STS that was manufactured between 2000 and 2004. Due to the age of this inventory, we conducted limited re-testing of Messenger samples produced in 2000 and 2001. In 2003, we voluntarily recalled and replaced approximately 10,000 ounces of Messenger owned by distributors that our limited re-testing indicated had degraded below our quality control standards.

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

     We are required to obtain regulatory approval from certain state and foreign regulatory authorities before we market our products in those jurisdictions. Some of these jurisdictions may apply different criteria than the EPA in connection with their approval processes. Although we are authorized to sell Messenger and Messenger STS in 48 states for use on virtually all crops for crop production and disease management, and to sell Messenger and Messenger STS in California for use on citrus for yield enhancement and on strawberries, citrus, grapes and fruiting vegetables, such as tomatoes and peppers, for disease management, we have not received approval of Messenger, Messenger STS or N-Hibit for use on other crops in California. In Colorado, Messenger is approved for use on virtually all crops for home and garden use. ProAct has been approved for use in 45 states, including Colorado, and is pending approval in all other states except California. We have also received authorization to sell Messenger, or are exempt from formal authorization requirements, in at least 26 foreign countries, including Spain, Germany, Mexico, China and six Central American countries. Our registration in China is temporary and limited to the sale of Messenger for use on tomatoes, peppers, tobacco, and rapeseed. Our registration in Spain is limited to the sale of Messenger for use on tomatoes, peppers, cucumbers, melons, strawberries, lettuce, citrus and olives. The EPA has approved the use of Messenger STS and we are currently in the process of obtaining foreign registrations for this product, but there can be no assurance that such registrations will be obtained on acceptable terms.

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

If third-party manufacturers fail to perform adequately, we could be unable to meet demand and our revenues could be adversely affected.

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

     If we experience growth and add manufacturing, marketing, sales, field development or other personnel, both domestically and internationally, during the commercialization of our current products, we expect that our operating expenses and capital requirements will increase. Our ability to manage growth effectively requires us to continue to expend funds to improve our operational, financial and management controls, reporting systems and procedures. In addition, we must effectively expand, train and manage our employee base. We will be unable to effectively manage our business if we are unable to timely and successfully alleviate the strain on our resources caused by growth in our business, which could adversely affect our operating results.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

     We do not currently hold any derivative instruments, and we do not engage in hedging activities. Also, we do not have any outstanding variable-rate debt and currently do not enter into any material transactions denominated in foreign currency. Because of the relatively short-term average maturity of our investment funds, such investments are sensitive to interest rate movements and we do not expect interest rate fluctuations to significantly affect our results of operations. Our direct exposure to interest rate and foreign exchange rate fluctuation is currently not material to our results of operations. We believe that the market risk arising from the financial instruments we hold is not material.

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

     To date, of the net offering proceeds, we have used approximately $18.6 million to expand and enhance our manufacturing, research and development and administration facilities, and approximately $63.6 million for working capital and general corporate purposes. The remaining portion of the net offering proceeds has been invested in cash equivalent investments. Our use of the proceeds from the offering does not represent a material change in the use of proceeds described in the prospectus included as part of the Registration Statement.

EDEN BIOSCIENCE CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Item 4. Submission of Matters to a Vote of Security Holders

     The 2005 annual meeting of shareholders of Eden Bioscience Corporation was held on May 17, 2005. At the annual meeting, our shareholders were asked to elect one director to our Board of Directors to serve for a term expiring at our 2008 annual meeting of shareholders. The following director was elected at the annual meeting:

	Votes For	Votes Withheld

Richard N. Pahre	23,183,330	126,600

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

Exhibit Number	Description

10.1	*	Exclusive License Agreement, dated May 1, 1995, between Cornell Research Foundation , Inc. and the Registrant, as amended as of June 2, 2000

31.1	Rule 13a-14(a) Certification (Chief Executive Officer).

31.2	Rule 13a-14(a) Certification (Chief Financial Officer).

32.1	Section 1350 Certification (Chief Executive Officer).

32.2	Section 1350 Certification (Chief Financial Officer).

*	The Exclusive License Agreement was originally filed as Exhibit 10.1 to Eden Bioscience’s Registration Statement on Form S-1, as amended, initially filed on July 7, 2000. Portions of the License Agreement filed with the Form S-1 were redacted pursuant to a confidential treatment request granted by the SEC and effective through July 7, 2005. The License Agreement is being filed in unredacted form with this Form 10-Q. In accordance with Rule 202 of Regulation S-T, portions of the exhibit have been filed in paper format pursuant to a continuing hardship exemption.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EDEN BIOSCIENCE CORPORATION
Date:	June 26, 2005

		By:	/s/ Rhett R. Atkins

Rhett R. Atkins
President and Chief Executive Officer

		By:	/s/ Bradley S. Powell

Bradley S. Powell
Vice President of Finance, Chief Financial Officer and Secretary (principal financial and accounting officer)