Form 10-Q
period 2005-09-30
EDEN BIOSCIENCE CORP
filed 2005-10-28
CIK 930095

UNITED STATES SECURITIES AND
EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended September 30, 2005

or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from ________ to ________

Commission File Number 0-31499

Eden Bioscience Corporation
(Exact name of registrant as specified in its charter)

Washington	91-1649604
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

11816 North Creek Parkway N.
Bothell, Washington 98011-8201
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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). Yes☐ No ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes☐ No ☑

State the number of shares outstanding of each of the registrant’s classes of common equity, as of the latest practicable date:

Class	Outstanding as of October 21, 2005
Common Stock, $.0025 Par Value	24,395,870

Eden Bioscience Corporation

Table of Contents

Part I.	Financial Information

Item 1.	Unaudited Financial Statements

Condensed Consolidated Balance Sheets as of September 30, 2005 and
December 31, 2004

Condensed Consolidated Statements of Operations for the Three Months and
Nine Months Ended September 30, 2005 and 2004

Condensed Consolidated Statements of Cash Flows for the Nine Months
Ended September 30, 2005 and 2004

Notes to Unaudited Condensed Consolidated Financial Statements

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Factors That May Affect Our Business, Future Operating Results and Financial Condition

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Item 4.	Controls and Procedures

Part II.	Other Information

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Item 6.	Exhibits

Signatures

10.1	Form of Option Letter Agreement for Directors and Officers
31.1	Rule 13a-14(a) Certification (Chief Executive Officer).
31.2	Rule 13a-14(a) Certification (Chief Financial Officer).
32.1	Section 1350 Certification (Chief Executive Officer).
32.2	Section 1350 Certification (Chief Financial Officer).

PART I -- FINANCIAL INFORMATION

Item 1. Unaudited Financial Statements.

EDEN BIOSCIENCE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

ASSETS
	September 30, 2005	December 31, 2004

Current assets:
Cash and cash equivalents	$8,631,786	$11,860,385
Accounts receivable, net of sales allowances	103,136	39,946
Inventory, current portion	1,898,019	3,487,586
Prepaid expenses and other current assets	162,277	498,670

Total current assets	10,795,218	15,886,587
Inventory, non-current portion	1,937,962	--
Property and equipment, net	8,151,278	13,887,573
Other assets	287,116	1,561,902

Total assets	$21,171,574	$31,336,062

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$229,299	$190,648
Accrued liabilities	1,604,646	1,206,411
Current portion of accrued loss on facility subleases	--	507,748
Current portion of capital lease obligations	1,880	11,572

Total current liabilities	1,835,825	1,916,379
Accrued loss on facility subleases, net of current portion	--	2,037,613
Capital lease obligations, net of current portion	--	761
Other long-term liabilities	243,062	771,934

Total liabilities	2,078,887	4,726,687

Commitments and contingencies

Shareholders’ equity:
Preferred stock, $.01 par value, 10,000,000 shares authorized; no shares
issued and outstanding at September 30, 2005 and December 31, 2004	--	--
Common stock, $.0025 par value, 100,000,000 shares authorized; issued and outstanding shares – 24,395,870 shares at September 30, 2005;
24,381,870 shares at December 31, 2004	60,990	60,955
Additional paid-in capital	132,541,547	132,535,982
Accumulated other comprehensive loss	(21,762)	(37,675)
Accumulated deficit	(113,488,088)	(105,949,887)

Total shareholders’ equity	19,092,687	26,609,375

Total liabilities and shareholders’ equity	$21,171,574	$31,336,062

The accompanying notes are an integral part of these statements.

EDEN BIOSCIENCE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,

	2005	2004	2005	2004

Product sales, net of sales allowances	$343,398	$368,383	$3,175,347	$871,721
Operating expenses:
Cost of goods sold	585,730	331,436	1,760,089	1,482,329
Research and development	807,237	863,334	2,713,085	2,260,521
Selling, general and administrative	1,233,315	1,170,213	4,202,805	3,564,780
Lease termination loss	2,260,538	--	2,260,538	--

Total operating expenses	4,886,820	2,364,983	10,936,517	7,307,630

Loss from operations	(4,543,422)	(1,996,600)	(7,761,170)	(6,435,909)

Other income (expense):
Interest income	83,781	59,887	223,507	158,506
Interest expense	(72)	(1,086)	(538)	(2,376)

Total other income	83,709	58,801	222,969	156,130

Loss before income taxes	(4,459,713)	(1,937,799)	(7,538,201)	(6,279,779)
Income taxes	--	--	--	--

Net loss	$(4,459,713)	$(1,937,799)	$(7,538,201)	$(6,279,779)

Basic and diluted net loss per share	$(0 18)	$(0 08)	$(0 31)	$(0 26)

Weighted average shares outstanding used
to compute net loss per share	24,395,870	24,372,261	24,389,716	24,367,725

The accompanying notes are an integral part of these statements.

EDEN BIOSCIENCE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,

	2005	2004

Cash flows from operating activities:
Net loss	$(7,538,201)	$(6,279,779)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	1,737,971	1,182,944
Accretion expense	20,821	18,479
Deferred rent payable	33,704	37,917
(Gain) Loss on disposal of property and equipment	(84,806)	1,302
Loss on property and equipment on lease termination	3,480,883	--
Termination of lease obligations	(2,724,124)	--
Forfeiture of security deposit on lease termination	1,250,000	--
Loss on facility sublease	--	202,007
Changes in assets and liabilities:
Accounts receivable	(75,562)	(67,371)
Inventory	80,242	(913,011)
Prepaid expenses and other assets	360,537	417,856
Accounts payable	38,717	54,523
Accrued liabilities	358,737	(47,125)
Accrued loss on facility subleases	(336,915)	(388,176)

Net cash used in operating activities	(3,397,996)	(5,780,434)

Cash flows from investing activities:
Purchases of property and equipment	--	(2,586)
Proceeds from disposal of fixed assets	204,228	6,700

Net cash provided by investing activities	204,228	4,114

Cash flows from financing activities:
Payment of capital lease obligations	(10,453)	(13,432)
Proceeds from issuance of common stock	5,600	8,730

Net cash used in financing activities	(4,853)	(4,702)

Effect of foreign currency exchange rates on cash and cash equivalents .	(29,978)	6,872

Net decrease in cash and cash equivalents	(3,228,599)	(5,774,150)
Cash and cash equivalents at beginning of period	11,860,385	19,823,339

Cash and cash equivalents at end of period	$8,631,786	$14,049,189

Supplemental disclosures:
Cash paid for interest	$538	$2,376

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

     In the opinion of management, the unaudited condensed consolidated financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to state fairly the financial information set forth therein. Results of operations for the three months and nine months ended September 30, 2005 are not necessarily indicative of the results expected for the full fiscal year or for any future period.

Liquidity

     The Company’s operating expenditures have been significant since its inception. The Company currently anticipates that its operating expenses will significantly exceed net product sales and that net losses and working capital requirements will consume a material amount of its cash resources. If net product sales do not significantly increase in the near term, the Company will have to further reduce its operating expenses. The Company’s future capital requirements will depend on the success of its operations. Management of the Company believes that the balance of its cash and cash equivalents at September 30, 2005 will be sufficient to meet its anticipated cash needs for net losses, working capital and capital expenditures for more than the next 12 months, although there can be no assurance in that regard. After the next 12 months, if net product sales do not significantly increase, the Company will have to further reduce operating expenses or secure additional financing. The Company may be unable to obtain adequate or favorable financing at that time or at all and may cease operations. The sale of additional equity securities could result in dilution to the Company’s shareholders.

Estimates Used in Financial Statement Preparation

     The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts and classification of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Examples include depreciable lives of property and equipment; expense accruals; provisions for sales allowances, warranty claims, inventory valuation and classification; cash flow projections and determination of asset group used in evaluating whether asset impairment loss is recorded; losses on facility subleases and bad debts. Such estimates and assumptions are based on historical experience, where applicable, management’s plans and other assumptions. Estimates and assumptions are reviewed periodically and the effects of revisions are reflected in the consolidated financial statements prospectively when they are determined to be necessary. Actual results could differ from these estimates.

EDEN BIOSCIENCE CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Accounts Receivable

     Accounts receivable balances are reported net of customer-specific related sales allowances of $103,000 at September 30, 2005 and $11,000 at December 31, 2004. In determining the adequacy of the allowance for doubtful accounts, the Company considers a number of factors, including the aging of the accounts receivable portfolio, customer payment trends, the financial condition of its customers, historical bad debts and current economic trends. Based upon an analysis of outstanding net accounts receivable, no allowance for doubtful accounts was recorded at September 30, 2005 or December 31, 2004.

Inventory

     Inventory is valued at the lower of average cost or market. Costs include material, labor and overhead. Inventory expected to be utilized in the next twelve-month period is classified as current and inventory expected to be utilized beyond that period is classified as non-current. In determining the classification of inventory, the Company considers a number of factors, including historical sales experience and trends, existing distributor inventory, expansion into new markets, introduction of new products and estimates of future sales growth.

Property and Equipment

     Equipment and leasehold improvements are stated at historical cost. Improvements and replacements are capitalized. Maintenance and repairs are expensed when incurred. The provision for depreciation and amortization is determined using straight-line and units-of-production, which allocate costs over their estimated useful lives of two to 20 years. Equipment leased under capital leases is depreciated over the shorter of its estimated useful life or lease term, which is five years. Leasehold improvements are amortized over the shorter of their estimated useful lives or lease term, which range between two to ten years.

     In October 2004, the Company began marketing lab and office space it occupied and estimated it would sublease substantially all of this space by the end of 2005. Based on the sublease market at that time, the Company believed that a portion of the leasehold improvements and certain equipment related to the lab space would not be recovered from the receipt of future sublease payments. Therefore, the estimated useful life of a portion of leasehold improvements and certain equipment related to this lab space was reduced from January 2011, the end of the lease term, to December 31, 2005. In the first eight months of 2005, amortization and depreciation of $947,000 was included in research and development expense in the condensed consolidated statements of operations. The lease of this lab and office space was terminated effective August 31, 2005 and resulted in a $3.5 million impairment loss on leasehold improvements and certain equipment that was transferred to the landlord.

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

     In February 2004, the Company received approval to sell Messenger in Spain. The Company initiated marketing activities in March 2004, but the approval was not received in time to pre-position product in the trade channel to meet initial sales activity. In order to ensure that an adequate supply of Messenger was quickly disbursed in the new distribution channel and to limit the amount of working capital required by new distributors at this early stage of introduction, the Company granted flexible and/or extended payment terms to distributors in this new market. Because of this combination of factors, revenues from these product deliveries are deferred and recognized when payment is received. The Company recognized net revenue of $153,000

EDEN BIOSCIENCE CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

from these deliveries when payment was received in the three months ended September 30, 2005 and $226,000 in the three months ended September 30, 2004. The Company recognized net revenue of $602,000 from these deliveries when payment was received in the nine months ended September 30, 2005 and $317,000 in the nine months ended September 30, 2004. Gross revenues of $258,000 and cost of goods sold of $73,000 were deferred at September 30, 2005 and will be recognized when payment is received.

     Sales allowances represent allowances granted to independent distributors for sales and marketing support and are based on the terms of the distribution agreements or other arrangements. Sales allowances are estimated and accrued when the related product sales are recognized or when services are provided and are paid in accordance with the terms of the then-current distributor program agreements or other arrangements. Distributor program agreements expire annually, generally on December 31.

     Gross product sales and sales allowances are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,

	2005	2004	2005	2004

Gross product sales	$371,418	$427,120	$3,758,215	$907,342
Sales allowances	(28,020)	(58,737)	(674,239)	(130,858)
Elimination of previously recorded sales
allowance liabilities	--	--	91,371	95,237

Product sales, net of sales allowances	$343,398	$368,383	$3,175,347	$871,721

     Net product sales by geographical region were:

	Three Months Ended September 30,		Nine Months Ended September 30,

	2005	2004	2005	2004

United States	$185,009	$141,912	$2,477,537	$555,207
Spain	153,278	226,471	602,369	316,514
Other regions	5,111	--	95,441	--

Product sales, net of sales allowances	$343,398	$368,383	$3,175,347	$871,721

     Due to the growing seasons of targeted crops and current portfolio of Harp-N-Tek products, the Company expects grower usage of Harp-N-Tek products to be highly seasonal. Based on the recommended application timing in targeted crops and information received from distributors, the Company expects the second quarter to be the most significant period of use. Product sales to distributors are also expected to be seasonal. However, actual timing of orders received from distributors will depend on many factors, including the amount of Harp-N-Tek products in distributors’ inventories.

Sales Incentives

     The Company sometimes offers sales incentives, often in the form of free product, to distributors and other customers. Costs associated with such incentives are recognized as costs of sales in the later of the period in which (a) the associated revenue is recognized by the Company or (b) the sales incentive is offered to the customer.

     In September 2003, with the cooperation of its distributors, the Company instituted a “buy one, get one free” promotion at the grower level that ran through the end of 2003. Near the end of 2003, the Company announced a reduction of approximately 50% in the price of Messenger and introduced Messenger STS, an improved formulation in January 2004 at this lower price point. At the same time, the Company announced to distributors that it planned to send them additional products at no charge in order to reduce the average cost of their existing inventories of Messenger. In the first nine months of 2004, the Company delivered approximately 400,000 ounces of Messenger products at no charge to distributors.

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

	Three Months Ended September 30,		Nine Months Ended September 30,

	2005	2004	2005	2004

Net loss, as reported	$(4,459,713)	$(1,937,799)	$(7,538,201)	$(6,279,779)
Deduct: Total stock-based employee
compensation expense under fair value
based method	(161,650)	(225,264)	(489,611)	(625,390)

Pro forma net loss	$(4,621,363)	$(2,163,063)	$(8,027,812)	$(6,905,169)

Loss per share:
Basic and diluted – as reported	$(0.18)	$(0.08)	$(0.31)	$(0.26)

Basic and diluted – pro forma	$(0.19)	$(0.09)	$(0.33)	$(0.28)

Net Loss Per Share

     Basic net loss per share is the net loss divided by the weighted average number of shares outstanding during the period. Diluted net loss per share is the net loss divided by the sum of the weighted average number of shares outstanding during the period plus the additional shares that would have been issued had all dilutive warrants and options been exercised, less shares that would be repurchased with the proceeds from such exercise using the treasury stock method. The effect of including outstanding options and warrants is antidilutive for all periods presented. Therefore, options and warrants have been excluded from the calculation of diluted net loss per share. Shares issuable pursuant to stock options and warrants that have not been included in the above calculations because they are antidilutive totaled 2,504,251 and 2,676,751 as of September 30, 2005 and 2004, respectively.

2. Stock Options

     The following table summarizes stock option activity since December 31, 2004:

Number of Options

Balance at December 31, 2004	2,620,578
Options granted	50,000
Options cancelled	(166,327)

Balance at September 30, 2005	2,504,251

     No warrants to purchase shares of the Company’s common stock were issued during the nine-month period ended September 30, 2005.

3. Inventory

     Inventory, at average cost, consists of the following:

	September 30, 2005	December 31, 2004

Raw materials	$544,543	$579,385
Bulk manufactured goods and work in process	1,788,858	1,906,681
Finished goods	1,502,580	1,001,520

Total inventory	3,835,981	3,487,586
Less non-current portion of inventory	(1,937,962)	--

Current portion of inventory	$1,898,019	$3,487,586

     The non-current portion of inventory at September 30, 2005 consists primarily of raw materials and bulk manufactured goods that the Company does not expect to utilize in the next twelve months. Prior to September 30, 2005, the Company expected all inventories to be utilized in the twelve month period subsequent to the balance sheet date.

EDEN BIOSCIENCE CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4. Property and Equipment

     Property and equipment, at cost, consists of the following:

	September 30, 2005	December 31, 2004

Equipment	$11,032,757	$12,460,206
Equipment under capital leases	19,418	66,646
Leasehold improvements	3,670,654	10,817,391

Total property and equipment	14,722,829	23,344,243
Less accumulated depreciation and amortization	(6,571,551)	(9,456,670)

Net property and equipment	$8,151,278	$13,887,573

     The Company recorded depreciation and amortization of $552,342 and $528,288 for the three months ended September 30, 2005 and 2004, respectively, and $2,135,990 and $1,573,425 for the nine months ended September 30, 2005 and 2004, respectively.

5. Accrued Liabilities

     Accrued liabilities consist of the following:

	September 30, 2005	December 31, 2004

Compensation and benefits	$311,666	$307,313
Research and development field trial expenses	262,287	256,873
Facility costs	280,599	232,097
Promotions	36,200	95,415
Sales allowances	464,245	84,769
Warranty	74,871	75,000
Other	174,778	154,944

Total accrued liabilities	$1,604,646	$1,206,411

6. Warranty Liability

     The Company provides a limited warranty to customers that products, at the time of the first sale, conform to the chemical description on the label and under normal conditions are reasonably fit for the purposes referred to in the directions for use, subject to certain inherent risks. The warranty accrual percentage, which has ranged between zero and five percent, and warranty liability are reviewed periodically and adjusted as necessary, based on historical experience, the results of product quality testing and future expectations. There were no significant changes to the Company’s warranty liability during the nine months ended September 30, 2005.

7. Leases

     On September 9, 2005, the Company entered into an Amendment of Lease and Termination Agreement with the landlord to terminate the lease of 63,200 square feet of research and office space in Bothell, Washington. The lease originally expired January 11, 2011. Average annual rent and operating costs under the lease were approximately $1.9 million. The termination was effective as of August 31, 2005.

     Approximately 34,300 square feet of the space subject to the lease was subleased. The sublease had an initial term that expired in December 2007. Average annual rent and operating costs under the sublease were approximately $1.2 million. In connection with the Amendment of Lease and Termination Agreement, the existing sublease was transferred to the landlord.

     The lease termination resulted in a loss totaling $2,260,538. The lease termination loss is comprised of a termination fee totaling $1,500,000, consisting of $250,000 cash and the forfeiture of a $1,250,000 security deposit (previously included in long-term other assets on the balance sheet), an asset impairment loss on leasehold improvements and equipment at the leased facility totaling $3,480,883, and other costs, offset by the write-off of liabilities recorded for accrued losses on facility subleases and rent expense in excess of rent payments totaling $2,724,124.

EDEN BIOSCIENCE CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

     In September 2004, as a result of another company’s default under a five year sublease agreement, the Company recorded a loss of $202,007 based upon an estimate of the time needed to re-sublease the space and expected future rents to be collected.

8. Major Customers

     Net product sales to the following distributors accounted for more than ten percent of net revenues for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,

	2005	2004	2005	2004

Customer A	$87,700	$61,600	$421,300	$138,400
Customer B	79,700	--	**	--
Customer C	73,600	114,600	337,300	136,100
Customer D	**	**	455,000	**
Customer E	--	66,500	--	**
Customer F	--	41,700	**	110,100

     ** Less than ten percent

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

     We have incurred significant operating losses since inception. At September 30, 2005, we had an accumulated deficit of $113 million. We incurred net losses of $7.5 million and $6.3 million for the nine months ended September 30, 2005 and 2004, respectively, and annual losses of $8.9 million in 2004, $11.2 million in 2003 and $23.5 million in 2002. We expect to incur significant additional net losses as we proceed with the commercialization of our current products and the development of new products and technologies.

Results of Operations

Three months and nine months ended September 30, 2005 and 2004

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

	Three Months Ended September 30,		Nine Months Ended September 30,

	2005	2004	2005	2004

Gross product sales	$371,418	$427,120	$3,758,215	$907,342
Sales allowances	(28,020)	(58,737)	(674,239)	(130,858)
Elimination of previously recorded sales
allowance liabilities	--	--	91,371	95,237

Product sales, net of sales allowances	$343,398	$368,383	$3,175,347	$871,721

     Gross product sales revenue for the third quarter of 2005 was $371,000, a decrease of $56,000 (13%) from $427,000 in the same quarter of 2004. This decrease was primarily a result of lower revenue recognized in Spain. We believe this is a result of drought conditions in Spain which caused growers to delay their purchases until later in the growing season.. Gross product sales for the first nine months of 2005 totaled $3,758,000, an increase of $2,851,000 (314%) from $907,000 for the same period of 2004. The increase is a result of sales of Messenger in foreign markets, sales growth in the home and garden market and sales of our new Harp-N-Tek products – N-Hibit, ProAct and MightyPlant. Sales of new products produced over 50% of total revenue in the nine months ended September 30, 2005. Sales in the quarter and nine months ended September 30, 2004 were negatively impacted by high levels of inventory in the channel and free product provided under the price reduction program. Sales in the first nine months of 2005 were made primarily to 51 distributors, three of which accounted for an aggregate of 38% of net product sales revenue. Sales in the first nine months of 2004 were made primarily to 41 distributors, three of which accounted for an aggregate of 44% of net product sales revenue. Based on our experience and seasonality, we expect sales in the second half of 2005 to be significantly lower than in the first half of 2005.

     Net product sales revenue from sales to foreign customers totaled $158,000 and $226,000 in the three months ended September 30, 2005 and 2004, respectively, and $698,000 and $316,000 in the nine months ended September 30, 2005 and 2004, respectively. These sales were made primarily to distributors in Europe. In February 2004, we received approval to sell Messenger in Spain. We initiated marketing activities in March 2004, but the approval was not received in time to meet initial sales activity. In order to ensure that an adequate supply of Messenger was quickly disbursed in the new distribution channel and to limit the amount of working capital required by our new distributors at this early stage of introduction, we granted flexible and/or extended payment terms to distributors in this new market. Because of this combination of factors, revenues from these product deliveries were deferred and will be recognized when payment is received. We recognized net revenue of $153,000 from these deliveries when payment was received in the three months ended September 30, 2005 and $226,000 in the three months ended September 30, 2004. We recognized net revenue of $602,000 from these deliveries when payment was received in the nine months ended September 30, 2005 and $317,000 in the nine months ended September 30, 2004. Gross revenues of $258,000 and cost of goods sold of $73,000 were deferred at September 30, 2005 and will be recognized when payment is received.

     Net sales of Messenger to consumers in the home and garden market in the United States totaled $40,000 and $28,000 in the three months ended September 30, 2005 and 2004, respectively, and $375,000 and $181,000 in the nine months ended September 30, 2005 and 2004, respectively. Based on our experience and seasonality, we expect fourth quarter sales of our home and garden products to be comparable to third quarter.

     In December 2003, we announced a reduction of approximately 50% in the price of Messenger and determined that Messenger STS would sell for approximately the same price as Messenger. We also announced to distributors that we planned to send them additional ounces of Messenger STS at no charge in order to reduce the average cost of their existing inventories of Messenger. In the first nine months of 2004, we delivered approximately 400,000 ounces of free Messenger STS. In the last quarter of 2004, we delivered approximately 70,000 ounces of free Messenger STS. This free product substantially increased channel inventory and negatively affected our Messenger STS sales to distributors. We do not expect distributors that hold significant inventories of Messenger STS to place additional orders until their current inventories are reduced.

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

Sales Allowances

     Sales allowances represent allowances granted to independent distributors for sales and marketing support and are based on the terms of the distribution agreements or other arrangements. Sales allowances are estimated and accrued when the related product sales are recognized or when services are provided and are paid in accordance with the terms of the then-current distributor program agreements or other arrangements. Distributor program agreements expire annually, generally on December 31.

     Sales allowances during the three months ended September 30, 2005 totaled $28,000 (8% of gross product sales) compared to $59,000 (14% of gross product sales) in the comparable period of 2004. Sales allowances for the nine months ended September 30, 2005 and 2004 include the reduction by $91,000 and $95,000, respectively, of sales allowance liabilities recognized in prior quarters that will not be paid because actual amounts earned by distributors were less than amounts previously estimated. Excluding these sales allowance reductions, sales allowances during the nine months ended September 30, 2005 totaled $674,000 (18% of gross product sales) compared to $131,000 (14% of gross product sales) in the comparable period of 2004. We expect 2005 sales allowances to average approximately 15-20% of total gross product sales based on current product specific distributor programs.

Cost of Goods Sold

     Cost of goods sold consists primarily of the cost of products sold to distributors, idle capacity charges and the cost of products used for promotional purposes. Cost of goods sold was $586,000 in the third quarter of 2005, an increase of $255,000 (77%) compared to $331,000 in the third quarter of 2004. This increase was primarily due to less manufacturing activity in the third quarter of 2005 compared to the same quarter of 2004 which resulted in higher idle capacity costs being charged directly to cost of goods sold. Cost of goods sold for the first nine months of 2005 was $1.8 million compared to $1.5 million in the same period of 2004. An increase in cost of products sold related to higher sales volumes in 2005 was offset by a reduction in idle capacity charges resulting from additional manufacturing activities in 2005 compared to 2004 and the write-off in 2004 of Messenger labels that were not used due to the introduction of Messenger STS. We completed our current manufacturing operations in the second quarter of this year and we expect idle capacity charges to continue in the fourth quarter of 2005.

Research and Development Expenses

     Research and development expenses consist primarily of personnel, field trial, laboratory, regulatory, patent and facility expenses. Research and development expenses decreased $56,000 (6%) from $863,000 in the third quarter of 2004 to $807,000 in the same quarter of this year. This decrease was primarily a result of lower facility and field trial costs and a gain from the sales of certain assets, which was offset by an increase in depreciation and amortization. For the first nine months of 2005, research and development costs were $2.7 million, an increase of $400,000 (17%) from $2.3 million in the same period last year. This increase was primarily due to an increase in depreciation and amortization expense that resulted from reducing the estimated useful life of leasehold improvements and certain equipment at our research facility. Prior to terminating this facility lease effective August 31, 2005, we were pursuing additional tenants to sublease this lab and office space and we had expected to complete the sublease by December 2005.

Selling, General and Administrative Expenses

     Selling, general and administrative expenses consist of payroll and related expenses for sales and marketing, executive and administrative personnel; advertising, marketing and professional fees; and other corporate expenses. Selling, general and administrative expenses were $1.2 million in the third quarter of 2005 and 2004. For the first nine months of 2005, selling, general and administrative costs were $4.2 million, an increase of $0.6 million (17%) from $3.6 million in the same period last year. This increase resulted primarily from additional spending on advertising and marketing costs for the home and garden market and for the introduction of our new products during the first half of 2005.

     In April 2003, we subleased approximately 7,300 square feet of office space to another company under a five year sublease agreement. Due to declines in the real estate market, the rent we pay on the subleased space exceeded the initial rent to be collected under the sublease and we recorded a loss of $213,000. Due to the subtenants financial difficulties, the subtenant later reduced the rental payment and an additional loss of $159,000 was recorded in the quarter ended September 30, 2003. The subtenant vacated the space in October 2004. As a result, we recorded an additional loss of $202,000 at September 30, 2004 based upon an estimate of the time needed to re-sublease the space and expected future rents to be collected.

Lease Termination Loss

     On September 9, 2005, we entered into an Amendment of Lease and Termination Agreement with the landlord to terminate the lease of 63,200 square feet of research and office space in Bothell, Washington. The lease originally expired January 11, 2011. Average annual rent and operating costs under the lease were approximately $1.9 million. The termination was effective as of August 31, 2005.

     Approximately 34,300 square feet of the space subject to the lease was subleased. The sublease had an initial term that expired in December 2007. Average annual rent and operating costs under the sublease were approximately $1.2 million. In connection with the Amendment of Lease and Termination Agreement, the existing sublease was transferred to the landlord.

     The lease termination resulted in a loss totaling approximately $2.3 million. The lease termination loss is comprised of a termination fee totaling $1.5 million, consisting of $250,000 cash and the forfeiture of a $1.25 million security deposit (previously included in long-term other assets on the balance sheet at December 31, 2004); other costs, and an asset impairment loss on leasehold improvements and equipment at the leased facility totaling approximately $3.5 million, offset by the write-off of liabilities recorded for accrued losses on facility subleases and rent expense in excess of rent payments totaling approximately $2.7 million.

Interest Income

     Interest income consists of earnings on our cash and cash equivalents. Interest income increased $65,000 from $159,000 in the first nine months of 2004 to $224,000 in the same period of this year. The change was due to higher interest rates in 2005 offset by significantly lower average cash balances available for investment in the nine months ended September 30, 2005 compared to the same period in 2004.

Income Taxes

     We have generated a net loss from operations for each period since we began doing business. As of December 31, 2004, we had accumulated approximately $101.9 million of net operating loss carryforwards for federal income tax purposes, which expire between 2009 and 2024, and approximately $9.6 million in foreign tax net operating loss carryforwards, which expire between 2006 and 2009. We have provided a valuation allowance against our net deferred tax assets because of the significant uncertainty surrounding our ability to realize them. The annual use of these net operating loss carryforwards may be limited in the event of a cumulative change in ownership of more than 50%.

Liquidity and Capital Resources

     Our operating expenditures have been significant since our inception. We currently anticipate that our operating expenses will significantly exceed net product sales and that net losses and working capital requirements will consume a material amount of our cash resources. If net product sales do not significantly increase in the near term, we will have to further reduce our operating expenses. Our future capital requirements will depend on the success of our operations. We believe that the balance of our cash and cash equivalents at September 30, 2005 will be sufficient to meet our anticipated cash needs for net losses, working capital and capital expenditures for more than the next 12 months, although there can be no assurance in that regard. After the next 12 months, if net product sales do not significantly increase, we will have to further reduce operating expenses or secure additional financing. We may be unable to obtain adequate or favorable financing at that time or at all and may be required to cease operations. In this regard, our common stock listing was transferred from The Nasdaq National Market to The Nasdaq Capital Market on October 10, 2005. We elected to seek a transfer to The Nasdaq Capital Market because we had been unable to regain compliance with Nasdaq's minimum $1.00 bid price requirement for continued listing. By transferring to The Nasdaq Capital Market, we have been afforded an additional 180-calendar day grace period, or until March 31, 2006, in which to satisfy Nasdaq's $1.00 minimum bid price requirement. To regain compliance, the closing bid price of our common stock has to remain at $1.00 per share or more for a minimum of ten consecutive trading days. If we do not regain compliance with the minimum bid price rule by March 31, 2006, our common stock will be delisted. Trading on the Nasdaq Capital Market may have a negative impact on the value of our common stock, because securities trading on the Nasdaq Capital Market typically are less liquid than those traded on The Nasdaq National Market. As a result, it may be more difficult for us to raise capital. Moreover, if our common stock is delisted from The Nasdaq Capital Market, it could become even more difficult for us to raise capital and would further reduce the market liquidity for our common stock. The sale of additional equity securities could result in dilution to our shareholders.

     At September 30, 2005, our cash and cash equivalents totaled $8.6 million, a decrease of $3.3 million from the balance of $11.9 million at December 31, 2004. Prior to October 2000, we financed our operations primarily through the private sale of our equity securities, resulting in net proceeds of approximately $36.5 million through September 30, 2000. In October 2000, we received approximately $91.5 million in net proceeds from the initial public offering of 6,670,000 shares of our common stock. To a lesser extent, we have financed our equipment purchases through lease financings.

     Net cash used in operations decreased $2.4 million (41%) from $5.8 million in the first nine months of 2004 to $3.4 million in the same period of 2005. Net cash used in operations in the first nine months of 2005 resulted primarily from a net loss of $7.5 million, which includes depreciation and amortization expense of $1.7 million and a loss on lease termination of $2.3 million, and fluctuations in various asset and liability balances totaling $426,000. We expect that net cash used in operations will continue to be significant.

     We conduct our operations in two primary functional currencies: the U.S. dollar and the euro. Historically, neither fluctuations in foreign exchange rates nor changes in foreign economic conditions have had a significant impact on our financial condition or results of operations. We currently do not hedge our foreign currency exposures and are, therefore, subject to the risk of exchange rate fluctuations. We may invoice our international customers in U.S. dollars and euros, as the case may be. We are exposed to foreign exchange rate fluctuations as the financial results of foreign subsidiaries are translated into U.S. dollars in consolidation. Foreign exchange rate fluctuations did not have a material impact on our financial statements in the nine months ended September 30, 2005 or 2004.

     The following are our contractual obligations as of September 30, 2005 associated with our capital and operating lease obligations:

	Payments Due by Period

	(in thousands)
	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years

Capital lease obligations, including interest	$2	$2	$--	$--	$--
Operating lease obligations	521	428	92	--	--

Total	$523	$430	$92	$--	$--

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

     Sales allowances represent allowances granted to independent distributors for sales and marketing support and are based on the terms of the distribution agreements or other arrangements. Sales allowances are estimated and accrued when the related product sales are recognized or when services are provided and are paid in accordance with the terms of the then-current distributor program agreements or other arrangements.

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

Accounts Receivable and Allowance for Doubtful Accounts

     Accounts receivable balances are reported net of customer-specific related sales allowances. In determining the adequacy of the allowance for doubtful accounts, we consider a number of factors, including the age of outstanding invoices, customer payment trends, the financial condition of our customers, historical bad debts and current economic trends. Based upon our analysis of outstanding net accounts receivable at September 30, 2005, no allowance for doubtful accounts was recorded. Changes in the factors above or other factors could result in a significant charge.

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

     We also review our inventory to determine inventory classification. Inventory expected to be utilized in the next twelve-month period is classified as current and inventory expected to be utilized beyond that period is classified as non-current. In determining the classification of inventory, the Company considers a number of factors, including historical sales experience and trends, existing distributor inventory, expansion into new markets, introduction of new products and estimates of future sales growth. Changes in the factors above or other factors could result in significant changes in classification of inventory.

Valuation of Property and Equipment

     We periodically review the carrying values of our property and equipment to determine whether such assets have been impaired. An impairment loss must be recorded pursuant to SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” when the undiscounted net cash flows expected to be realized from the use of such assets are less than their carrying value. The determination of undiscounted net cash flows expected requires us to make many estimates, projections and assumptions, including the lives of the assets, future sales and expense levels, additional capital investments or expenditures necessary to maintain the assets, industry market trends and general and industry economic conditions. Our property and equipment consists primarily of assets used to manufacture and sell our products and assets used in our research and administration. For the purpose of assessing asset impairment, we have grouped all of these assets together in one asset group because our administration and research support our manufacturing and sales activities and do not have a separate identifiable cash flow.

     Based upon our most recently completed analysis of net cash flows expected to be realized from our remaining investments in property and equipment, including consideration of the reduction of rent and operating costs and write-off of leasehold improvements and equipment associated with the lease termination, no additional impairment loss was recorded. The critical estimates in the analysis are our ability to significantly increase sales over the next five years while controlling operating expenses at about current levels over the next four years. If net product sales do not significantly increase in the near term or if expenses significantly increase over the current level, a significant impairment loss may need to be recorded.

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

     We have incurred operating losses in each quarter since inception and we expect to continue to incur further operating losses for the foreseeable future. From our inception in July 1994 to September 30, 2005, we have accumulated a deficit of $113 million. For the nine months ended September 30, 2005, we incurred a net loss of $7.5 million. For the years ended December 31, 2004, 2003, 2002, 2001 and 2000, we had net losses of $8.9 million, $11.2 million, $23.5 million, $23.7 million and $15.7 million, respectively. To date, our revenues have been limited. For example, there were no sales in the fourth quarter of 2001 and annual net sales decreased from $3.5 million in 2001 to $1.9 million in 2002, $1.8 million in 2003 and $1 million in 2004. We expect our future revenues to come primarily from the sale of Messenger STS, employ, MightyPlant, ProAct™, N-Hibit™ and other products and these sales are highly uncertain.

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

     We currently anticipate that our operating expenses will significantly exceed net product sales and that net losses and working capital requirements will consume a material amount of our cash resources. If net product sales do not significantly increase in the near term, we will have to further reduce our operating expenses. We believe that the balance of our cash and cash equivalents at September 30, 2005 will be sufficient to meet our anticipated cash needs for net losses, working capital and capital expenditures for more than the next 12 months, although there can be no assurance in that regard.

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

Our common stock listing was transferred from The Nasdaq National Market to The Nasdaq Capital Market (formerly known as The Nasdaq SmallCap Market); we currently are not in compliance with The Nasdaq Capital Market minimum bid requirement and failure to regain and maintain compliance with this and other continued listing standards could result in delisting and adversely affect our market price and liquidity.

     Our common stock listing was transferred from The Nasdaq National Market to The Nasdaq Capital Market on October 10, 2005. We elected to seek a transfer to The Nasdaq Capital Market because we had been unable to regain compliance with Nasdaq's minimum $1.00 bid price requirement for continued listing. By transferring to The Nasdaq Capital Market, we have been afforded an additional 180-calendar day grace period, or until March 31, 2006, in which to satisfy Nasdaq's $1.00 minimum bid price requirement. To regain compliance, the closing bid price of our common stock has to remain at $1.00 per share or more for a minimum of ten consecutive trading days. If we do not regain compliance with the minimum bid price rule by March 31, 2006, Nasdaq will provide us written notification that our common stock will be delisted. In such case, we have the right to appeal Nasdaq’s delisting determination to a Listing Qualifications Panel. Trading on The Nasdaq Capital Market may have a negative impact on the value of our common stock, because securities trading on The Nasdaq Capital Market typically are less liquid than those traded on The Nasdaq National Market. Furthermore, we will not be eligible to relist our common stock on The Nasdaq National Market unless and until our common stock maintains a minimum bid price of $5.00 per share for 90 consecutive trading days and we otherwise comply with the initial listing requirements for The Nasdaq National Market

     If our common stock were to be delisted from The Nasdaq Capital Market, we may seek quotation on a regional stock exchange, if available. Such listing could reduce the market liquidity for our common stock. If our common stock is not eligible for quotation on another market or exchange, trading of our common stock could be conducted in the over-the-counter market on an electronic bulletin board established for unlisted securities such as the Pink Sheets or the OTC Bulletin Board. As a result, an investor would find it more difficult to dispose of, or obtain accurate quotations for the price of, our common stock.

     If our common stock is delisted from The Nasdaq Capital Market, and if we fail to obtain quotation on another market or exchange, and if the trading price remains below $5.00 per share, then trading in our common stock might also become subject to the requirements of certain rules promulgated under the Securities Exchange Act of 1934, which require additional disclosure by broker-dealers in connection with any trade involving a stock defined as a “penny stock” (generally, any equity security not listed on a national securities exchange or quoted on Nasdaq that has a market price of less than $5.00 per share, subject to certain exceptions). Many brokerage firms are reluctant to recommend low-priced stocks to their clients. Moreover, various regulations and policies restrict the ability of shareholders to borrow against or “margin” low-priced stocks, and declines in the stock price below certain levels may trigger unexpected margin calls. Additionally, because brokers’ commissions on low-priced stocks generally represent a higher percentage of the stock price than commissions on higher priced stocks, the current price of the common stock can result in an individual shareholder paying transaction costs that represent a higher percentage of total share value than would be the case if our share price were higher. This factor may also limit the willingness of institutions to purchase our common stock. Finally, the additional burdens imposed upon broker-dealers by these requirements could discourage broker-dealers from facilitating trades in our common stock, which could severely limit the market liquidity of the stock and the ability of investors to trade our common stock

We currently depend on products that are based on the same new technology, and our development and commercialization of those products may not be successful.

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

     Based on information received from distributors, we estimate that distributors sold 66,000 ounces of Messenger in 2000, 596,000 ounces in 2001, 684,000 ounces in 2002, 734,000 ounces in 2003 and 800,000 ounces in 2004. During the first nine months of 2005, we estimate that distributors sold 718,000 ounces to growers, compared to 730,000 ounces in the same period of 2004. We estimate that Messenger and Messenger STS inventory held by distributors at September 30, 2005 was approximately 270,000 ounces. We sent distributors approximately 470,000 ounces of additional Messenger STS for free in 2004 as part of an effort to lower the average cost of their year-end Messenger inventories by approximately 50%. This free product significantly increased channel inventory and negatively affected our sales to distributors. We do not expect distributors that hold significant inventories of Messenger or Messenger STS to place additional orders for our products until their current inventories are reduced, which will adversely affect our sales and results of operations.

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

     We intend to rely on independent distributors and retailers of agri-chemicals to distribute and assist with the marketing and sale of our current products and any other products we may develop. We have engaged several independent distributors and retailers for the distribution and sale of our products. Our future revenue growth will depend in large part on our success in establishing and maintaining these sales and distribution channels. We are continuing to develop our distribution network and we may be unable to establish or maintain these relationships in a timely or cost-effective manner. Moreover, we cannot assure you that the distributors and retailers on which we rely will focus adequate resources on selling these products or will be successful in selling them. Many of our potential distributors and retailers are in the business of distributing and sometimes manufacturing other, possibly competing, plant protection and yield enhancement products and may perceive our products as a threat to various product lines currently being manufactured or distributed by them. In addition, the distributors and retailers may earn higher margins by selling competing products or combinations of competing products. If we are unable to establish or maintain successful relationships with independent distributors and retailers, we will need to further develop our own distribution and sales and marketing capabilities, which would be expensive and time-consuming and the success of which would be uncertain.

     Three distributors accounted for an aggregate of 38% of net product sales revenue in first nine months of 2005 and three distributors accounted for an aggregate of 44% of our net sales revenue in the same period of 2004. If any distributor that purchases a significant amount of our products were to discontinue purchasing our products at any time, our sales would be adversely affected. In addition, the failure of any of these distributors, or of any other distributor to which we extend a significant amount of credit, to pay its account, now or in the future, may harm our operating results.

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

     Our products are currently being stored in large quantities under various conditions by us and by distributors. Most of this material was manufactured in 2001, 2002, 2004 and 2005. We have conducted two year long-term stability studies that indicate Messenger is stable for at least two years under our recommended storage conditions. Further, the results of recently completed re-testing of Messenger manufactured in 2000 indicate that it is still stable with similar biological activity and performance as of the original manufacture date. No assurance can be given, however, that actual storage conditions will not cause our products’ quality to degrade over a shorter time period.

The inventory of Messenger held by us and by distributors is aging and may not meet our quality standards, which could adversely affect market acceptance of our products and our results of operations.

     Our inventory at September 30, 2005 includes approximately 2.6 million ounces of Messenger and Messenger STS that was manufactured in 2001, 2002, 2004 and 2005. In addition, we estimate that distributors own approximately 270,000 ounces of Messenger and Messenger STS that was manufactured between 2001 and 2004. Due to the age of this inventory, we conducted limited re-testing of Messenger samples produced in 2000 and 2001. In 2003, we voluntarily recalled and replaced approximately 10,000 ounces of Messenger owned by distributors that our limited re-testing indicated had degraded below our quality control standards.

     Although results of our limited re-testing indicate that a portion of inventory manufactured in 2001 and 2002 continues to meet our quality standards, no assurance can be given that this material will continue to meet our quality standards, nor can we predict if or when this material might fail to meet our quality standards. If our limited re-testing program indicates that additional material has degraded below our quality standards, we may have to record additional inventory write-downs and, although we are not required to, may choose to replace any such product owned by distributors or growers, which could adversely affect the market acceptance of our products or our results of operations.

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

     We are required to obtain regulatory approval from certain state and foreign regulatory authorities before we market our products in those jurisdictions. Some of these jurisdictions may apply different criteria than the EPA in connection with their approval processes. Although we are authorized to sell Messenger and Messenger STS in 48 states for use on virtually all crops for crop production and disease management, and to sell Messenger and Messenger STS in California for use on citrus for yield enhancement and on strawberries, citrus, grapes and fruiting vegetables, such as tomatoes and peppers, for disease management, we have not received approval of Messenger, Messenger STS or N-Hibit for use on other crops in California. In Colorado, Messenger is approved for use on virtually all crops for home and garden use. ProAct has been approved for use in 47 states, including Colorado, and is pending approval in all other states except California. We have also received authorization to sell Messenger, or are exempt from formal authorization requirements, in at least 26 foreign countries, including Spain, Germany, Mexico, China and six Central American countries. Our registration in China is temporary and limited to the sale of Messenger for use on tomatoes, peppers, tobacco, and rapeseed. Our registration in Spain is limited to the sale of Messenger for use on tomatoes, peppers, cucumbers, melons, strawberries, lettuce, citrus and olives. The EPA has approved the use of Messenger STS and we are currently in the process of obtaining foreign registrations for this product, but there can be no assurance that such registrations will be obtained on acceptable terms.

     Neither employ nor MightyPlant are pesticides and they are not regulated by the EPA. However, several states and foreign governments regulate both products. Many states regulate employ as a plant amendment or soil conditioner and some of these states and foreign regulatory authorities require the submission and review of performance data and other information prior to granting their approval. We are authorized to sell employ in 33 states and no foreign countries. MightyPlant is classified by most states as a fertilizer and we are now in the process of obtaining state approvals for its sale. We are authorized to sell MightyPlant in 45 states and no foreign countries. However, there can be no assurance that we will obtain approval to sell employ or MightyPlant in other states or foreign countries.

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

     Our operations are currently based primarily in the U.S. and Europe. Transactions in the U.S. are denominated in U.S. dollars and transactions in our European unit are generally denominated in foreign currencies, primarily Euros. The balance of foreign currency-denominated assets and liabilities at September 30, 2005 was not significant.

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

     As of September 30, 2005, of the net offering proceeds, we have used approximately $18.6 million to expand and enhance our manufacturing, research and development and administration facilities, and approximately $64.3 million for working capital and general corporate purposes. The remaining portion of the net offering proceeds has been invested in cash equivalent investments. Our use of the proceeds from the offering does not represent a material change in the use of proceeds described in the prospectus included as part of the Registration Statement.

Item 6. Exhibits.

     Exhibits 10.1, 31.1 and 31.2 are being filed as part of this quarterly report on Form 10-Q. Exhibits 32.1 and 32.2 are being furnished with this quarterly report on Form 10-Q.

(a) Exhibits.

Exhibit Number	Description

10.1	Form of Option Letter Agreement for Directors and Officers

31.1	Rule 13a-14(a) Certification (Chief Executive Officer).

31.2	Rule 13a-14(a) Certification (Chief Financial Officer).

32.1	Section 1350 Certification (Chief Executive Officer).

32.2	Section 1350 Certification (Chief Financial Officer).

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EDEN BIOSCIENCE CORPORATION
Date:	October 28, 2005

		By:	/s/ Rhett R. Atkins

Rhett R. Atkins
President and Chief Executive Officer

		By:	/s/ Bradley S. Powell

Bradley S. Powell
Vice President of Finance, Chief Financial Officer and Secretary (principal financial and accounting officer)