Form 10-K
period 2005-12-31
EDEN BIOSCIENCE CORP
filed 2006-03-15
CIK 930095

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

OR

[]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from

to

.
Commission File No. 0-31499

Eden Bioscience Corporation
(Exact name of registrant as specified in its charter)

Washington	91-1649604
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

11816 North Creek Parkway N., Bothell, Washington (Address of principal executive offices)	98011-8201 (Zip code)
(425) 806-7300 (Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:
Common stock, par value $0.0025 per share
(Title of class)

Indicate by check mark if the registrant is a well-known-seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [  ]  No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [  ]  No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]  No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act of 1934.
Large accelerated filer   [  ] Accelerated filer  [  ]  Non-accelerated filer  [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [  ]  No [X]

The aggregate market value of the common stock held by non-affiliates of the registrant, based on the closing sale price on June 30, 2005 as reported on The Nasdaq National Market, was $14,229,868.

The number of shares of the registrant’s common stock outstanding as of March 14, 2006 was 24,406,870.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of Eden Bioscience Corporation’s proxy statement for its 2006 Annual Meeting of Shareholders to be filed with the Commission pursuant to Regulation 14A not later than 120 days after December 31, 2005 are incorporated by reference in Part III of this Form 10-K.

EDEN BIOSCIENCE CORPORATION
INDEX TO FORM 10-K

PART I

This Annual Report on Form 10-K and the documents incorporated herein by reference contain forward-looking statements. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expect,” “plan,” “intend,” “anticipate,” “believe,” “estimate,” “predict,” “potential” or “continue,” the negative of these terms or other terminology. These statements are only predictions. Actual events or results may differ materially. In evaluating these statements, you should specifically consider various factors, including the risks outlined in Item 1Aof this report. These factors may cause our actual results to differ materially from any forward-looking statement. The cautionary statements made in this document should be read as being applicable to all forward-looking statements wherever they appear in this document. We undertake no obligation to publicly release any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

Item 1.    Business.

Overview

Eden Bioscience is a plant health technology company that markets a line of products based on our proprietary harpin protein technology and manufacturing processes. These products are marketed under the umbrella brand of Harp-N-Tek™ and are used in agricultural and horticultural production as well as the Home & Garden market. We believe that Harp-N-Tek products enhance plant health and improve overall plant production and output quality. Harpins are naturally occurring proteins produced by disease-causing bacteria that attack plants. Harpin proteins are not a part of the destructive disease complex but instead serve the beneficial purpose of alerting plants to the fact that they are under attack. They activate signaling receptors present in most plants designed to specifically detect the presence of harpin proteins. This warning signal is transmitted throughout the plant and turns on the plant’s intrinsic ability to protect itself by deploying both growth and defense responses. Eden Bioscience’s Harp-N-Tek products provide these harmless yet potent signal-inducing harpin proteins and protein extracts, which trigger beneficial responses designed to protect plants, to help plants grow through stress, to improve plants’ uptake of nutrients, and to enhance the overall level of plant health. The mode of action of Harp-N-Tek products differ from other plant health and protection products. They work by turning on the plant’s own natural “inside-out” growth and defense capabilities. In the absence of growing plants, Harp-N-Tek products have no activity. They have no direct effect on any pest or on the plant’s external environment. Even when sprayed on a plant, Harp-N-Tek products do not enter the plant. They bind with the plant’s external harpin protein receptors. Since Harp-N-Tek products rapidly biodegrade, they do not persist on the plant or in the environment, nor leave any detectible residue. Standard plant protection products are designed to directly attack pests in the plant’s external environment using either an outside-only (non-systemic) or an outside-in (systemic) mode of action. Harp-N-Tek products complement these outside-only and outside-in modes of action, and can be used in conjunction with most standard plant protection products to gain the added advantage of the inside-out mode of action.

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

Our sales of Messenger and Messenger STS to distributors and usage by growers have been significantly below our expectations since our inception. Our sales suggest that the initial emphasis on disease control as one of the primary benefits of using Messenger was not accepted by the marketplace. In the fall of 2002, we began the process of repositioning Messenger as a plant health regulator for increasing marketable yield, quality, and shelf life in high value crops. We believed market research conducted in the spring and summer of 2003 revealed that enhancing our value proposition to growers could increase the amount of product used by growers. We implemented a sales promotion through our distributors in the fall of 2003 to test our research and the response it predicted and to select a new price level. We believed the results of our test market validated our research, demonstrated the potential of an enhanced value proposition in increasing grower usage, and led us to significantly reduce the per-ounce price of Messenger and Messenger STS for 2004 compared to the per-ounce price of Messenger in 2003. Our strategy did not generate the anticipated increase in grower usage in high value crops in the US; although we believe it did result in a significant increase in usage in row crops. In Spain and in the Home and Garden market, where Messenger was introduced as a plant health regulator using our new value proposition, sales in 2004 met or exceeded our expectations. Our overall grower usage for 2004 of Messenger and Messenger STS increased only 9%. In 2005, grower usage of Messenger products increased 8% overall and 48% outside the US. Messenger sales in the US were negatively impacted by the introduction of our second generation harpin protein product, ProAct, as a replacement for Messenger STS in row crop markets. In 2005, distributor inventory of Messenger products decreased by 40% to 309,000 ounces. With our inventory at this level, we believe sales to distributors will be the best representation of future Messenger usage.

Our market research also indicates that plant nutrition is another market closely associated with plant health. In 2004, we introduced both employ™ and MightyPlant™, a new line of products designed especially for the plant nutrition market. MightyPlant and employ contain protein extracts from the manufacturing process of both harpinEA and/or harpinab proteins. Employ is specifically designed to enhance nutrient uptake when mixed in the application tank with foliar nutrients and is a non-EPA regulated product. The research we conducted on nutrient uptake has also allowed us to develop Harp-N-Tek inside fertilizers, under the trade named MightyPlant. These products are also not regulated by the EPA. Our first product, MightyPlant 18-18-18, was introduced in a test market in the Home & Garden segment in April of 2004 and in a test market for agricultural use in June of the same year. Market response to MightyPlant 18-18-18 has been favorable. We introduced our second product, MightyPlant 15-0-40 CitrusSet, in January of 2005. This was followed by the introduction of MightyPlant 11-41-08 in November of 2005 for turf markets. The MightyPlant line of products not only represents a new market entry for Harp-N-Tek products; it is also a new strategy for marketing harpin technology by taking products already being used in the marketplace and creating value added products that incorporate our technology. In the specific case of MightyPlant, most high value crops receive in-season foliar sprays of nutrients to augment soil fertility levels at times of significant plant nutrient utilization. MightyPlant 18-18-18, MightyPlant 15-0-40 CitrusSet, and MightyPlant 11-41-08 are Harp-N-Tek inside formulations of existing foliar fertilizers that are already being used extensively in high value crops and turf. The harpin technology enhances nutrient activity and this allows MightyPlant to be sold as a value-added substitute for existing commodity products.

In September of 2004, we received registration from the EPA for N-Hibit™ seed treatment. It utilizes the first generation harpinEA protein and is specially formulated to reduce nematode populations by turning on the plant’s own natural capabilities to defend itself. N-Hibit illustrates the complimentary mode-of-action from using Harp-N-Tek products that work from the inside-out in conjunction with standard pesticides that normally work from the outside-in. Nematodes are a predictable stress event on a large acreage of cotton. Nematode damage starts at planting and nematode populations increase rapidly as the season progresses. The most widely used cultural practices are for the suppression of nematode populations. The widely used products are insecticides that work outside the plant in its root zone. With moisture, these insecticides are absorbed by the plant and dispersed throughout the plant for systemic control. As the plant grows, the insecticide concentration in the plant decreases, the roots grow out of the treated zone in the soil, and the effectiveness of nematode suppression is reduced. N-Hibit is also used at planting to suppress egg reproduction but the inside-out, whole plant defense mechanism is activated with seed germination and is not affected by the size of the externally treated zone in the soil. University research has shown that the performance of N-Hibit compared favorably with current products in use. N-Hibit was launched in the US cotton market in February of 2005 to be used in conjunction with existing nematode suppression strategies. Initial sales of N-Hibit were encouraging and the second year of field results was positive. We expect sales of N-Hibit to increase in 2006.

In February of 2005, we received EPA registration for ProAct™. It is made using the next generation harpin protein — harpinab. ProAct was developed specifically to enhance yield in row crops such as corn, cotton, rice, and other cereals. In the development of ProAct, we targeted applications around a predictable stress event related to cultural practices associated with weed control by combining ProAct with existing post-emerge herbicide applications. In field trials conducted in 2003, ProAct generated an average yield increase of 9% in cotton and 8% in corn at application rates containing one-sixth the active ingredient used in Messenger. In 2004, we received an experimental use permit from the EPA and expanded our development program to include rice. We contracted with independent scientist and crop experts to conduct all 2004 trials. In approximately 20 commercial and replicated cotton trials, ProAct generated increased yields across all tested application rates and timings. We selected the one-ounce per acre application rate for commercialization because we believe it provides the most attractive return on investment for growers with an average yield increase, based on field trial data, of 11% when applied with existing applications of glyphosate post-emerge herbicide and 9% when applied after glyphosate. In field trials conducted in 2005, ProAct averaged a 53 pound lint yield increase across 99 yield comparisons. The three-year average yield increase in cotton across 135 comparisons with ProAct, based on field trial data, is 69 pounds, which we believe provides a favorable return on investment to growers. In 3 replicated rice trials in 2004, ProAct produced an average yield increase of 6 bushels per acre at the one-half ounce application rate. In replicated rice trials conducted in 2005, the average yield increase was 5.7 bushels. These commercial use rates require one-sixth to one-twelfth the active ingredient used in Messenger and provide similar or better performance. This has allowed us to make what we believe is an attractive economic proposal to growers in these crops. We also expanded our field research in 2005 to soybeans. In 8 replicated trials, yields were increased by 5.9% at the one-half ounce rate and 10.9% at the one ounce rate.

In 11 replicated corn trials in 2004, ProAct increased corn yields on average by eight bushels per acre at the one-half ounce per acre rate when applied with the first application of glyphosate herbicide. In February of 2005, Eden Bioscience and the National Corn Growers Association (NCGA) entered into an agreement to co-sponsor a ProAct Partnership Program for corn growers who are NCGA members. Under this program, corn growers with combine yield monitors conducted trial plots of about 20 acres each. They then determined yield increases and other beneficial results from ProAct treatments. This program was designed to provide further information on ProAct performance in a variety of post-emergence weed management systems, growing conditions, and tillage systems across the Corn Belt. As part of this program, NCGA members also qualified for a $1.00 per ounce discount on ProAct. The average yield increase across this broad geographic range of trials in 2005 was five bushels per acre, making the three year average yield increase with ProAct, based on field trial data, seven bushels per acre.

In shelf-life studies in bagged lettuce conducted by the University of Arizona in 2004, the harpinab protein gave superior performance in reducing microbial populations relative to the harpinab protein at rates of active ingredient one-sixth of those used for Messenger. At an active ingredient concentration one-third that used in Messenger, the shelf life of bagged lettuce was increased from 12 days for the untreated control to 18 days for the harpinab protein treated sample. These results have led us to conclude that further study of the harpinab protein’s performance in enhancing shelf life should be investigated, as well as, comparing ProAct performance to Messenger STS performance in high value crops.

In March 2003, we began limited marketing of Messenger to the Home and Garden market, focusing primarily on roses. In 2004, we used the information we gained in 2003 and incorporated it into an expanded marketing plan concentrating our Home and Garden efforts in the Pacific Northwest and the Northeastern regions of the United States. We also introduced MightyPlant as a test market. We expanded our efforts with plant-specific interest groups such as the American Rose Society and, in addition to the endorsement from the American Rose Society, we received endorsements for Messenger from the National Home Gardening Club and the National Gardening Association. We expect to receive additional society endorsements in 2006. We greatly increased resources allocated to the Home and Garden market in 2005 and expanded our efforts to include the Southeastern US in our target areas. Sales in the Home and Garden segment grew by 100% in 2005 and continued strong growth is expected in 2006. In January of 2006, we introduced Messenger seed treatment in a “puffer” applicator bottle for Home and Garden use.

In 2005, sales of new products accounted for 51% of total revenue. Sales of Messenger products represented 39% of total revenue and sales in the Home & Garden market accounted for 10% of total revenue. Our near-term priorities are to build on the successful introduction and commercialization of N-Hibit, ProAct, and MightyPlant in the US agricultural market; continue to aggressively pursue the expansion of Messenger sales in Spain; and increase sales in the Home and Garden market. We will also investigate the potential of ProAct in high value crop markets now served with Messenger products and the efficacy of the harpinab protein in seed treatments. In 2005, we expanded our sales outside of the United States and Spain with new sales in Turkey, Greece, South Africa, and Asian markets and with the sale of harpin proteins as an input for enhanced nutrient products. We will continue to seek growth in these markets and we will expand our efforts in row crops in the US and other countries with ProAct. We believe that the additional products and technologies currently being commercialized have the potential to enhance performance in specific markets, reduce our production costs and provide the combination of performance and economics necessary to create a profitable company. Due to the growing seasons of our targeted crops, we expect grower usage of our products to be highly seasonal and believe the second quarter of each year to be the most significant period of use. We have incurred significant operating losses since inception. We have reduced the cash used in operations from $17.6 million in 2002 to $5.2 million in 2005.

We were incorporated in the state of Washington in 1994.

Industry Overview

In order to remain competitive in the global agricultural marketplace, growers are consistently challenged to increase productivity by improving crop yield and quality. Over the last several decades, growers have relied on the development of more effective farming practices, improved plant protection and yield enhancement methods and products to limit agricultural crop losses and to increase the yield and quality of their crops. In recent years, however, the rate at which advanced growers have been able to further improve crop productivity has declined as improved farming practices have become more fully implemented, as land suitable for conversion to farming has become scarcer and as concerns about the environmental impact of farming practices have increased. Moreover, growers today face increasing scarcity of available resources, such as labor, water and land, and increasing restrictions on the use of traditional chemical pesticides. At the same time, the global demand for food and improved food quality continues to increase with population growth and generally rising standards of living.

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

The Harp-N-Tek component of our products works without entering the plant and then rapidly biodegrades. We believe our Harp-N-Tek products provide the following valuable benefits to growers:

•	Simultaneous activation of natural plant systems to:

–	Improve plant health, growth, crop yield, shelf-life, and quality. We have demonstrated an ability to activate the plant’s interrelated physiological processes for self-defense, stress-relief, and growth. These plant responses can be turned on through seed treatments and/or foliar sprays and applications can be timed to coincide with physiologically significant events in the plant’s life cycle or in anticipation of predictable stress-defense events. These responses result in improved plant growth as evidenced by increases in one or more of the following: biomass, photosynthesis, nutrient uptake and root development. We believe the improved plant growth observed in our field trials of Harp-N-Tek products leads to improved plant health and generally increased yields, shelf-life, and quality over current agronomic practices.

–	Resist and/or suppress a broad array of stresses caused by outside factors in the production cycle. Our technology has demonstrated an ability to enhance overall plant health and to activate plants’ natural self-defense and stress-relief systems, all of which help to assist in defense against a broad spectrum of stresses caused by certain disease and cultural practices when used as part of an Integrated Pest Management program.

–	Suppress nematode egg reproduction per root weight. Our technology has demonstrated the ability to reduce nematode egg reproduction when used as a seed treatment, foliar application, or expressed in modified plants.

•	Effectiveness across a wide array of crops. Our technology has proven effective in activating natural, innate, interrelated physiological processes for self-defense, stress-relief, and growth systems in over 40 crops, including high-value crops such as citrus, grapes, tomatoes, peppers, cucumbers, melons, stone fruits, tobacco and strawberries; traditional field crops such as cotton, wheat, rice and corn; and ornamental crops such as roses.

•	Reduced risk of environmental damage and improved worker safety. Based on independent toxicology studies, in-house laboratory tests and extensive field-testing, we believe harpin protein has little, if any, impact on the environment. As a result, we believe Harp-N-Tek products have significant advantages over traditional chemical pesticides in terms of worker safety and environmental consequences.

•	Reduced likelihood of pest resistance. Over time, the direct killing function associated with chemical pesticides sometimes results in pest and pathogen resistance. Because the mode of action of our technology has no direct effect on the environment and works through the initiation of the plant’s own natural responses, we believe it is less likely that pests and pathogens will develop resistance to our products.

Our Business Strategy

Our objective is to utilize our proprietary technology to develop, manufacture and market Harp-N-Tek products that enhance crop yield, quality, and/or shelf life and that improve plant health and the plant’s ability to defend itself from predictable stresses. We plan to achieve this goal by implementing the following key strategies:

•	Introduce and commercialize new Harp-N-Tek products, continue to commercialize existing products, build and expand on the successful introduction of Messenger in Spain, and seek new market opportunities outside the United States. We plan to continue to commercialize N-Hibit, ProAct, and existing MightyPlant products, and explore opportunities for new MightyPlant products while we continue our efforts with Messenger STS, Messenger for Home and Garden, and employ in the United States. We will increase our activities related to Messenger in Spain and expand from this sales base into other European countries. We initiated sales of Messenger in Turkey and Greece in 2005. We will

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

•	Promote the benefits of our Harp-N-Tek products and of harpin-related technology. We intend to use our existing and growing body of field trial results to promote the use of our existing commercial Harp-N-Tek products and the benefits of our proprietary technology. We plan to build market awareness through a wide range of distributor and grower education activities, advertising, field demonstration programs, materials and events, including conference and trade show appearances and the dissemination of sales literature and promotional materials.

•	Continue to develop new products that utilize our harpin technology, activate natural plant growth and defense systems; and enhance overall plant health. We plan to focus our research and development activities on developing formulations that allow us to add our harpin technology to existing products and create new value added Harp-N-Tek products. We will concentrate our Field Biology and Development activities on commercializing our existing Harp-N-Tek products; on using them in conjunction with existing cultural practices; and exploring the potential of the harpinab protein in current Messenger markets. We have also found that the value of our technology is best expressed when applications are made to coincide with physiologically significant events or in anticipation of stress-defense events. Physiologically significant events in the plant’s life cycle are critical stages such as bloom initiation or peak nutrient utilization while stress events are often a result of cultural practices or uncontrollable weather events.

•	Control and protect our technology. We own or have obtained exclusive worldwide rights to patents and patent applications that cover harpin proteins, genes encoding harpins and their use and other related technologies. We plan to aggressively protect our control of these technologies by enforcing our current patents and filing additional patent applications as warranted.

•	Maintain control over product manufacturing. In order to control the quality and supply of our current products and any future products we may develop and to help maintain our proprietary position, we intend to retain control over the manufacturing of these products. We have established comprehensive and detailed quality control and assurance systems to ensure that we sell the highest quality products. We will use independent manufacturing arrangements only when we can satisfy ourselves that we can maintain our quality standards.

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

Our Products

We have developed a line of Harp-N-Tek products based on Eden Bioscience’s proprietary harpin protein technology and manufacturing processes. Harpins are naturally occurring proteins produced by disease-causing bacteria that attack plants. Harpin proteins are not a part of the destructive disease complex but instead serve the beneficial purpose of alerting plants to the fact that they are under attack. They activate signaling receptors present in all plants designed to specifically detect the presence of harpin proteins. This warning signal is transmitted throughout the plant and turns on the plant’s intrinsic ability to protect itself by deploying both growth and defense responses. Eden Bioscience’s Harp-N-Tek products provide these harmless yet potent signal-inducing harpin proteins and protein extracts, which trigger beneficial responses designed to protect plants, to help plants grow through stress, and to enhance the overall level of plant health. We have developed seven EPA regulated products, Messenger, Messenger for Home and Garden, Messenger Seed Treatment for Home & Garden Messenger STS, N-Hibit, N-Hibit CST, and ProAct. The mode of action of these products different from other plant health and protection products. They work by turning on the plant’s own natural “inside-out” growth and defense capabilities. In the absence of growing plants, these products have no activity. They have no direct effect on any pest or on the plant’s external environment. Even when sprayed on a plant, these products do not enter the plant. They bind with the plant’s external harpin protein receptors. Since these products rapidly biodegrade, they do not persist on the plant or in the environment, nor leave any detectible residue. All effects are a result of activating the plant’s natural mechanisms. We have also developed four products that are regulated under state nutritional laws, employ, MightyPlant 18-18-18,

MightyPlant 15-0-40 CitrusSet, and MightyPlant 11-41-08. These products are designed to enhance plant health through direct nutritional pathways.

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

Harp-N-Tek products Performance in Field Trials

We conduct both small scientifically oriented field trials and large demonstration field trials to test the efficacy and performance of our products, to educate growers and their advisors regarding the benefits and use of these products, and to generate data to enable us to improve application rates and timing. In addition, we conduct field trials in connection with our research and development of new products. Field trials are conducted with major growers, universities and consultants. Generally, we pay these independent third parties to execute, evaluate and report on our trials pursuant to specific protocols agreed to by such parties. Cooperator compliance with agreed protocols is monitored by our field development scientists.

Since 1996, we have completed in excess of 1,200 field trials on over 40 crops in the United States, Spain and other European countries, the People’s Republic of China, Mexico, Africa, the Middle East and other countries and regions of the world. The majority of trials were conducted on citrus, cotton, cucumber, peppers, strawberries, tobacco, tomatoes, grapes and corn. Our field trials generally demonstrated that Harp-N-Tek products deliver one or more of the targeted benefits of increased marketable yield, enhanced quality and extended shelf-life. employ and MightyPlant have been tested for enhancing nutrient uptake in the agricultural crop market and the Home and Garden market, respectively.

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

In the commercial agriculture market, our 2005 efforts focused on the introduction of N-Hibit, ProAct, and MightyPlant products as well as the continued expansion of our Messenger products business. Our efforts in the US were more focused on row crops than in past years with the registration of N-Hibit and ProAct while our efforts in high value crops expanded to include MightyPlant products. This crop concentration was chosen based on market size, consistency of product performance, geographic concentration, grower concentration and our ability to communicate the benefits of our products to distributors and growers. In addition, we are focusing on leading commercial growers who have significant purchasing power and are generally considered early adopters of new technologies. We are working with these growers and their consultants in field demonstrations, enabling them to become familiar with our products and to experience their benefits firsthand. Our efforts in 2006 will be focused on consolidating and expanding our 2005 gains in row crops and the Home & Garden market in the United States and high value crops in Spain.

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

In the second quarter of 2003, it became apparent that we would not reach our sales targets. We initiated market research to determine what other actions were necessary for increasing our rate of growth. This research suggested that a new value proposition with Messenger would increase the rate of growth in grower usage. In September of 2003, we implemented a “buy one, get one free” promotion in cooperation with our distributors to observe the effects of a new pricing model. We then used what we learned from this test market in planning the introduction of our improved STS formulation of Messenger in January 2004. We believe the outcome of this program supported the hypothesis that growth in grower usage was achievable with a new value proposition. We targeted the same grower price per-acre in 2004 that was available under our fall “buy one, get one free” promotion. This action required adjusting the value of existing distributor inventories to make this new pricing available to growers immediately and was accomplished by making additional products available to our distributors at no charge. A total of 470,000 ounces of product were given to distributors in 2004 at no charge, which had a negative impact on our sales to distributors. Our growth rate in the usage of Messenger STS was below our expectations. This is a clear indication that our repositioning of Messenger products has not yet taken hold in the original US fruit and vegetable markets that we targeted; although, we did see substantial growth in strawberries and the US row crop markets with the new Messenger positioning and pricing. The ability to grow in US row crop markets with the right pricing and market positioning was confirmed in 2005 with the introduction of ProAct and N-Hibit. Sales in Spain, where Messenger was introduced in 2004 as a plant health regulator, have continued to grow.

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

Over time, we intend to continue to pursue selected international opportunities by establishing relationships with individuals or companies having experience in selected foreign markets, conducting additional international field trials, pursuing regulatory approval in international markets with concentrations of our targeted crops and establishing relationships with foreign distributors in an effort to capitalize on global opportunities. In 2004 and 2005, sales of Messenger in Spain represented a substantial percentage of our business. Our international sales for 2005, 2004, and 2003 are provided in the section on this report captioned “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Results of Operations.” We believe international sales will increase in 2006 due to increased sales in Spain and new customers in other markets.

In March 2003, we began marketing Messenger for Home and Garden through retailers and over the Internet, concentrating primarily on roses. In the Home and Garden market, we are also concentrating on leading authorities that test and advise gardeners regarding the use and expected results from new product introductions. In April 2004, we began test marketing of MightyPlant 18-18-18, a Harp-N-Tek inside fertilizer. This allowed us to examine our participation in the Home and Garden nutritional market and those results led us to introduce MightyPlant 18-18-18 to the wider US agricultural market through sales to our distributors in 2005. In January of 2005, we expanded the MightyPlant line of products to include 15-0-40 CitrusSet. In November of 2005, we introduced MightyPlant 11-41-08 for turf. In January of 2006, we introduced Messenger Seed Treatment for the Home & Garden market.

As of February 28, 2006, we had 11 full time technical sales representatives and four part time sales consultants reporting to the Director of Sales and Marketing and three full time technical sales representatives comprising the Home and Garden Business Unit in the United States. We have a Business Manager for Europe and Latin America and three sales consultants in Europe

Manufacturing

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

Over the last year, we have reduced the number of outside leased facilities associated with warehousing and as of January 2006 we have manufacturing and warehousing consolidated in one facility. The manufacturing portion of our facility is monitored and regulated by a number of different governmental agencies including local, state and federal authorities. We believe that we are in compliance with all regulatory requirements relating to our facilities.

Research and Development Programs

Our research and development efforts utilize protein and organic chemistry, analytical chemistry, recombinant technologies and traditional water-based fermentation techniques. As of March 14, 2005, we employed five researchers and support staff in Bothell, Washington and other locations, four of whom hold doctoral degrees. These employees work in the following functional areas: three researchers and support staff who perform research and quality control relating to new product and formulation development in Bothell, Washington; one field biology and development scientist whose primary responsibility is to plan, coordinate and oversee Harp-N-Tek product field trials in the U.S. and Europe; and one employee that handles regulatory affairs worldwide. Through our extensive knowledge of harpin effects and harpin receptors and our research program, we discovered the next generation of harpin protein for commercial development, harpinab, which received full EPA registration in February 2005. The harpin ab protein was made by incorporating four growth domains from four different harpin proteins into a single protein. The amino acid chain of the harpinab protein overlaps about 60% with the harpinEA protein used in Messenger. We believe that we will continue to discover and develop new products that will improve yield enhancement and plant protection in the future. Our research and development efforts are focused on reducing product costs, expanding and improving product formulations, increasing product efficacy, developing new markets and demonstrating biological activity. Our primary projects are:

•	Conducting Harp-N-Tek product field trials. We are conducting field trials to further evaluate Harp-N-Tek product’s efficacy in certain crops and regions, provide additional product information to growers, support sales and marketing in focus crops and expand our knowledge base of current and potential new focus crops. Our major emphasis in 2005 was on cotton and corn, while implementing studies in soybeans. We believe of field trials show a favorable return on investment for growers that use our products. Trials in peaches and melon crops also indicated that ProAct can provide similar or better performance than Messenger STS in high value crops. We also continued to explore new markets and applications such as post-harvest benefits from pre-harvest applications of Harp-N-Tek products and Home and Garden uses. Some of these trials are necessary to obtain and support registration of Harp-N-Tek products.

•	Developing new formulations. We have developed new formulations, such as Messenger STS, that offer tolerance to chlorinated water, slower degradation in the application tank after mixing with water and longer shelf life in the product container after opening. We have used the knowledge gained to incorporate these characteristics into new Harp-N-Tek products. We are seeking to develop a liquid formulation of the next generation harpinab protein and initial field testing in 2005 indicates that we can create a liquid formulation that performs similar to ProAct. We have also developed a dry, dusting treatment for seed. This product was introduced in row crops in 2005. Because of the favorable risk profile of Harp-N-Tek products, we have introduced the seed treatment into the Home & Garden market in 2006.

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

Currently, we own or have exclusive rights under the license agreement to 31 U.S. and foreign patents and 47 U.S. and foreign patent applications. The patents and patent applications include claims that protect any harpin-derived products such as Messenger, Messenger STS and ProAct, and accordingly, our ability to market and sell products based on the license agreement. Future inventions may be added to the license agreement based on inventorship, our funding of the research at Cornell that produced the invention and the relationship of potential patent claims of the invention to the claims of the licensed patents or licensed patent applications.

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

Our Harp-N-Tek products are covered by the U.S. patents to which we have exclusive rights. These patents include claims for the harpin family of proteins generally, for various specific harpins, and for the use of harpin proteins to impart disease or insect resistance or to enhance plant growth or improve yields. They will expire between 2013 and 2018. We believe these patents preclude our competitors and other entities from making, using or selling harpin proteins and using harpin proteins to impart disease or insect resistance or to improve yields or enhance plant growth.

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

We are required to obtain regulatory approval from certain state and foreign regulatory authorities before we market Harp-N-Tek products in those jurisdictions. In the United States, we are phasing out our state crop registrations for Messenger in favor of Messenger STS. We are authorized to sell Messenger for Home and Garden in all 50 states and we are authorized to sell Messenger STS in 49 states on virtually all crops for crop production and disease management. Additional brand name products and formulations such as N-Hibit, are also registered for seed treatment uses primarily in states where cotton is grown. In California, we are authorized to sell Messenger STS and Messenger for Home and Garden for use on citrus, strawberries, grapes and fruiting vegetables (tomato, pepper and eggplant) for disease management. California granted approval for use of Messenger STS in California on citrus to increase overall production in March 2003 conditioned on the requirement that we submit data from several additional studies at various timeframes. After conducting and submitting the initial trials to California, we informed California that we have elected to terminate the testing program and discontinue labeling for increased overall production of citrus with Messenger. Any future registration activity in California will focus on ProAct, our next generation harpin protein product. ProAct is registered in all states except California.

Foreign jurisdictions have taken a variety of approaches in the review and approval of Messenger. For example, Messenger is exempt from regulation in Morocco, and in Germany Messenger is approved for use as a “plant strengthener,” which gives us the ability to sell Messenger throughout the country. We have also received authorization to sell Messenger, or are exempt from formal authorization requirements, in more than 26 additional foreign countries, including China, Spain, Finland, Turkey, Greece, Egypt, United Arab Emirates, Oman, Mexico, Ecuador and six Central American countries. We are pursuing registrations in several additional foreign countries in Europe, Africa, and Asia. Our registration in China is temporary and limited to the sale of Messenger for use on tomatoes, peppers, tobacco, rice, and rapeseed. The temporary registration expired on November 10, 2005 and we have applied for a permanent registration. We received product registration in Spain in February of 2004 and permission to sell Messenger in Turkey and Greece in 2005. There can be no assurance that review and registration processes of other foreign jurisdictions will result in approval of Messenger in those jurisdictions or that such approvals will be received on a timely basis or at a reasonable cost.

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

We expect competition within the plant protection and yield enhancement industry to intensify as regulatory pressures on traditional chemical solutions increase. We believe this will occur as advances in biological crop protection and yield enhancement technologies become more widely known. We may be unable to compete successfully against our current competitors or new market entrants may develop products that compete directly with our products and are more effective, less expensive or more widely accepted than our products. In 2006, Syngenta entered the cotton seed treatment market with a direct competitor to our N-Hibit seed treatment.

Employees

As of December 31, 2005, we employed 25 persons, 11 of whom were located at our facility in Bothell, Washington and 14 of whom were located elsewhere. Of these employees, five were engaged in research and development and related areas, three in manufacturing and facilities, 14 in sales and marketing and three in management and administration. Our employees are not covered by any collective bargaining agreements. We believe relations with our employees are good.

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

A copy of the materials will be mailed to you upon request to Eden Bioscience Corporation, Investor Relations, 11816 North Creek Parkway N., Bothell, WA 98011-8201. If we waive any material provision of our Code of Ethics for our CEO and senior financial officer or substantively change the code, we will disclose that fact on our website within four business days.

Executive Officers and Directors

The following table sets forth certain information regarding our executive officers and directors as of March 14, 2006:

Name	Age	Position
Rhett R. Atkins	52	President, Chief Executive Officer and Director
Bradley S. Powell	45	Vice President of Finance, Chief Financial Officer and Secretary
Zhongmin Wei	49	Vice President of Research and Chief Scientific Officer
William T. Weyerhaeuser	62	Chairman of the Board of Directors
Gilberto H. Gonzalez	58	Director
Roger M. Ivesdal	61	Director
Jon E. M. Jacoby	67	Director
Albert A. James	74	Director
Agatha L. Maza	66	Director
Richard N. Pahre	65	Director

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

Roger M. Ivesdal has served as one of our directors since September 20, 2005. Mr. Ivesdal has spent 33 years in various sales, marketing, and management roles in the agricultural chemicals industry. Mr. Ivesdal started his career in 1970 as a sales representative for Helena Chemical Company in DesMoines, Iowa and became sales manager for Helena Proprietary Products in 1974. In 1977, Mr. Ivesdal became a sales representative for Ostlund Chemical in Fargo, ND. In 1982, he became sales manager and in 1988 he became General Manager of Ostlund. In 1998, Mr. Ivesdal was named Executive Vice President for the Western Region for United Agri Products, an operating company of ConAgra, and was responsible for managing four operating companies in the western United States. In 2003, Mr. Ivesdal retired from UAP. Mr. Ivesdal received a BS degree in agronomy from North Dakota State University.

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

Agatha L. Maza has served as one of our directors since May 1995. From February 1994 to October 1995, Ms. Maza served as Chief Executive Officer of the National Testing Laboratory in Portland, a division of the American Red Cross involved in biological testing of blood. From July 1991 to January 1994, she served as Chief Executive Officer of Medical Arts Laboratory and, from January 1988 to December 1990, as Chief Executive Officer of Eastside Medical Laboratory, both of which are medical diagnostics services laboratories. From 2001 to 2005, Ms. Maza served as Chief Executive Officer, President of Roadable Aircraft International, Inc., a start-up company involved in the research and development of new transportation technologies. Currently, Ms. Maza serves as managing partner of several privately held companies. Ms. Maza received a B.S. degree from Seattle University and an M.B.A. degree from City University and has completed the Executive Marketing Management Program at Stanford University.

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

Item 1A.    Risk Factors.

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

We have incurred operating losses in each quarter since inception and we expect to continue to incur further operating losses for the foreseeable future. From our inception in July 1994 to December 31, 2005, we have accumulated a deficit of $116.8 million. For the years ended December 31, 2005, 2004, 2003, 2002 and 2001, we had net losses of $10.9 million, $8.9 million, $11.2 million, $23.5 million and $23.7 million, respectively. To date, our revenues have been limited. For example, there were no sales in the fourth quarter of 2001 and annual net sales decreased from $3.5 million in 2001 to $1.9 million in 2002, $1.8 million in 2003 and $1.0 million in 2004. Our annual net sales were $3.8 million in 2005. We expect our future revenues to come primarily from the sale of Messenger STS, employ, MightyPlant, ProAct™, N-Hibit™ and other products and these sales are highly uncertain.

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

We currently anticipate that our operating expenses will significantly exceed net product sales and that net losses and working capital requirements will consume a material amount of our cash resources. If net product sales do not significantly increase in the near term, we will have to further reduce our operating expenses. We believe that the balance of our cash and cash equivalents at December 31, 2005 will be sufficient to meet our anticipated cash needs for net losses, working capital and capital expenditures for more than the next 12 months, although there can be no assurance in that regard.

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

Our common stock listing was transferred from The Nasdaq National Market to The Nasdaq Capital Market on October 10, 2005. We elected to seek a transfer to The Nasdaq Capital Market because we had been unable to regain compliance with Nasdaq’s minimum $1.00 bid price requirement for continued listing. By transferring to The Nasdaq Capital Market, we have been afforded an additional 180-calendar day grace period, or until March 31, 2006, in which to satisfy Nasdaq’s $1.00 minimum bid price requirement. To regain compliance, the closing bid price of our common stock has to remain at $1.00 per share or more for a minimum of ten consecutive trading days. If we do not regain compliance with the minimum bid price rule by March 31, 2006, which as of the date of this report we have been unable to do, Nasdaq will provide us written notification that our common stock will be delisted. In such case, we have the right to appeal Nasdaq’s delisting determination to a Listing Qualifications Panel. In order to regain compliance with the minimum bid price requirement, our Board of Directors may approve a reverse stock split of our common stock, although there can be no assurance that a reverse stock split would allow us to meet the minimum bid price requirement for the required period of time.

Trading on The Nasdaq Capital Market may have a negative impact on the value of our common stock, because securities trading on The Nasdaq Capital Market typically are less liquid than those traded on The Nasdaq National Market. Furthermore, we will not be eligible to relist our common stock on The Nasdaq National Market unless and until our common stock maintains a minimum bid price of $5.00 per share for 90 consecutive trading days and we otherwise comply with the initial listing requirements for The Nasdaq National Market.

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

If our common stock is delisted from The Nasdaq Capital Market, and if we fail to obtain quotation on another market or exchange, and if the trading price remains below $5.00 per share, then trading in our common stock might also become subject to the requirements of certain rules promulgated under the Securities Exchange Act of 1934, which require additional disclosure by broker-dealers in connection with any trade involving a stock defined as a “penny stock” (generally, any equity security not listed on a national securities exchange or quoted on Nasdaq that has a market price of less than $5.00 per share, subject to certain exceptions). Many brokerage firms are reluctant to recommend low-priced stocks to their clients. Moreover, various regulations and policies restrict the ability of shareholders to borrow against or “margin” low-priced stocks, and declines in the stock price below certain levels may trigger unexpected margin calls. Additionally, because brokers’ commissions on low-priced stocks generally represent a higher percentage of the stock price than commissions on higher priced stocks, the current price of the common stock can result in an individual shareholder paying transaction costs that represent a higher percentage of total share value than would be the case if our share price were higher. This factor may also limit the willingness of institutions to purchase our common stock. Finally, the additional burdens imposed upon broker-dealers by these requirements could discourage broker-dealers from facilitating trades in our common stock, which could severely limit the market liquidity of the stock and the ability of investors to trade our common stock.

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

Based on information received from distributors, we estimate that distributors sold the following amounts of Messenger and/or Messenger STS to growers: 66,000 ounces in 2000, 596,000 ounces in 2001, 684,000 ounces in 2002, 734,000 ounces in 2003, 800,000 ounces in 2004 and 860,000 in 2005. We estimate that Messenger and Messenger STS inventory held by distributors at December 31, 2005 was approximately 309,000 ounces. We sent distributors approximately 470,000 ounces of additional Messenger STS for free in 2004 as part of an effort to lower the average cost of their year-end Messenger inventories by approximately 50%. This free product significantly increased channel inventory and negatively affected our sales to distributors. We do not expect distributors that hold significant inventories of Messenger or Messenger STS to place additional orders for our products until their current inventories are reduced, which will adversely affect our sales and results of operations.

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

Five distributors accounted for an aggregate of 59% of net product sales revenue in 2005, three distributors accounted for an aggregate of 46% of our net sales revenue in 2004 and three distributors accounted for an aggregate of 40% of our net sales revenue in 2003. If any distributor that purchases a significant amount of our products were to discontinue purchasing our products at any time, our sales would be adversely affected. In addition, the failure of any of these distributors, or of any other distributor to which we extend a significant amount of credit, to pay its account, now or in the future, may harm our operating results.

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

Our success depends in part on our ability to expand internationally as we obtain regulatory approvals to market and sell our current products, and any other products we may develop, in other countries. We received registration to sell Messenger in Spain in March of 2004. We have been conducting field trials in several international locations and we have personnel in Europe to develop operations in that region. International expansion of our operations could impose substantial burdens on our resources, divert management’s attention from domestic operations or otherwise adversely affect our business. Furthermore, international operations are subject to several inherent risks, such as different regulatory requirements and reduced protection of intellectual property rights, which could adversely affect our ability to compete in international markets and could have a negative effect on our operating results.

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

Our products are currently being stored in large quantities under various conditions by us and by distributors. Most of this material was manufactured in 2002, 2004 and 2005. The results of re-testing of Messenger manufactured in 2000 indicate that it is still stable with similar biological activity and performance as of the original manufacture date. No assurance can be given, however, that actual storage conditions will not cause our products’ quality to degrade over a shorter time period.

The inventory of Messenger STS held by us and by distributors is aging and may not meet our quality standards, which could adversely affect market acceptance of our products and our results of operations.

Our inventory at December 31, 2005 includes approximately 2.1 million ounces of Messenger STS that was manufactured in 2002 and 2004. In addition, we estimate that distributors own approximately 239,000 ounces of Messenger and Messenger STS that was manufactured between 2002 and 2004. We conducted limited re-testing of Messenger samples produced in 2000 and 2001. In 2003, we voluntarily recalled and replaced approximately 10,000 ounces of Messenger owned by distributors that our limited re-testing indicated had degraded below our quality control standards.

Although results of our limited re-testing in 2004 indicated that almost all of inventory manufactured in 2001 and 2002 continues to meet our quality standards, no assurance can be given that this material will continue to meet our quality standards, nor can we predict if or when this material might fail to meet our quality standards. If re-testing indicates that additional material has degraded below our quality standards, we may have to record additional inventory write-downs and, although we are not required to, may choose to replace any such product owned by distributors or growers, which could adversely affect the market acceptance of our products or our results of operations.

Inability to obtain regulatory approvals, or to comply with ongoing and changing regulatory requirements, could delay or prevent sales of our current products or any other products we may develop.

The field testing, manufacture, sale and use of plant health products, including Messenger, Messenger STS, ProAct, N-Hibit, employ, MightyPlant and other products we may develop, are extensively regulated by the EPA and/or state, local and foreign governmental authorities. These regulations substantially increase the cost and time associated with bringing our current products and any other products we may develop to market. If we do not continue to receive the necessary governmental approvals to test, manufacture and market these products, or if the regulatory authorities revoke our approvals or grant them subject to restrictions on their use, we may be unable to sell these products and our business may fail.

We are required to obtain regulatory approval from certain state and foreign regulatory authorities before we market our products in those jurisdictions. Some of these jurisdictions may apply different criteria than the EPA in connection with their approval processes. Although we are authorized to sell Messenger STS in

49 states for use on virtually all crops for crop production and disease management, and to sell Messenger STS in California for use on strawberries, citrus, grapes and fruiting vegetables, such as tomatoes and peppers, for disease management, we have not received approval of Messenger, Messenger STS or N-Hibit for use on other crops in California. ProAct has been approved for use in all states except California. In January 2006, ProAct was approved for use in Germany as a plant strengthener. We have also received authorization to sell Messenger, or are exempt from formal authorization requirements, in at least 26 foreign countries, including Spain, Germany, Greece, Turkey, Mexico, China and six Central American countries. Our registration in China is temporary and limited to the sale of Messenger for use on tomatoes, peppers, tobacco, and rapeseed. Our registration in Spain was limited to the sale of Messenger for use on tomatoes, peppers, cucumbers, melons, strawberries, lettuce, citrus and olives and was extended to all crops in early 2006. The EPA has approved the use of Messenger STS and we are currently in the process of obtaining foreign registrations for this product, but there can be no assurance that such registrations will be obtained on acceptable terms.

Neither employ nor MightyPlant are pesticides and they are not regulated by the EPA. However, several states and foreign governments regulate both products. Many states regulate employ as a plant amendment or soil conditioner and some of these states and foreign regulatory authorities require the submission and review of performance data and other information prior to granting their approval. We are authorized to sell employ in 33 states and no foreign countries. MightyPlant is classified by most states as a fertilizer and we are authorized to sell MightyPlant in 47 states and no foreign countries. However, there can be no assurance that we will obtain approval to sell employ or MightyPlant in other states or foreign countries.

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

Our operating results for a particular quarter or year are likely to fluctuate, which could result in uncertainty surrounding our level of sales and losses or earnings and possibly result in a decrease in our stock price. For example, there were no sales of Messenger in the fourth quarter of 2001 and annual net product sales decreased 70% from 2001 to 2004. Numerous other factors will contribute to the unpredictability of our operating results. In particular, our sales are expected to be highly seasonal. Sales of plant protection and yield enhancement products depend on planting and growing seasons, climatic conditions and economic and other variables, which we expect to result in substantial fluctuations in our quarterly sales and earnings. For example, weather-related events such as droughts and floods, severe heat and frost, hail, tornadoes and hurricanes could decrease demand for our products and any future products we may develop, and have an adverse impact on our operating results from quarter to quarter. In addition, most of our expenses, such as employee compensation and lease payments for facilities, are relatively fixed. Our expense levels are based, in part, on our expectations regarding future sales. As a result, any shortfall in sales relative to our expectations could cause significant changes in our operating results from quarter to quarter. Other factors may also contribute to the unpredictability of our operating results, including the amount of our products carried in inventory by independent distributors and retailers, the amount of free product to be given to retailers, the size and timing of significant customer transactions, the delay or deferral of customer use of our products and the fiscal or quarterly budget cycles of our customers. For example, customers may purchase large quantities of our products under a promotion such as “buy one, get one free” in a particular quarter to store and use over long periods of time, or time their purchases to coincide with the availability of capital, either of which may cause significant fluctuations in our operating results for a particular quarter or year.

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

When our manufacturing plant is operating, we may depend on independent manufacturers for large-scale fermentation services and to perform certain other portions of our production process. We intend to engage additional third-party manufacturers as necessary to perform these processes. Any failure or delay in the ability of our current or any future manufacturers to provide us with material they produce could adversely affect our ability to produce our current products in the quantities necessary to satisfy the requirements of our distributors or customers, or could increase our costs associated with obtaining such materials. In addition, the time and resources that our current or future third-party manufacturers devote to our business are not within our control. We cannot ensure that our current or future third-party manufacturers will perform their obligations to meet our quality standards, that we will derive cost savings or other benefits from our relationships with them or that we will be able to maintain a satisfactory relationship with them on terms acceptable to us. Moreover, these manufacturers may support products that compete directly or indirectly with ours, or offer similar or greater support to our competitors. If any of these events were to occur, our business and operations could be adversely affected.

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

Item 1B.    Unresolved Staff Comments.

None.

Item 2.     Properties.

As of December 31, 2005, our principal facilities in and around Bothell, Washington, which house our manufacturing, research, administration and warehouse functions, total approximately 41,900 square feet and are leased under the following arrangements:

•	24,000 square feet of warehouse space is leased through January 2006; and

•	17,900 square feet of manufacturing, research and administration space is leased through December 2009.

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

Our common stock has been quoted on The Nasdaq Capital Market under the symbol “EDEN” since October 10, 2005. From our initial public offering on September 27, 2000 through October 9, 2005, our stock was quoted on The Nasdaq National Market under the symbol “EDEN”. Prior to that time, there was no public market for our common stock.

The following table sets forth, for the periods indicated, the high and low trading prices for our common stock as quoted on The Nasdaq National Market and The Nasdaq Capital Market.

	High	Low
First Quarter 2004	1.95	1.30
Second Quarter 2004	1.66	0.65
Third Quarter 2004	0.90	0.37
Fourth Quarter 2004	1.25	0.43

First Quarter 2005	1.38	0.60
Second Quarter 2005	0.93	0.46
Third Quarter 2005	1.20	0.65
Fourth Quarter 2005	0.81	0.51

We have never paid any cash dividends on our common stock. We currently intend to retain any future earnings to fund the development and growth of our business. Therefore, we do not currently anticipate paying any cash dividends in the foreseeable future.

As of March 14, 2006, there were approximately 208 holders of record of our common stock.

On September 26, 2000, the SEC declared effective our Registration Statement on Form S-1, as amended (Registration No. 333-41028), as filed with the SEC in connection with our initial public offering. Our net proceeds, after accounting for $7.0 million in underwriting discounts and commissions and approximately $1.6 million in other expenses of the offering, were $91.5 million. At December 31, 2005, we had used approximately $18.6 million of the net offering proceeds to expand and enhance our manufacturing and research and development and administration facilities, and approximately $66.1 million for working capital and general corporate purposes. The remaining portion of the net offering proceeds has been invested in cash equivalent instruments. Our use of the proceeds from the offering does not represent a material change in the use of proceeds described in the prospectus included as part of the Registration Statement.

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

	Year Ended December 31,
	2005	2004	2003	2002	2001
	(in thousands, except per share data)
Statements of Operations Data:
Revenues:
Product sales, net of sales allowances	$3,764	$1,040	$1,772	$1,907	$3,496
Operating expenses:
Cost of goods sold	2,480	2,023	2,190	2,629	4,879
Research and development	3,221	3,505	4,781	10,281	12,529
Selling, general and administrative	5,391	4,418	5,755	8,820	12,557
Lease termination loss	2,261	—	—	—	—
Loss on property and equipment	1,564	—	106	120	59
Loss on facility subleases	—	202	366	4,242	—
Total operating expenses	14,917	10,148	13,198	26,092	30,024
Loss from operations	(11,153)	(9,108)	(11,426)	(24,185)	(26,528)
Other income (expense):
Interest income	296	224	290	717	2,896
Interest expense	(1)	(2)	(9)	(38)	(83)
Total other income (expense)	295	222	281	679	2,813
Cumulative effect of adoption of SFAS No. 143	—	—	(64)	—	—
Net loss	$(10,858)	$(8,886)	$(11,209)	$(23,506)	$(23,715)
Basic and diluted net loss per share (1)	$(0.45)	$(0.36)	$(0.46)	$(0.97)	$(0.99)
Weighted average shares outstanding used in computation of basic and diluted net loss per share (1)	24,393	24,370	24,341	24,241	23,968

	December 31,
	2005	2004	2003	2002	2001
	(in thousands)
Balance Sheet Data:
Cash and cash equivalents	$6,826	$11,860	$19,823	$30,730	$48,327
Working capital	7,842	13,970	20,582	29,558	46,290
Total assets	17,497	31,336	40,703	53,993	75,539
Capital lease obligations, net of current portion	—	1	12	30	130
Accumulated deficit	(116,808)	(105,950)	(97,064)	(85,855)	(62,349)
Total shareholders’ equity	15,757	26,609	35,435	46,594	69,994

(1)	See Note 1 of Notes to Consolidated Financial Statements for information concerning the calculation of basic and diluted net loss per share.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion of our financial condition and results of operations contains forward-looking statements that involve risks and uncertainties, such as statements of our plans, objectives, expectations and intentions. We use words such as “anticipate,” “believe,” “expect,” “future” and “intend” and similar expressions to identify forward-looking statements. However, these words are not the exclusive means of identifying such statements. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances are forward-looking statements. Our actual results could differ materially from those anticipated in these forward-looking statements for many reasons, including the factors described below and in Item 1A of this report. You should not place undue reliance on these forward-looking statements, which apply only as of the date of this Form 10-K. You should read the following discussion and analysis in conjunction with our financial statements and related footnotes included in Item 8 of this report.

Overview

We are a plant health technology company that markets a line of products based on Eden Bioscience’s proprietary harpin protein technology and manufacturing processes. These products are marketed under the umbrella brand of Harp-N-Tek™ and are used in agricultural and horticultural production as well as the Home & Garden market. We believe that Harp-N-Tek products enhance plant health and improve overall plant production and output quality. Harpins are naturally occurring proteins produced by disease-causing bacteria that attack plants. Harpin proteins are not a part of the destructive disease complex but instead serve the beneficial purpose of alerting plants to the fact that they are under attack. They activate signaling receptors present in most plants designed to specifically detect the presence of harpin proteins. This warning signal is transmitted throughout the plant and turns on the plant’s intrinsic ability to protect itself by deploying both growth and defense responses. Eden Bioscience’s Harp-N-Tek products provide these harmless yet potent signal-inducing harpin proteins and protein extracts, which trigger beneficial responses designed to protect plants, to help plants grow through stress, to improve plants’ uptake of nutrients, and to enhance the overall level of plant health.

We have incurred significant operating losses since inception. At December 31, 2005, we had an accumulated deficit of $116.8 million. We incurred net losses of $10.9 million in 2005, $8.9 million in 2004, and $11.2 million in 2003. We expect to incur significant additional net losses as we proceed with the commercialization of our current products and the development of new products and technologies.

Results of Operations

Revenues

We generated our first product sales in August 2000. Product sales revenue to date has resulted primarily from sales of Messenger, our initial product, and Messenger STS, an improved formulation of Messenger introduced in January 2004, as well as N-Hibit™, ProAct™, MightyPlant™ and other related products (hereafter referred to collectively as “Harp-N-Tech products”) primarily to distributors in the United States and Spain. Revenues from product sales are recognized when (a) the product is delivered to independent distributors, (b) we have satisfied all of our significant obligations and (c) any acceptance provisions or other contingencies or arrangements have been satisfied, including whether collection is reasonably assured. If acceptance provisions or contingencies exist, revenue is recognized after such provisions or contingencies have been satisfied. As part of the analysis of whether all of our significant obligations have been satisfied or situations where acceptance provisions or other contingencies or arrangements exist, we consider the following elements, among others: sales terms and arrangements, historical experience and current incentive programs.

Our distributor arrangements provide no price protection or product-return rights. Product sales revenues are reported net of applicable sales allowances, as follows:

	Year Ended December 31,
	2005	2004	2003
Gross product sales	$4,217,177	$1,074,368	$1,739,917
Sales allowances	(544,933)	(129,863)	(94,121)
Elimination of previously recorded sales allowances	91,371	95,237	126,301
Product sales, net of sales allowances	$3,763,615	$1,039,742	$1,772,097

Gross product sales revenues were $4.2 million in 2005, an increase of $3.1 (293%) from $1.1 million in 2004, which decreased $666,000 (38%) from $1.7 million in 2003. The increase in 2005 is a result primarily of sales of our new Harp-N-Tech products — N-Hibit, ProAct and MightyPlant and Messenger sales in Spain, and to a lesser extent sales growth in the home and garden market. Sales to consumers in the home and garden market in the United States totaled $391,000 (9% of gross product sales) in 2005, $200,000 (19% of gross product sales) in 2004 and $60,000 (3% of gross product sales) in 2003. Sales of new products produced over 50% of total gross revenue in 2005. Sales in 2005 were made to 53 distributors, five of which accounted for an aggregate of 59% of net product sales. Sales in 2004 were made to 27 distributors, three of which accounted for an aggregate of 46% of net product sales. Sales in 2003 were made to 30 distributors, three of which accounted for an aggregate of 40% of net product sales. In addition, we sell directly to consumers in the home and garden market over the Internet. Sales during 2004 and 2003 were significantly lower than expected and were impacted by high levels of Messenger STS inventory in the channel and the continuing challenges of commercializing a new technology and products.

Gross sales to foreign customers totaled $1.1 million (26% of gross product sales) in 2005, $535,000 (50% of gross product sales) in 2004 and $108,000 (6% of net product sales) in 2003. Foreign sales in 2005 and 2004 were made primarily to distributors in Spain. Foreign sales in 2003 were made primarily to distributors in China, Europe, Mexico, Central and South America and Oman. In February 2004, we received approval to sell Messenger in Spain. We initiated marketing activities in March 2004, but the approval was not received in time to meet initial sales activity. In order to ensure that an adequate supply of Messenger was quickly disbursed in the new distribution channel and to limit the amount of working capital required by our new distributors at this early stage of introduction, we granted flexible and/or extended payment terms to distributors in this new market. Because of this combination of factors, revenues from product deliveries to certain distributors were deferred and are recognized as payment is received. We recognized net revenue of $794,000 in 2005 and $416,000 in 2004 from product deliveries when payment was received. Gross revenues of $221,000 and cost of goods sold of $64,000 were deferred at December 31, 2005 and will be recognized when payment is received.

In September 2003, with the cooperation of its distributors, the Company instituted a “buy one, get one free” promotion at the grower level that ran through the end of 2003. Near the end of 2003, the Company announced a reduction of approximately 50% in the price of Messenger and introduced Messenger STS, an improved formulation in January 2004 at this lower price point. We also announced to distributors that we planned to send them Messenger STS at no charge in order to reduce the average cost of their existing inventories of Messenger. In 2004, we delivered approximately 470,000 ounces of free Messenger STS to distributors. This free product substantially increased channel inventory and negatively affected our sales to distributors in 2004. We do not expect distributors that hold significant inventories of Messenger STS to place additional orders until their current inventories are reduced.

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

Sales allowances related to 2005 sales totaled $545,000, an increase of $415,000 (319%) from $130,000 in 2004, which increased $36,000 (38%) from $94,000 in 2003. Sales allowances as a percentage of gross product sales revenue were 13% in 2005, 12% in 2004 and 5% in 2003. The increase in sales allowances as a percentage of gross product sales revenue in 2004 compared to 2003 is primarily the result of payments to distributors in Spain for marketing support programs. Sales allowances also included the reduction by $91,000 in 2005, $95,000 in 2004 and $126,000 in 2003 of sales allowance liabilities recognized in prior years that were not be paid because actual amounts earned by distributors were less than amounts previously estimated.

Cost of Goods Sold

Cost of goods sold includes the cost of products sold to distributors, idle capacity charges, royalty expense, shipping and handling and other costs necessary to deliver product to distributors, inventory cost reductions and write-offs and the cost of products used for promotional purposes. Cost of goods sold was $2.5 million in 2005, an increase of $0.5 million (25%) from $2.0 million in 2004, which decreased $0.2 million (9%) from $2.2 million in 2003. An increase in cost of products sold related to higher sales volumes in 2005 was offset by a reduction in idle capacity charges resulting from additional manufacturing activities in 2005 compared to 2004. Cost of goods sold includes manufacturing overhead costs incurred while our manufacturing plant was not in production of approximately $0.9 million in 2005, $1.3 million in 2004 and $1.7 million in 2003. We expect to continue incurring idle capacity charges in the future.

Included in cost of goods sold are inventory cost reductions and write-offs totaling $10,000 in 2004 and $47,000 in 2003. These amounts relate to lower of cost or market adjustments for inventory that failed to meet our quality control standards. In 2004, we also disposed of Messenger labels and boxes totaling $117,000 that were not usable due to the introduction of Messenger STS and we recorded a $153,000 net reduction to cost of goods sold to adjust our warranty liability based on our current expectations of future warranty claims.

The cost of products used for promotional purposes was $84,000 in 2005, $53,000 in 2004 and $141,000 in 2003. The increase in 2005 over 2004 was primarily due the promotional product used in the introduction of N-Hibit and ProAct. The majority of the 2003 expense related to the accrual of costs associated with approximately 470,000 ounces that was delivered to distributors at no cost in 2004 as part of the price reduction program.

Research and Development Expenses

Research and development expenses consist primarily of personnel, field trial, laboratory, regulatory, patent and facility expenses. Research and development expenses totaled $3.2 million in 2005, a decrease of $0.3 million (9%) from $3.5 million in 2004, which decreased $1.3 million (27%) from $4.8 million in 2003. The decrease from 2004 to 2005 was primarily a result of lower facility and field trial costs, which was offset by an increase in depreciation and amortization. The decrease from 2003 to 2004 was primarily due to lower spending on personnel costs, field trials, facility costs and travel. The increase in depreciation and amortization expense resulted from reducing the estimated useful life of leasehold improvements and certain equipment at our research facility. Prior to terminating this facility lease in September 2005, we were pursuing additional tenants to sublease lab and office space and we had expected to complete the sublease by December 2005.We expect research and development expenses to decrease in 2006 due to the termination of this lease.

Selling, General and Administrative Expenses

Selling, general and administrative expenses consist of personnel and related expenses for sales and marketing, executive and administrative personnel; advertising, marketing and professional fees; and other corporate expenses. Selling, general and administrative expenses totaled $5.4 million in 2005, an increase of $1.0 million (23%) from $4.4 million in 2004, which decreased $1.4 million (24%) from $5.8 million in 2003. The increase in 2005 over 2004 resulted primarily from additional spending on advertising and marketing costs for the home and garden market and for the introduction of our new products. The decrease in 2004 from 2003 resulted primarily from reductions in personnel, advertising and marketing expenses and facility costs. Included in selling, general and administrative expenses in 2003 were severance costs of $160,000 in connection with workforce reductions.

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

Approximately 34,300 square feet of the space subject to the lease was subleased. The sublease had an initial term that expired in December 2007. Average annual rent and operating costs under the sublease were approximately $1.1 million. In connection with the Amendment of Lease and Termination Agreement, the existing sublease was transferred to the landlord.

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

Loss on Property and Equipment

In December 2005, we completed an efficiency analysis of our manufacturing processes, including an assessment of all manufacturing equipment and its usefulness in future manufacturing operations. As a result of this analysis, we recorded a loss of $1.6 million on equipment that will not be used in future manufacturing operations and will be sold or disposed. The lower of carrying value or estimated fair value less estimated costs to sell of the equipment to be sold totals $318,000 and is included in other current assets on the balance sheet. We expect to sell these assets in 2006.

Loss on Facility Subleases

In April 2003, the Company subleased approximately 7,300 square feet of office space to another company under a five year sublease agreement. Due to declines in the real estate market, the rent we paid on the subleased space exceeded the initial rent to be collected under the sublease and we recorded a loss of $213,000. Due to the subtenants financial difficulties, the subtenant later reduced the rental payment and an additional loss of $153,000 was recorded in 2003. The subtenant vacated the space in October 2004 and we recorded an additional loss of $202,000 in 2004 based upon an estimate of the time needed to re-sublease the space and expected future rents to be collected.

Interest Income

Interest income consists of earnings on our cash and cash equivalents. Interest income totaled $295,000 in 2005, an increase of $71,000 (32%) from $224,000 in 2004, which decreased $66,000 (23%) from $290,000 in 2003. The increase in 2005 over 2004 was due higher interest rates in 2005 offset by lower average cash balances available for investment. The decrease in 2004 compared to 2003 was due to significantly lower average cash balances available for investment offset by higher interest rates in 2004.

Interest Expense

Interest expense consists of interest we pay on capital leases used to finance certain equipment acquisitions. Interest expense totaled approximately $1,000 in 2005, a decrease of $2,000 from $3,000 in 2004, which decreased $6,000 from $9,000 in 2003. These decreases were due to lower average principal balances as we paid down the capital lease obligations.

Income Taxes

We have generated a net loss from operations for each period since we began doing business. As of December 31, 2005, we had accumulated approximately $112.1 million of net operating loss carryforwards for federal income tax purposes, which expire between 2009 and 2025, and approximately $10.4 million in foreign tax net operating loss carryforwards, which expire between 2006 and 2010. We have provided a valuation allowance against our net deferred tax assets because of the significant uncertainty surrounding our ability to realize them. The annual use of these net operating loss carryforwards may be limited in the event of a cumulative change in ownership of more than 50%.

Liquidity and Capital Resources

Our operating expenditures have been significant since our inception. We currently anticipate that our operating expenses will significantly exceed net product sales and that net losses and working capital requirements will consume a material amount of our cash resources. If net product sales do not significantly increase in the near term, we will have to further reduce our operating expenses. Our future capital requirements will depend on the success of our operations. We believe that the balance of our cash and cash equivalents at December 31, 2005 will be sufficient to meet our anticipated cash needs for net losses, working capital and capital expenditures for more than the next 12 months, although there can be no assurance in that regard. After the next 12 months, if net product sales do not significantly increase, we will have to further reduce operating expenses or secure additional financing. We may be unable to obtain adequate or favorable financing at that time or at all and may be forced to cease operations. In this regard, our common stock listing was transferred from The Nasdaq National Market to The Nasdaq Capital Market on October 10, 2005. We elected to seek a transfer to The Nasdaq Capital Market because we had been unable to regain compliance with Nasdaq’s minimum $1.00 bid price requirement for continued listing. By transferring to The Nasdaq Capital Market, we have been afforded an additional 180-calendar day grace period, or until March 31, 2006, in which to satisfy Nasdaq’s $1.00 minimum bid price requirement. To regain compliance, the closing bid price of our common stock has to remain at $1.00 per share or more for a minimum of ten consecutive trading days. If we do not regain compliance with the minimum bid price rule by March 31, 2006, which as of the date of this report we have been unable to do, our common stock will be delisted. Trading on the Nasdaq Capital Market may have a negative impact on the value of our common stock, because securities trading on the Nasdaq Capital Market typically are less liquid than those traded on The Nasdaq National Market. As a result, it may be more difficult for us to raise capital. Moreover, if our common stock is delisted from The Nasdaq Capital Market, it could become even more difficult for us to raise capital and would further reduce the market liquidity for our common stock. To avoid delisting, our Board of Directors may approve a reverse stock split of our common stock, although there can be no assurance that a reverse stock split would allow us to meet the minimum bid price requirement for the required period of time. The sale of additional equity securities could result in dilution to our shareholders.

At December 31, 2005, our cash and cash equivalents totaled $6.8 million, a decrease of $5.1 million from the balance of $11.9 million at December 31, 2004. Prior to October 2000, we financed our operations primarily through the private sale of our equity securities, resulting in net proceeds of $36.5 million through September 30, 2000. In October 2000, we received approximately $91.5 million in net proceeds from the initial public offering of 6,670,000 shares of our common stock. To a lesser extent, we have financed our equipment acquisitions through lease financings.

Net cash used in operations totaled $5.2 million in 2005, a decrease of $2.8 million (35%) from $8.0 million in 2004, which decreased $2.8 million (26%) from $10.8 million in 2003. Net cash used in operations of $5.2 million in 2005 resulted primarily from net loss of $10.9 million, which includes depreciation and amortization, loss on termination of lease and loss on property and equipment totaling $5.5 million, and fluctuations in various asset and liability balances totaling $0.1 million.Net cash used in operations of $8.0 million in 2004 resulted primarily from net loss of $8.9 million, which includes depreciation and amortization and loss on subleases totaling $2.2 million, and fluctuations in various asset and liability balances totaling $1.4 million. Net cash used in operations of $10.8 million in 2003 resulted primarily from net loss of $11.2 million, which includes depreciation and amortization, loss on property and equipment and loss on subleases totaling $2.6 million, and fluctuations in various asset and liability balances totaling $2.5 million. We expect that cash used in operations will continue to be significant.

Net cash provided by investing activities totaled $208,000 in 2005 and $10,000 in 2004 and resulted primarily from proceeds from the sale of equipment. Net cash used in investing activities totaled $50,000 in 2003 as a result of purchases of equipment exceeding proceeds form the sale of equipment.

Net cash used in financing activities totaled $2,000 in 2005, a reduction of $3,000 from $5,000 in 2004, which decreased $34,000 from net cash provided by financing activities of $39,000 in 2003. The primary use of funds during these years was to pay down principal on our outstanding capital leases, offset by proceeds from the issuance of our common stock in connection with our stock option and employee stock purchase plans.

We conduct our operations in three primary functional currencies: the U.S. dollar, the euro and, until December 31, 2004, the Mexican peso. Historically, neither fluctuations in foreign exchange rates nor changes in foreign economic conditions have had a significant impact on our financial condition or results of operations. We currently do not hedge our foreign currency exposures and are, therefore, subject to the risk of exchange rates. We may invoice our international customers in U.S. dollars or euros, as the case may be. We are exposed to foreign exchange rate fluctuations as the financial results of foreign subsidiaries are translated into U.S. dollars in consolidation. Foreign exchange rate fluctuations did not have a material impact on our financial results in 2005, 2004 or 2003. As of December 31, 2004, we changed the functional currency of our Mexican subsidiary from the Mexican peso to the U. S. dollar due to lower activity in Mexico and the majority of transactions being denominated in U.S. dollars.

The following are our contractual obligations as of December 31, 2005 associated with our capital and operating lease obligations:

	Payments Due by Period
	(in thousands)
	Total	Less Than 1 Year	1–3 Years	3–5 Years	More Than 5 Years
Capital lease obligations, including interest	$1	$1	$—	$—	$—
Operating lease obligations	943	255	450	238	—
Cornell minimum royalty obligation	2,433	200	400	400	1,433
Total	$3,377	$456	$850	$638	$1,433

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

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable balances are reported net of customer-specific related sales allowances. In determining the adequacy of the allowance for doubtful accounts, we consider a number of factors, including the age of outstanding invoices, customer payment trends, the financial condition of our customers, historical bad debts and current economic trends. Based upon our analysis of outstanding net accounts receivable at December 31, 2005, no allowance for doubtful accounts was recorded. Changes in the factors above or other factors could result in a significant charge.

Inventory Valuation and Classification

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

Valuation of Property and Equipment

We periodically review the carrying values of our property and equipment to determine whether such assets have been impaired. An impairment loss must be recorded pursuant to SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, when the undiscounted net cash flows expected to be realized from the use of such assets are less than their carrying value. The determination of undiscounted net cash flows expected requires us to make many estimates, projections and assumptions, including the lives of the assets, future sales and expense levels, additional capital investments or expenditures necessary to maintain the assets, industry market trends and general and industry economic conditions. Our property and equipment consists primarily of assets used to manufacture and sell our products and assets used in our research and administration. For the purpose of assessing asset impairment, we have grouped all of these assets together in one asset group because our administration and research support our manufacturing and sales activities and do not have a separate identifiable cash flow.

In December 2005, the Company completed an efficiency analysis of its manufacturing processes, including an assessment of all manufacturing equipment and its usefulness in future manufacturing operations. As a result of this analysis, the Company recorded a loss of $1.7 million on equipment that will not be used in future manufacturing operations and will be sold or disposed. The lower of carrying value or estimated fair value less estimated costs to sell of equipment to be sold totals $318,000 and is included in other current assets on the balance sheet.

Based upon our most recently completed analysis of net cash flows expected to be realized from our remaining investments in property and equipment, including consideration of the reduction of rent and operating costs, write-off of leasehold improvements and equipment associated with the lease termination and write-down of equipment held for sale and to be disposed, no additional impairment loss was recorded. The critical estimates in the analysis are our ability to significantly increase sales over the next four years while controlling operating expenses at about current levels and ability to sell certain equipment for our estimated fair value in 2006. If net product sales do not significantly increase in the near term or if expenses significantly increase over the current level, a significant impairment loss may need to be recorded.

Recent Accounting Pronouncements

In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (SFAS 123R), which addresses the accounting for transactions in which an entity exchanges its equity instruments for goods and services, with a primary focus on transactions in which an entity obtains employee services in share-based payment transactions. SFAS 123R is a revision to Statement 123 and supersedes Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance. SFAS 123R will require measurement of the cost of employee services received in exchange for stock compensation based on the grant-date fair value of the employee stock options. Incremental compensation costs arising from subsequent modifications of awards after the grant date must be recognized. The Company will adopt SFAS 123R on January 1, 2006 under the modified prospective method of application. Under that method, the Company will recognize compensation costs for new grants of share-based awards, awards modified after the effective date, and the remaining portions of the fair value of the unvested awards at the adoption date. The Company estimates that the adoption of SFAS 123R will result in the recognition of compensation costs for share based awards of approximately $310,000 in 2006.

In December 2004, the FASB issued Statement of Financial Accounting Standards No. 151, Inventory Costs (SFAS 151), which clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Under this Statement, such items will be recognized as current-period charges. In addition, SFAS 151 requires that allocation of fixed production overheads to the costs of conversion be based on normal capacity of the production facilities. SFAS 151 will be effective for the Company for inventory costs incurred on or after January 1, 2006. The adoption of SFAS 151 will not have a significant effect on the Company’s financial statements.

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

We have audited the accompanying consolidated balance sheets of Eden Bioscience Corporation and subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of operations, shareholders’ equity and comprehensive loss, and cash flows for each of the years in the three-year period ended December 31, 2005. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Eden Bioscience Corporation and subsidiaries as of December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 12 to the consolidated financial statements, the Company changed its method of accounting for asset retirement obligations effective January 1, 2003.

/s/ KPMG LLP

Seattle, Washington
February 27, 2006

EDEN BIOSCIENCE CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,
	2005	2004
ASSETS
Current assets:
Cash and cash equivalents	$6,825,652	$11,860,385
Accounts receivable, net of sales allowances	212,213	39,946
Inventory, current	1,713,274	3,487,586
Prepaid expenses and other current assets	580,938	498,670
Total current assets	9,332,077	15,886,587
Inventory, non-current	1,910,280	—
Property and equipment, net	5,967,122	13,887,573
Other assets	287,704	1,561,902
Total assets	$17,497,183	$31,336,062

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$228,906	$190,648
Accrued liabilities	1,260,405	1,206,411
Current portion of accrued loss on facility subleases	—	507,748
Current portion of capital lease obligations	761	11,572
Total current liabilities	1,490,072	1,916,379
Accrued loss on facility subleases, net of current portion	—	2,037,613
Capital lease obligations, net of current portion	—	761
Other long-term liabilities	250,428	771,934
Total liabilities	1,740,500	4,726,687

Commitments and contingencies

Shareholders’ equity:
Preferred stock, $.01 par value, 10,000,000 shares authorized; no shares issued and outstanding at December 31, 2005 and 2004	—	—
Common stock, $.0025 par value, 100,000,000 shares authorized; issued and outstanding shares — 24,406,870 shares at December 31, 2005; 24,381,870 shares at December 31, 2004	61,017	60,955
Additional paid-in capital	132,545,920	132,535,982
Accumulated other comprehensive loss	(42,502)	(37,675)
Accumulated deficit	(116,807,752)	(105,949,887)
Total shareholders’ equity	15,756,683	26,609,375
Total liabilities and shareholders’ equity	$17,497,183	$31,336,062

The accompanying notes are an integral part of these consolidated financial statements.

EDEN BIOSCIENCE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2005	2004	2003
Product sales, net of sales allowances	$3,763,615	$1,039,742	$1,772,097
Operating expenses:
Cost of goods sold	2,479,965	2,023,338	2,190,034
Research and development	3,221,038	3,504,699	4,781,047
Selling, general and administrative	5,391,094	4,417,704	5,755,346
Lease termination loss	2,260,538	—	—
Loss on property and equipment	1,563,597	—	105,890
Loss on facility subleases	—	202,007	366,019
Total operating expenses	14,916,232	10,147,748	13,198,336
Loss from operations	(11,152,617)	(9,108,006)	(11,426,239)
Other income (expense):
Interest income	295,365	224,405	290,206
Interest expense	(613)	(2,651)	(9,048)
Total other income	294,752	221,754	281,158
Loss before income taxes and cumulative effect of adoption of SFAS No. 143	(10,857,865)	(8,886,252)	(11,145,081)
Income taxes	—	—	—
Loss before cumulative effect of adoption of SFAS No. 143	(10,857,865)	(8,886,252)	(11,145,081)
Cumulative effect of adoption of SFAS No. 143	—	—	(63,508)
Net loss	$(10,857,865)	$(8,886,252)	$(11,208,589)
Basic and diluted net loss per share:
Loss before cumulative effect of adoption of SFAS No. 143	$(0.45)	$(0.36)	$(0.46)
Cumulative effect of adoption of SFAS No. 143	—	—	—
Net loss	$(0.45)	$(0.36)	$(0.46)
Weighted average shares outstanding used to compute net loss per share — basic and diluted	24,393,075	24,370,467	24,340,980

The accompanying notes are an integral part of these consolidated financial statements.

EDEN BIOSCIENCE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY AND COMPREHENSIVE LOSS

	Outstanding Shares Common Stock	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Shareholders’ Equity
Balance at December 31, 2002	24,307,495	$60,769	$132,466,906	$(78,842)	$(85,855,046)	$46,593,787
Comprehensive loss:
Net loss	—	—	—	—	(11,208,589)	(11,208,589)
Cumulative translation adjustment	—	—	—	(6,539)	—	(6,539)
Comprehensive loss						(11,215,128)
Sale of common stock	22,295	56	29,137	—	—	29,193
Exercise of stock options	32,200	80	27,319	—	—	27,399
Balance at December 31, 2003	24,361,990	60,905	132,523,362	(85,381)	(97,063,635)	35,435,251
Comprehensive loss:
Net loss	—	—	—	—	(8,886,252)	(8,886,252)
Cumulative translation adjustment	—	—	—	47,706	—	47,706
Comprehensive loss						(8,838,546)
Sale of common stock	19,880	50	12,620	—	—	12,670
Balance at December 31, 2004	24,381,870	60,955	132,535,982	(37,675)	(105,949,887)	26,609,375
Comprehensive loss:
Net loss	—	—	—	—	(10,857,865)	(10,857,865)
Cumulative translation adjustment	—	—	—	(4,827)	—	(4,827)
Comprehensive loss						(10,862,692)
Sale of common stock	25,000	62	9,938	—	—	10,000
Balance at December 31, 2005	24,406,870	$61,017	$132,545,920	$(42,502)	$(116,807,752)	$15,756,683

The accompanying notes are an integral part of these consolidated financial statements.

EDEN BIOSCIENCE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2005	2004	2003
Cash flows from operating activities:
Net loss	$(10,857,865)	$(8,886,252)	$(11,208,589)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	1,952,027	1,976,015	2,149,267
Loss on property and equipment on lease termination	3,480,883	—	—
Termination of lease obligations	(2,724,124)	—	—
Forfeiture of security deposit on lease termination	1,250,000	—	—
Loss on property and equipment	1,563,597	—	105,890
Loss on facility subleases	—	202,007	366,019
Deferred rent payable	33,704	50,556	120,321
Accretion expense	28,187	25,015	21,156
Cumulative effect of adoption of SFAS No. 143	—	—	63,508
Changes in assets and liabilities:
Accounts receivable	(179,777)	127,431	56,118
Inventory	295,307	(999,103)	172,101
Prepaid expenses and other assets	259,329	307,568	64,900
Accounts payable	38,336	87,605	(260,069)
Accrued liabilities	8,753	(379,489)	(2,085,753)
Accrued loss on facility subleases	(336,915)	(524,361)	(404,437)
Net cash used in operating activities	(5,188,558)	(8,013,008)	(10,839,568)
Cash flows from investing activities:
Purchases of property and equipment	(19,147)	(2,586)	(261,934)
Proceeds from disposal of fixed assets	226,908	13,040	212,030
Net cash provided by (used in) investing activities	207,761	10,454	(49,904)
Cash flows from financing activities:
Reduction in capital lease obligations	(11,572)	(17,257)	(95,428)
Proceeds from issuance of stock	10,000	12,670	56,592
Net cash used in financing activities	(1,572)	(4,587)	(38,836)
Effect of foreign currency exchange rates on cash and cash equivalents	(52,364)	44,187	21,819
Net decrease in cash and cash equivalents	(5,034,733)	(7,962,954)	(10,906,489)
Cash and cash equivalents at beginning of period	11,860,385	19,823,339	30,729,828
Cash and cash equivalents at end of period	$6,825,652	$11,860,385	$19,823,339
Supplemental disclosures:
Cash paid for interest	$613	$2,651	$9,048

The accompanying notes are an integral part of these consolidated financial statements.

EDEN BIOSCIENCE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Organization and Summary of Significant Accounting PoliciesOrganization and Business

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

Liquidity

The Company’s operating expenditures have been significant since its inception. The Company currently anticipates that its operating expenses will significantly exceed net product sales and that net losses and working capital requirements will consume a material amount of its cash resources. If net product sales do not significantly increase in the near term, the Company will have to further reduce its operating expenses. The Company’s future capital requirements will depend on the success of its operations. Management of the Company believes that the balance of its cash and cash equivalents at December 31, 2005 will be sufficient to meet its anticipated cash needs for net losses, working capital and capital expenditures for more than the next 12 months, although there can be no assurance in that regard. After the next 12 months, if net product sales do not significantly increase, the Company will have to further reduce operating expenses or secure additional financing. The Company may be unable to obtain adequate or favorable financing at that time or at all and may cease operations. The sale of additional equity securities could result in dilution to the Company’s shareholders.

Principles of Consolidation

The consolidated financial statements include the accounts of Eden Bioscience and its wholly-owned subsidiaries. Intercompany transactions and balances have been eliminated.

Segments

The Company has one operating segment — the development and commercialization of natural protein-based products for agriculture.

Estimates Used in Financial Statement Preparation

The preparation of financial statements in conformity with generally accepted accounting principles in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Examples include depreciable lives of property and equipment; fair value of assets held for sale; expense accruals; and provisions for sales allowances, warranty claims, inventory valuation and classification, cash flow projections used in evaluating whether asset impairment loss is recorded, losses on facility subleases and bad debts. Such estimates and assumptions are based on historical experience, where applicable, management’s plans and other assumptions. Estimates and assumptions are reviewed periodically and the effects of revisions are reflected in the consolidated financial statements prospectively when they are determined to be necessary. Actual results could differ from these estimates.

EDEN BIOSCIENCE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Cash and Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. Cash equivalents are stated at cost, which approximates market.

Accounts Receivable

Accounts receivable balances are reported net of customer-specific related sales allowances of $20,000 and $11,000 at December 31, 2005 and 2004, respectively. In determining the adequacy of the allowance for doubtful accounts, the Company considers a number of factors, including the aging of the accounts receivable portfolio, customer payment trends, the financial condition of its customers, historical bad debts and current economic trends. Based upon an analysis of outstanding net accounts receivable, no allowance for doubtful accounts was recorded at December 31, 2005 or 2004 and there were no write-offs in 2005 or 2004.

Inventory

Inventory is valued at the lower of average cost or market. Costs include material, labor and overhead. The Company estimates inventory cost reductions based on the results of quality control testing and the amount and age of product in the Company’s inventory. Cost reductions and write-offs were zero in 2005, $10,000 in 2004 and $47,000 in 2003.

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

Property and Equipment

Equipment and leasehold improvements are stated at historical cost. Improvements and replacements are capitalized. Maintenance and repairs are expensed when incurred. The provision for depreciation and amortization is determined using straight-line and accelerated methods, which allocate costs over their estimated useful lives of two to twenty years. On January 1, 2001, the Company adopted the units-of-production method of depreciation for manufacturing equipment placed into service after that date. Equipment leased under capital leases is depreciated over the shorter of its estimated useful life or lease term, which ranged between three to five years. Leasehold improvements are amortized over the shorter of their estimated useful lives or lease terms, which range between two to four years. Substantially all of the Company’s assets are in the United States.

In December 2005, the Company completed an efficiency analysis of its manufacturing processes, including an assessment of all manufacturing equipment and its usefulness in future manufacturing operations. As a result of this analysis, the Company recorded a loss of $1.7 million on equipment that will not be used in future manufacturing operations and will be sold or disposed. The lower of carrying value or estimated fair value less estimated costs to sell of equipment to be sold totals $318,000 and is included in other current assets on the balance sheet.

Long-lived assets are reviewed for impairment whenever events or circumstances indicate that the carrying value may not be recoverable. In reviewing for impairment, the Company compares the carrying value of such assets to the undiscounted cash flows expected from the use of the assets and their eventual disposition. When necessary, an impairment loss is recognized equal to the difference between the assets’ fair value and their

EDEN BIOSCIENCE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

carrying value. Based upon an analysis of estimated net cash flows to be realized from the Company’s investments in property and equipment at December 31, 2005, no additional impairment loss was recorded.

In October 2004, the Company began marketing lab and office space it occupied and estimated it would sublease substantially all of this space by the end of 2005. Based on the sublease market at that time, the Company believed that a portion of the leasehold improvements and certain equipment related to the lab space would not be recovered from the receipt of future sublease payments. Therefore, the estimated useful life of a portion of leasehold improvements and certain equipment related to this lab space was reduced from January 2011, the end of the lease term, to December 31, 2005. In the fourth quarter of 2004, additional amortization and depreciation of $355,000 was included in research and development expense in the consolidated statements of operations and additional amortization and depreciation of $710,000 was recorded in 2005. The lease was terminated in September 2005, see note 8.

Other Assets

Other assets consist principally of restricted investments held as deposits in connection with the Company’s operating leases.

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

Sales allowances represent allowances granted to independent distributors for sales and marketing support and are estimated based on the terms of the distribution arrangements or other arrangements. Sales allowances are estimated and accrued when the related product sales are recognized or when services are provided and are paid in accordance with the terms of the then-current distributor program arrangements or other arrangements. Distributor program arrangements expire annually, generally on December 31.

Gross product sales and sales allowances are as follows:

	Year Ended December 31,
	2005	2004	2003
Gross product sales	$4,217,177	$1,074,368	$1,739,917
Sales allowances	(544,933)	(129,863)	(94,121)
Elimination of previously recorded sales allowance liabilities	91,371	95,237	126,301
Product sales, net of sales allowances	$3,763,615	$1,039,742	$1,772,097

EDEN BIOSCIENCE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Gross product sales by geographical region were:

	Year Ended December 31,
	2005	2004	2003
United States	$3,134,058	$539,479	$1,631,496
Spain	888,178	528,826	—
Other regions	194,941	6,063	108,421
Product sales	$4,217,177	$1,074,368	$1,739,917

Incentives

The Company sometimes offers sales incentives, often in the form of free product, to distributors and other customers. Costs associated with such incentives are recognized as costs of sales in the later of the period in which (a) the associated revenue is recognized by the Company or (b) the sales incentive is offered to the customer.

In September 2003, with the cooperation of its distributors, the Company instituted a “buy one, get one free” promotion at the grower level that ran through the end of 2003. Near the end of 2003, the Company announced a reduction of approximately 50% in the price of Messenger and introduced Messenger STS, an improved formulation in January 2004 at this lower price point. At the same time, the Company announced to distributors that it planned to send them additional products at no charge in order to reduce the average cost of their existing inventories of Messenger. In 2004, the Company delivered approximately 470,000 ounces of Messenger products at no charge to distributors. The total cost of these promotions was approximately $191,000, which the Company recorded as a cost of sales in 2003. No such program was offered in 2005.

Cost of Goods Sold

Cost of goods sold includes all direct and indirect costs incurred in the manufacturing process; shipping and handling and other costs necessary to deliver product to distributors; inventory cost reductions; product used for promotional purposes; and idle capacity charges during periods of non-production.

Advertising Costs

Advertising costs are expensed as incurred. The Company incurred advertising expenses of $768,926 in 2005, $296,849 in 2004 and $398,555 in 2003.

Research and Development Expenses

Research and development costs are expensed as incurred.

Stock Compensation

The Company has elected to apply the disclosure-only provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123, Accounting for Stock-Based Compensation, as amended by SFAS No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure, an Amendment of SFAS No. 123. Accordingly, the Company accounts for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. The following table illustrates the effect on net income and earnings per share as if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based compensation.

EDEN BIOSCIENCE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Year Ended December 31,
	2005	2004	2003
Net loss, as reported	$(10,857,865)	$(8,886,252)	$(11,208,589)
Deduct total stock-based employee compensation expense under fair value based method	(646,672)	(779,031)	(1,516,909)
Pro forma net loss	$(11,504,537)	$(9,665,283)	$(12,725,498)
Loss per share:
Basic and diluted — as reported	$(0.45)	$(0.36)	$(0.46)
Basic and diluted — pro forma	$(0.47)	$(0.40)	$(0.52)

The per-share weighted average grant date fair value of options granted was $0.46 in 2005, $0.81 in 2004 and $1.26 in 2003. The fair value of stock options granted was determined using the Black-Scholes model. The following weighted average assumptions were used to perform the calculations:

	December 31,
	2005	2004	2003
Expected dividend yield	—	—	—
Risk-free interest rate	4.35%	3.34%	2.94%
Expected life (years)	5.0	5.0	5.0
Volatility	96%	98%	102%

Income Taxes

The Company accounts for income taxes under the provisions of SFAS No. 109, Accounting for Income Taxes. SFAS No. 109 requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the differences between the financial reporting and tax bases of assets and liabilities and operating loss and tax credit carryforwards using enacted tax rates in effect for the year in which the differences and carryforwards are expected to reverse.

Foreign Currency Translation

The Company conducts its operations in three primary functional currencies: the U.S. dollar, the euro and, until December 31, 2004, the Mexican peso. Balance sheet accounts of the Company’s foreign operations are translated from foreign currencies into U.S. dollars at period-end exchange rates while income and expenses are translated at average exchange rates during the period. Cumulative translation gains or losses related to net assets located outside the U.S. are shown as a component of shareholders’ equity. Gains and losses resulting from foreign currency transactions, which are denominated in a currency other than the entity’s functional currency, are included in the consolidated statements of operations. There were no significant gains or losses on foreign currency transactions in 2005, 2004 or 2003. As of December 31, 2004, the Company changed the functional currency of its Mexican subsidiary from the Mexican peso to the U. S. dollar due to lower activity in Mexico and the majority of transactions being denominated in U.S. dollars. The impact of this change was not material.

Recent Accounting Pronouncements

In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment, which addresses the accounting for transactions in which an entity exchanges its equity instruments for goods and services, with a primary focus on transactions in which an entity obtains employee services in share-based payment transactions. This Statement is a revision to Statement 123 and supersedes Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance. This Statement will require measurement of the cost of employee

EDEN BIOSCIENCE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

services received in exchange for stock compensation based on the grant-date fair value of the employee stock options. Incremental compensation costs arising from subsequent modifications of awards after the grant date must be recognized. The Company will adopt the Statement on January 1, 2006 under the modified prospective method of application. Under that method, the Company will recognize compensation costs for new grants of share-based awards, awards modified after the effective date, and the remaining portions of the fair value of the unvested awards at the adoption date. The Company estimates that the adoption of Statement 123R will result in the recognition of compensation costs for share based awards of approximately $310,000 in 2006.

In December 2004, the FASB issued Statement of Financial Accounting Standards No. 151, Inventory Costs, which clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Under this Statement, such items will be recognized as current-period charges. In addition, the Statement requires that allocation of fixed production overheads to the costs of conversion be based on normal capacity of the production facilities. This Statement will be effective for the Company for inventory costs incurred on or after January 1, 2006. The adoption of this Statement will not have a significant effect on the Company’s financial statements.

Net Loss per Share

Basic net loss per share is the net loss divided by the average number of shares outstanding during the period. Diluted net loss per share is the net loss divided by the sum of the average number of shares outstanding during the period plus the additional shares that would have been issued had all dilutive warrants and options been exercised, less shares that would be repurchased with the proceeds from such exercise using the treasury stock method. The effect of including outstanding options and warrants is antidilutive for all periods presented. Therefore, options and warrants have been excluded from the calculation of diluted net loss per share. Shares issuable pursuant to stock options and warrants that have not been included in the above calculations because they are antidilutive totaled 2,647,751 in 2005, 2,820,578 in 2004 and 2,748,941 in 2003.

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

The Board of Directors has the authority to determine all matters relating to options to be granted under the Stock Option Plans, including designation as incentive or nonqualified stock options, the selection of individuals to be granted options, the number of shares subject to each grant, the exercise price, the term and vesting period, if any. Generally, options vest over periods ranging from three to five years and expire ten years from date of grant. The Board of Directors reserved an initial total of 1,500,000 shares of common stock under the 2000 Plan, plus an automatic annual increase equal to the lesser of (a) 1,500,000 shares; (b) 5% of the outstanding shares of common stock on a fully diluted basis as of the end of the immediately preceding year; and (c) a lesser amount as may be determined by the Board of Directors. No additional shares were added to the 2000 Plan on January 1, 2006, 2005 or 2004.

EDEN BIOSCIENCE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

At December 31, 2005, the Company had reserved 598,001 shares of common stock for issuance under the 1995 Plan, all of which had been granted, and 3,232,171 shares for issuance under the 2000 Plan, including 1,732,171 shares transferred from the 1995 Plan. Options totaling 2,049,750 under the 2000 Plan had been granted at December 31, 2005, leaving 1,182,421 options available for future grant. The following table summarizes stock option activity:

	Number of Shares	Weighted Average Exercise Price Per Share
Balance at December 31, 2002	1,868,452	5.47
Options granted	1,281,000	1.65
Options forfeited	(568,311)	7.98
Options exercised	(32,200)	0.85
Balance at December 31, 2003	2,548,941	3.05
Options granted	347,000	1.08
Options forfeited	(275,363)	1.88
Balance at December 31, 2004	2,620,578	2.91
Options granted	210,000	0.62
Options forfeited	(182,827)	3.62
Balance at December 31, 2005	2,647,751	2.68

The following table summarizes stock option information at December 31, 2005:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted-Average Remaining Contractual Life (in years)	Weighted- Average Exercise Price	Number Outstanding	Weighted- Average Exercise Price
$0.40 – 1.00	579,001	7.19	$0.73	230,168	$0.83
1.40 – 1.85	1,529,250	6.97	1.60	1,155,431	1.60
2.00 – 6.00	276,000	3.27	3.79	272,600	3.81
7.00 – 14.00	263,500	5.00	11.99	231,710	12.49
	2,647,751	6.43	2.68	1,889,909	3.16

Stock options exercisable were 1,573,506 and 1,169,173 at December 31, 2004 and 2003, respectively. The weighted-average exercise prices of options exercisable were $3.60 and $4.08 at December 31, 2004 and 2003, respectively.

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

EDEN BIOSCIENCE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Common Stock Warrants

In August 2000, the Company issued warrants to purchase 133,333 shares of its common stock at $15.00 per share to Stephens Group, Inc. (“Stephens”) and warrants to purchase 66,667 shares of its common stock at $15.00 per share to WBW Trust Number One (“WBW”), in connection with credit facilities it established with these entities. The Company also paid loan commitment fees of $200,000 to Stephens and $100,000 to WBW. Under the terms of the credit facilities, the Company had the ability to borrow up to $10 million from Stephens and $5 million from WBW. The Company did not borrow any amounts pursuant to the credit facilities and, with the completion of the initial public offering, no longer has the ability to borrow any amounts under the credit facilities. One of the Company’s directors, William T. Weyerhaeuser, is trustee of WBW. At the time, Stephens beneficially owned approximately 10% of the Company’s common stock (approximately 17% at December 31, 2005) and Jon E. M. Jacoby, a director of the Company, is also a director and was an executive vice president of Stephens. The warrants expired in August 2005.

Employee Stock Purchase Plan

The 2000 Employee Stock Purchase Plan (the “2000 Stock Purchase Plan”) was implemented in October 2000 at the completion of the Company’s initial public offering. The 2000 Stock Purchase Plan allowed employees to purchase common stock through payroll deductions of up to 15% of their annual compensation. No employee could purchase common stock worth more than $25,000 in any calendar year, valued as of the first day of each offering period. In addition, no more than an aggregate of 125,000 shares could be purchased in any six-month purchase period and no employee could purchase more than 1,000 shares in any six-month purchase period.

The 2000 Stock Purchase Plan utilized twenty-four-month offering periods, each of which consists of four six-month purchase periods, with purchases made on the last day of each such period. Offering periods began on each May 1 and November 1. The price of the common stock purchased under the 2000 Stock Purchase Plan was the lesser of 85% of the fair market value on the first day of an offering period and 85% of the fair market value on the last day of a purchase period.

The 2000 Stock Purchase Plan authorized the issuance of a total of 500,000 shares of common stock, plus an automatic annual increase equal to the lesser of (a) 250,000 shares; (b) 1% of the outstanding shares of common stock as of the end of the immediately preceding fiscal year on a fully diluted basis; and (c) a lesser amount determined by the Board of Directors. No additional shares were added to the 2000 Stock Purchase Plan on January 1, 2006, 2005 or 2004. A total of 25,000 shares were purchased under the plan in 2005, for total proceeds of $10,000; 19,880 shares of stock were purchased under the plan in 2004, for total proceeds of $12,670; and 22,295 shares were purchased in 2003, for total proceeds of $29,193. The 2000 Stock Purchase Plan was terminated by the Board of Directors in November 2005.

3.    Licensing Agreement

In May 1995, the Company entered into an exclusive worldwide licensing agreement with Cornell Research Foundation for certain patents, patent applications and biological material relating to harpin proteins and related technology. The license agreement terminates on the expiration date of the last-to-expire licensed patent covered by the agreement, which is currently February 2018. As consideration for the license, the Company issued 400,000 shares of common stock to Cornell Research Foundation, has funded certain research and development activities at Cornell University and has agreed to pay a 2% royalty on net sales of current Harp-N-Tech products that incorporate the licensed technology, subject to a $200,000 minimum annual royalty payment.

EDEN BIOSCIENCE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.    Inventory

Inventory, at average cost, consists of the following:

	December 31,
	2005	2004
Raw materials	$503,259	$579,385
Bulk manufactured goods	561,318	1,906,681
Finished goods	2,558,977	1,001,520
Total inventory	3,623,554	3,487,586
Less non-current portion of inventory	(1,910,280)	—
Current portion of inventory	$1,713,274	$3,487,586

The non-current portion of inventory at December 31, 2005 consists primarily of raw materials, bulk manufactured goods and finished goods that the Company does not expect to utilize in the next twelve months. Prior to September 30, 2005, the Company expected all inventories to be utilized in the twelve month period subsequent to the balance sheet date.

5.    Property and Equipment

Property and equipment, at cost, consists of the following:

	December 31,
	2005	2004
Equipment	$6,838,591	$12,460,206
Equipment under capital leases	19,418	66,646
Leasehold improvements	3,557,590	10,817,391
Total property and equipment	10,415,599	23,344,243
Less accumulated depreciation and amortization	(4,448,477)	(9,456,670)
Net property and equipment	$5,967,122	$13,887,573

The Company recorded depreciation and amortization expense of $1,952,027 in 2005, $1,976,015 in 2004, and $2,149,267 in 2003.

6.    Accrued Liabilities

Accrued liabilities consist of the following:

	December 31,
	2005	2004
Facility costs	$290,499	$232,097
Compensation and benefits	270,545	307,313
Research and development field trial expenses	243,463	256,873
Royalty	160,684	118,434
Sales allowances	119,177	84,769
Warranty	74,871	75,000
Promotions	33,177	95,415
Other	67,989	36,510
Total accrued liabilities	$1,260,405	$1,206,411

EDEN BIOSCIENCE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7.    Warranty Liability

The Company provides a limited warranty to customers that products, at the time of the first sale, conform to the chemical description on the label and under normal conditions are reasonably fit for the purposes referred to in the directions for use, subject to certain inherent risks. The Company records, at the time revenues are recognized, a liability for warranty claims based on a percentage of sales. The warranty accrual percentage, which has ranged between zero and five percent, and warranty liability are reviewed periodically and adjusted as necessary, based on historical experience, the results of product quality testing and future expectations. The following table summarizes changes to the Company’s warranty liability:

	Year Ended December 31,
	2005	2004	2003
Beginning balance	$75,000	$228,021	$331,059
Payments and other settlements	(129)	—	(41,071)
Accruals, net of changes in estimate of liability	—	(153,021)	(61,967)
Ending balance	$74,871	$75,000	$228,021

8. Commitments and Contingencies

Leases

The Company has entered into non-cancelable lease agreements involving equipment and facilities through the year 2009. Future minimum rental payments under capital lease obligations and operating leases as of December 31, 2005 are as follows:

	Capital	Operating
2006	$769	$254,664
2007	—	220,472
2008	—	229,424
2009	—	238,366
Total minimum lease payments	769	$942,926
Less amount representing interest	(8)
Capital lease obligation, current	$761

Rental expense was as follows:

	Year Ended December 31,
	2005	2004	2003
Minimum rentals	$1,452,481	$1,921,310	$1,912,104
Payment of accrued loss on facility subleases	(350,080)	(525,120)	(376,144)
Less sublease rental income	(269,416)	(448,820)	(358,117)
Net rental expense	$832,985	$947,370	$1,177,843

In February 2006, the Company entered into a First Amendment to Lease and Extension Agreement with the landlord of the manufacturing facility to extend the lease term to December 31, 2009 and reduce rent payments.

Loss on Lease Termination

In January 2001, the Company entered into a ten-year lease agreement, with two five-year extension options to be exercised at the Company’s discretion, for 63,200 square feet of office space located near its manufacturing facility in Bothell, Washington. Rent payments increase by approximately eight percent every 30 months over the term of the lease. Total rent is expensed on a straight-line basis over the lease term. A liability for rent expense in excess of rent payments is included in other long-term liabilities and totaled approximately $550,000 at December 31, 2004 and zero at December 31, 2005. In the first half of 2001, the

EDEN BIOSCIENCE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Company converted approximately 22,600 square feet of this building into laboratory facilities and made other improvements at a cost of approximately $9.1 million.

On September 9, 2005, the Company entered into an Amendment of Lease and Termination Agreement with the landlord to terminate the ten-year lease. The termination was effective as of August 31, 2005. In connection with the termination, the existing sublease was transferred to the landlord. The lease termination resulted in a loss totaling $2,260,538. The lease termination loss is comprised of a termination fee totaling $1,500,000, consisting of $250,000 cash and the forfeiture of a $1,250,000 security deposit (previously included in long-term other assets on the balance sheet), a loss on leasehold improvements and equipment at the leased facility totaling $3,480,883, and other costs, offset by the write-off of liabilities recorded for accrued losses on facility subleases and rent expense in excess of rent payments totaling $2,724,124.

Loss on Facility Subleases

In order to offset its future facility costs, the Company, in December 2002, entered into an agreement to sublease to another company 34,302 square feet of laboratory and office space. The sublease agreement had an initial non-cancelable term of five years, with one three-year extension option to be exercised at the subtenant’s discretion and two five-year extension options to be exercised at the subtenant’s discretion, provided that the Company exercises its options to extend the lease beyond the initial ten-year term. The rent to be collected under the sublease exceeded the rent the Company paid for the subleased space. However, the excess did not cover the unamortized cost of leasehold improvements and equipment in the subleased space. As a result, a $4.2 million loss on the sublease was recorded in December 2002. The loss included a write-off of net leasehold improvements and equipment directly related to the subleased space totaling $1.0 million; an accrued loss of $4.0 million for the subtenant’s estimated portion of depreciation and amortization of shared assets, offset by excess rents of approximately $1.1 million; and sublease transaction costs of approximately $300,000.

In April 2003, the Company subleased to another company approximately 7,300 square feet of office space. The sublease agreement had a term of five years. Due to declines in the real estate market, the rent the Company paid on the subleased space exceeded the rent to be collected under the sublease. As a result, the Company recorded a loss on the sublease in 2003 of approximately $366,000. This subtenant was not in compliance with the sublease agreement at September 30, 2004 and the agreement was terminated in October 2004. As a result, the Company recorded an additional loss of approximately $202,000 in 2004 based upon an estimate of the time needed to re-sublease the space and expected future rents to be collected.

Legal Proceedings

The Company is subject to various claims and legal actions that arise in the ordinary course of business and believes that the ultimate liability, if any, with respect to these claims and legal actions will not have a material effect on its consolidated financial statements.

9.    Major Customers

Net product sales to the following distributors accounted for more than ten percent of net revenues for the periods indicated:

	Year Ended December 31,
	2005	2004	2003
Customer A	$517,000	$—	$182,000
Customer B	509,000	159,000	363,000
Customer C	449,000	—	—
Customer D	384,000	175,000	—
Customer E	375,000	—	—
Customer F	**	146,000	—
Customer G	**	**	168,000

{footnote} %** Less than ten percent.

EDEN BIOSCIENCE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10.    Restructuring Charges and Other Costs

The Company recorded and paid restructuring costs for severance and other costs associated with a workforce reduction in 2003 totaling $160,082. These costs are recorded in the consolidated statements of operations as components of research and development expense or selling, general and administrative expense, depending upon the classification of the affected employees. Of the 18 employees included in the workforce reductions, nine worked in research and development and the remainder worked in a variety of other areas, principally administration and sales and marketing.

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

12.    Asset Retirement Obligation

As of January 1, 2003, the Company adopted SFAS No. 143, “Accounting for Asset Retirement Obligations,” by recording an asset and liability in the amount of $129,093 related to asset retirement obligations the Company has at the expiration or earlier termination of its manufacturing facility lease. In 2006, the Company extended the lease for three additional years through December 31, 2009. The Company has not restricted any assets for purposes of settling this asset retirement obligation. As of January 1, 2003, the Company also recorded a $63,508 charge for the cumulative effect of adopting SFAS No. 143, which consists of cumulative accretion of $34,821 and depreciation of $28,687 related to periods prior to January 1, 2003. Following is a reconciliation of the beginning and ending aggregate carrying value of the asset retirement obligation liability, which is included in other long-term liabilities:

Initial measurement of obligation	$129,093
Accretion expense for periods prior to January 1, 2003	34,821
Accretion expense in 2003	21,156
Accretion expense in 2004	25,015
Accretion expense in 2005	28,187
Balance at December 31, 2005	$238,272

13.    Income Taxes

The Company files a Federal and certain foreign and state tax returns and did not record an income tax benefit for any of the periods presented because it has experienced operating losses since inception. The Company’s total U.S. tax net operating loss carryforwards were approximately $112.1 million at December 31, 2005 and expire between 2009 and 2025. The Company’s total foreign tax net operating loss carryforwards were approximately $10.4 million at December 31, 2005 and expire between 2006 and 2015. The Company’s

EDEN BIOSCIENCE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

total general business credit carryforwards were approximately $1.4 million at December 31, 2005 and expire between 2013 and 2025. The significant components of the deferred tax asset were as follows:

	2005	2004
Net operating loss carryforwards	$42,693,000	$38,843,000
Depreciation and amortization	(1,806,000)	(2,467,000)
General business credit carryforwards	1,423,000	1,345,000
Accrued loss on facility subleases	—	963,000
Other	368,000	317,000
Deferred tax asset	42,678,000	39,001,000
Deferred tax asset valuation allowance	(42,678,000)	(39,001,000)
Net deferred tax asset	$—	$—

The valuation allowance on deferred tax assets increased by $3.7 million during 2005 and $3.3 million during 2004. Pursuant to Section 382 of the Internal Revenue Code, annual use of the Company’s net operating loss and credit carryforwards may be limited in the event of a cumulative change in ownership of more than 50%. These Section 382 limitations and other limitations under state and foreign tax laws could result in a portion of the Company’s net operating losses never being utilized. The difference between the statutory tax rate of 35% and the tax benefit of zero recorded by the Company is due to the Company’s full valuation allowance against net deferred tax assets.

14.    Quarterly Financial Data (Unaudited)

The following table summarizes selected unaudited quarterly financial data for each quarter of the years ended December 31, 2005 and 2004.

	Three Months Ended
	March 31	June 30	September 30	December 31
Fiscal year 2005:
Net revenues	$1,154,486	$1,677,463	$343,398	$588,268
Loss from operations	(1,754,852)	(1,462,896)	(4,543,422)	(3,391,447)
Net loss	(1,686,828)	(1,391,660)	(4,459,713)	(3,319,664)
Basic and diluted net loss per share	(0.07)	(0.06)	(0.18)	(0.14)
Common stock trading range:
High	$1.38	$0.93	$1.20	$0.81
Low	0.60	0.46	0.65	0.51
Fiscal year 2004:
Net revenues	$213,401	$289,937	$368,383	$168,021
Loss from operations	(2,397,603)	(2,041,706)	(1,996,600)	(2,672,097)
Net loss	(2,346,399)	(1,995,581)	(1,937,799)	(2,606,473)
Basic and diluted net loss per share	(0.10)	(0.08)	(0.08)	(0.11)
Common stock trading range:
High	$1.95	$1.66	$0.90	$1.25
Low	1.30	0.65	0.37	0.43

In December 2005, the Company recorded a loss of $1.7 million on equipment that will not be used in future manufacturing operations and will be sold or disposed; see Note 1 Property and Equipment.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.    Controls and Procedures.

Under the supervision and with the participation of management, including our President and Chief Executive Officer and our Chief Financial Officer, we have carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of the end of the fiscal year covered by this report. Based on that evaluation, our President and Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures are effective as of the end of such year. There have been no changes in our internal control over financial reporting during the fourth quarter of 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.    Other Information.

None.

PART III

Item 10.    Directors and Executive Officers of the Registrant.

The information required by this item is incorporated by reference from the sections captioned “Board of Directors and Corporate Governance” and “Section 16(a) Beneficial Ownership Reporting Compliance” contained in our proxy statement for the 2006 annual meeting of shareholders, to be filed with the Commission pursuant to Regulation 14A not later than 120 days after December 31, 2005.

Item 11. Executive Compensation.

The information required by this item is incorporated by reference from the sections captioned “Executive Compensation,” “Board of Directors and Corporate Governance — Board of Director Compensation” and “Board of Directors and Corporate Governance — Compensation Committee Interlocks and Insider Participation” contained in our proxy statement for the 2006 annual meeting of shareholders, to be filed with the Commission pursuant to Regulation 14A not later than 120 days after December 31, 2005.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this item is incorporated by reference from the section captioned “Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters — Equity Compensation Plan Information” contained in our proxy statement for the 2006 annual meeting of shareholders, to be filed with the Commission pursuant to Regulation 14A not later than 120 days after December 31, 2005.

Item 13. Certain Relationships and Related Transactions.

None.

Item 14. Principal Accountant Fees and Services.

The information required by this item is incorporated by reference from the section captioned “Independent Registered Public Accounting Firm” contained in our proxy statement for the 2006 annual meeting of shareholders, to be filed with the Commission pursuant to Regulation 14A not later than 120 days after December 31, 2005.

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

10.1	†
Exclusive License Agreement, dated May 1, 1995, between Cornell Research Foundation, Inc. and the Registrant, as amended as of June 2, 2000 (incorporated by reference to Exhibit 10.1 to Eden Bioscience’s Quarterly Report on Form 10-Q (Commission File No. 0-31499), filed with the SEC on July 26, 2005).

10.2
Lease, dated November 4, 1996, between Koll Real Estate Group for Koll North Creek Business Park and the Registrant (incorporated by reference to Exhibit 10.2 to Eden Bioscience’s Registration Statement on Form S-1, as amended (Commission File No. 333-41028), initially filed with the SEC on July 7, 2000).

10.3
First Amendment to Lease and Extension Agreement, dated February 16, 2006, with S/I North Creek I, LLC (the “Amendment”), which amends the Lease, dated November 4, 1996, between Koll Real Estate Group for Koll North Creek Business Park and Eden Bioscience (incorporated by reference to Exhibit 99.1 to Eden Bioscience’s Current Report on Form 8-K (Commission File No. 0-31499), filed with the SEC on February 24, 2006).

10.4	**
1995 Combined Incentive and Nonqualified Stock Option Plan (incorporated by reference to Exhibit 10.3 to Eden Bioscience’s Registration Statement on Form S-1, as amended (Commission File No. 333-41028), initially filed with the SEC on July 7, 2000).

Exhibit Number		Description
10.5	**
2000 Stock Incentive Plan (incorporated by reference to Exhibit 10.4 to Eden Bioscience’s Registration Statement on Form S-1, as amended (Commission File No. 333-41028), initially filed with the SEC on July 7, 2000).

10.6	**
Form of Option Letter Agreement for Directors and Officers (incorporated by reference to Exhibit 10.1 to Eden Bioscience’s Quarterly Report on Form 10-Q (Commission File No. 0-31499), filed with the SEC on October 28, 2005).

10.7
Form of Indemnification Agreement (incorporated by reference to Exhibit 10.6 to Eden Bioscience’s Registration Statement on Form S-1, as amended (Commission File No. 333-41028), initially filed with the SEC on July 7, 2000).

10.8	**
Change of Control Agreement, dated August 16, 2000, between the Registrant and Bradley S. Powell (incorporated by reference to Exhibit 10.10 to Eden Bioscience’s Registration Statement on Form S-1, as amended (Commission File No. 333-41028), initially filed with the SEC on July 7, 2000).

10.9	**
Change of Control Agreement, dated August 16, 2000, between the Registrant and Zhongmin Wei (incorporated by reference to Exhibit 10.11 to Eden Bioscience’s Registration Statement on Form S-1, as amended (Commission File No. 333-41028), initially filed with the SEC on July 7, 2000).

10.10	**
Letter agreement, dated January 28, 2002, between the Registrant and Bradley S. Powell (incorporated by reference to Exhibit 10.15 to Eden Bioscience’s Annual Report on Form 10-K (Commission File No. 0-31499), filed with the SEC on March 29, 2002).

21.1		Subsidiaries of the Registrant (incorporated by reference to Exhibit 21.1 to Eden Bioscience’s Annual Report on Form 10-K (Commission File No. 0-31499), filed with the SEC on March 29, 2002).
23.1	*	Consent of Independent Registered Public Accounting Firm.
31.1	*	Rule 13a-14(a) Certification (Chief Executive Officer).
31.2	*	Rule 13a-14(a) Certification (Chief Financial Officer).
32.1	*	Section 1350 Certification (Chief Executive Officer).
32.2	*	Section 1350 Certification (Chief Financial Officer).

*	Filed herewith.

**	Management contract or compensatory plan.

†	The Exclusive License Agreement was originally filed as Exhibit 10.1 to Eden Bioscience’s Registration Statement on Form S-1, as amended, initially filed on July 7, 2000. Portions of the License Agreement filed with the Form S-1 were redacted pursuant to a confidential treatment request granted by the SEC and effective through July 7, 2005. The License Agreement was filed in unredacted form with Eden Bioscience’s Form 10-Q filed with the SEC on July 26, 2005). In accordance with Rule 202 of Regulation S-T, portions of the exhibit have been filed in paper format pursuant to a continuing hardship exemption.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Bothell, State of Washington, on March 14, 2006.

EDEN BIOSCIENCE CORPORATION

By:	/s/ Rhett R. Atkins Rhett R. Atkins, President, Chief Executive Officer and Director

By:	/s/ Bradley S. Powell Bradley S. Powell, Vice President of Finance, Chief Financial Officer and Secretary

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities indicated below on March 14, 2006.

Signature	Title
/s/ Rhett R. Atkins Rhett R. Atkins	President, Chief Executive Officer and Director (Principal Executive Officer)
/s/ Bradley S. Powell Bradley S. Powell	Vice President of Finance, Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)
/s/ William T. Weyerhaeuser William T. Weyerhaeuser	Chairman of the Board of Directors
/s/ Gilberto H. Gonzalez Gilberto H. Gonzalez	Director
/s/ Jon E. M. Jacoby Jon E. M. Jacoby	Director
/s/ Roger Ivesdal Roger Ivesdal	Director
/s/ Albert A. James Albert A. James	Director
/s/ Agatha L. Maza Agatha L. Maza	Director
/s/ Richard N. Pahre Richard N. Pahre	Director