Form 10-Q
period 2006-03-31
EDEN BIOSCIENCE CORP
filed 2006-05-05
CIK 930095

UNITED STATES SECURITIES AND
EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended March 31, 2006

or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from ________ to ________

Commission File Number 0-31499

Eden Bioscience Corporation
(Exact name of registrant as specified in its charter)

Washington	91-1649604
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

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
Yes ☑ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes☐ No ☑

State the number of shares outstanding of each of the registrant’s classes of common equity, as of the latest practicable date:

Class	Outstanding as of May 2, 2006
Common Stock, $.0025 Par Value	8,135,520

Eden Bioscience Corporation

PART I -- FINANCIAL INFORMATION

Item 1. Unaudited Financial Statements.

EDEN BIOSCIENCE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

ASSETS
	March 31, 2006	December 31, 2005

Current assets:
Cash and cash equivalents	$5,196,626	$6,825,652
Accounts receivable, net of sales allowances	1,402,486	212,213
Inventory, current	1,521,613	1,713,274
Prepaid expenses and other current assets	584,362	580,938

Total current assets	8,705,087	9,332,077
Inventory, non-current	1,661,718	1,910,280
Property and equipment, net	5,807,432	5,967,122
Other assets	287,700	287,704

Total assets	$16,461,937	$17,497,183

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$321,153	$229,667
Accrued liabilities	983,987	1,260,405

Total current liabilities	1,305,140	1,490,072
Other long-term liabilities	338,880	250,428

Total liabilities	1,644,020	1,740,500

Commitments and contingencies

Shareholders' equity:
Preferred stock, $.01 par value, 10,000,000 shares authorized; no shares
issued and outstanding at March 31, 2006 and December 31, 2005	--	--
Common stock, $.0025 par value, 33,333,333 shares authorized;
8,135,520 issued and outstanding shares at March 31, 2006 and 8,135,520
December 31, 2005	20,339	20,339
Additional paid-in capital	132,711,727	132,586,598
Accumulated other comprehensive loss	(42,556)	(42,502)
Accumulated deficit	(117,871,593)	(116,807,752)

Total shareholders’ equity	14,817,917	15,756,683

Total liabilities and shareholders’ equity	$16,461,937	$17,497,183

The accompanying notes are an integral part of these statements.

EDEN BIOSCIENCE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended March 31,

	2006	2005

Product sales, net of sales allowances	$1,648,387	$1,154,486
Operating expenses:
Cost of goods sold	1,015,480	528,317
Research and development	316,538	942,727
Selling, general and administrative	1,558,786	1,454,704
Gain on sale of equipment	(17,578)	(16,410)

Total operating expenses	2,873,226)	2,909,338

Loss from operations	(1,224,839)	(1,754,852)

Other income (expense):
Gain on sale of investment	99,884	--
Interest income	61,114	68,305
Interest expense	--	(281)

Total other income	160,998	68,024

Loss before income taxes	(1,063,841)	(1,686,828)
Income taxes	--	--

Net loss	$(1,063,841)	$(1,686,828)

Basic and diluted net loss per share	$(0.13)	$(0.21)

Weighted average shares outstanding used to compute net loss per share	8,135,520	8,127,290

The accompanying notes are an integral part of these statements.

EDEN BIOSCIENCE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,

	2006	2005

Cash flows from operating activities:
Net loss	$(1,063,841)	$(1,686,828)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	176,067	610,444
Stock compensation expense	125,129	--
Gain on sale of equipment	(17,578)	(16,410)
Gain on sale of investment	(99,884)	--
Accretion expense	7,588	6,734
Deferred rent payable	80,864	12,639
Changes in assets and liabilities:
Accounts receivable	(1,182,604)	(693,173)
Inventory	421,329	(81,759)
Prepaid expenses and other assets	(3,536)	(94,741)
Accounts payable	91,403	163,514
Accrued liabilities	(283,951)	(60,842)
Accrued loss on facility subleases	--	(125,625)

Net cash used in operating activities	(1,749,014)	(1,966,047)

Cash flows from investing activities:
Purchase of equipment	(16,377)	--
Proceeds from sale of investment	100,000	--
Proceeds from sale of equipment	17,578	50,000

Net cash provided by investing activities	101,201	50,000

Cash flows from financing activities:
Reduction in capital lease obligations	--	(3,924)

Net cash used in financing activities	--	(3,924)

Effect of foreign currency exchange rates on cash and cash equivalents	18,787	(5,597)

Net decrease in cash and cash equivalents	(1,629,026)	(1,925,568)
Cash and cash equivalents at beginning of period	6,825,652	11,860,385

Cash and cash equivalents at end of period	$5,196,626	$9,934,817

Supplemental disclosures:
Cash paid for interest	$--	$281

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

Basis of Presentation

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and pursuant to the instructions to Form 10-Q. Accordingly, they do not include all of the information and notes required by U.S. generally accepted accounting principles for complete financial statements. The balance sheet at December 31, 2005 has been derived from the audited financial statements at that date but does not include all of the information and notes required by U.S. generally accepted accounting principles for complete financial statements. These financial statements and notes should be read in conjunction with the financial statements and notes as of and for the year ended December 31, 2005 included in the Company’s Annual Report on Form 10-K, which was filed with the Securities and Exchange Commission on March 15, 2006.

     In the opinion of management, the unaudited condensed consolidated financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to state fairly the financial information set forth therein. Results of operations for the three months ended March 31, 2006 are not necessarily indicative of the results expected for the full fiscal year or for any future period.

     On April 17, 2006, the Company amended its Restated Articles of Incorporation to reduce the Company’s number of authorized shares of common stock from 100,000,000 to 33,333,333 and to effect a 1-for-3 reverse stock split of the Company’s outstanding common stock. The reverse stock split was effective with respect to shareholders of record at 5:00p.m., Pacific daylight time, on April 18, 2006 and the Company’s common stock began trading as adjusted for the reverse stock split on April 19, 2006. As a result of the reverse stock split, each three shares of common stock were exchanged for one share of common stock and the total number of shares outstanding were reduced from approximately 24.4 million shares to approximately 8.1 million shares. The Company has retroactively adjusted all the share information to reflect the reverse stock split in the accompanying condensed consolidated financial statements and footnotes.

     In the first quarter of 2006, we sold a minority stock investment for $100,000 that resulted in a gain of $99,884.

Liquidity

     The Company’s operating expenditures have been significant since its inception. The Company currently anticipates that its operating expenses will significantly exceed net product sales and that net losses and working capital requirements will consume a material amount of its cash resources. If net product sales do not significantly increase in the near term, the Company will have to further reduce its operating expenses. The Company’s future capital requirements will depend on the success of its operations. Management of the Company believes that the balance of its cash and cash equivalents at March 31, 2006 will be sufficient to meet its anticipated cash needs for net losses, working capital and capital expenditures for more than the next 12 months, although there can be no assurance in that regard. After the next 12 months, if net product sales do not significantly increase, the Company will have to further reduce operating expenses or secure additional financing. The Company may be unable to obtain adequate or favorable financing at that time or at all and may cease operations. The sale of additional equity securities could result in dilution of the Company’s shareholders.

EDEN BIOSCIENCE CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Estimates Used in Financial Statement Preparation

     The preparation of financial statements in conformity with generally accepted accounting principles in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Examples include depreciable lives of property and equipment; expense accruals; provisions for sales allowances, the fair value of stock compensation arrangements, warranty claims and inventory valuation and classification; cash flow projections used in evaluating whether asset impairment loss is recorded; and bad debts. Such estimates and assumptions are based on historical experience, where applicable, management’s plans and other assumptions. Estimates and assumptions are reviewed periodically and the effects of revisions are reflected in the consolidated financial statements prospectively when they are determined to be necessary. Actual results could differ from these estimates.

Accounts Receivable

     Accounts receivable balances are reported net of customer-specific related sales allowances of $345,000 at March 31, 2006 and $20,000 at December 31, 2005. In determining the adequacy of the allowance for doubtful accounts, the Company considers a number of factors, including the aging of the accounts receivable portfolio, customer payment trends, the financial condition of its customers, historical bad debts and current economic trends. Based upon an analysis of outstanding net accounts receivable, no allowance for doubtful accounts was recorded at March 31, 2006 or December 31, 2005.

Inventory

     Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 151, Inventory Costs, which clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Under this Statement, such items will be recognized as current-period charges. In addition, the Statement requires that allocation of fixed production overheads to the costs of conversion be based on normal capacity of the production facilities. The adoption of this Statement did not have a significant effect on the Company’s financial statements.

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

     In December 2005, the Company completed an efficiency analysis of its manufacturing processes, including an assessment of all manufacturing equipment and its usefulness in future manufacturing operations. The lower of carrying value or estimated fair value less estimated costs to sell of equipment to be sold totaled $314,000 at March 31, 2006 and $318,000 at December 31, 2005 and is included in other current assets on the balance sheet.

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

     Gross product sales and sales allowances are as follows:

	Three Months Ended March 31,

	2006	2005

Gross product sales	$1,953,536	$1,365,217
Sales allowances	(347,178)	(302,102)
Elimination of previously recorded sales allowance	42,029	91,371

liabilities
Product sales, net of sales allowances	$1,648,387	$1,154,486

     Net product sales by geographical region were:

	Three Months Ended March 31,

	2006	2005

United States	$1,624,750	$895,362
Spain	--	210,074
Other regions	23,637	49,050

Product sales, net of sales allowances	$1,648,387	$1,154,486

Incentives

     The Company sometimes offers sales incentives, often in the form of free product, to distributors and other customers. Costs associated with such incentives are recognized as costs of sales in the later of the period in which (a) the associated revenue is recognized by the Company or (b) the sales incentive is offered to the customer.

Accounting for Stock Compensation

     The Company maintains a stock equity incentive plan under which it may grant non-qualified stock options, incentive stock options or restricted stock to employees, non-employee directors and consultants. Prior to the January 1, 2006 adoption of the Financial Accounting Standards Board (“FASB”) Statement No. 123(R), “Share-Based Payment” (“SFAS 123R”), the Company accounted for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. Accordingly, because the stock option grant price equaled the market price on the date of grant, no compensation expense was recognized by the Company for stock-based compensation. As permitted by SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), stock-based compensation was included as a pro forma disclosure in the notes to the consolidated financial statements.

     Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS 123R, using the modified-prospective transition method. Under this transition method, stock-based compensation expense was recognized in the consolidated financial statements for granted stock options. Compensation expense recognized included the estimated expense for stock options granted subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS 123R, and the estimated expense for the portion vesting in the period for options granted prior to, but not vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123. Results for prior periods have not been restated, as provided for under the modified-prospective method. Total stock-based compensation expense recognized in the consolidated statement of operations for the quarter ended March 31, 2006 was $125,129.

EDEN BIOSCIENCE CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

     The following table shows the impact of adoption of SFAS 123R on net loss and loss per share for the three months ended March 31, 2006:

	Three Months Ended March 31, 2006

	As Reported Following SFAS 123R	If Reported Following APB 25

Net loss, as reported	$(1,063,841)	$(938,712)

Loss per share:
Basic and diluted - as reported	$(0.13)	$(0.12)

     The following table shows the effect on net loss and loss per share had compensation cost been recognized based upon the estimated fair value on the grant date of stock options in accordance with SFAS 123, as amended by SFAS No. 148 “Accounting for Stock-Based Compensation – Transition and Disclosure”:

Three Months Ended March 31, 2005

Net loss, as reported	$(1,686,828)
Deduct: stock-based compensation expense
under fair value based method	(173,528)

Pro forma net loss	$(1,860,356)

Loss per share:
Basic and diluted - as reported	$(0.21)

Basic and diluted - pro forma	$(0.23)

Disclosures for the quarter ended March 31, 2006 are not presented because the amounts are recognized in the consolidated financial statements.

     The fair value for stock awards was estimated at the date of grant using the Black-Scholes-Merton (“BSM”) option valuation model with the following weighted average assumptions for the quarter ended March 31, 2006 and 2005:

	March 31,
	2006	2005

Expected term (in years)	6.25	5.0
Expected stock price volatility	95%	100%
Risk-free interest rate	4.29%	3.05%
Expected dividend yield	--	--
Estimated fair value per option granted	$0.57	$0.59

     For the three months ended March 31, 2006, the expected life of each award granted was calculated using the “simplified method” in accordance with Staff Accounting Bulletin No. 107. Prior to January 1, 2006, the expected term of the options represents the estimated period of time until exercise and is based on historical experience of similar awards, giving consideration to the contractual terms, vesting schedules and expectations of future employee behavior. Expected stock price volatility is based on historical volatility of the Company’s stock. The risk-free interest rate is based on the implied yield available on U.S. Treasury zero-coupon issues with an equivalent remaining term. The Company has not paid dividends in the past and does not plan to pay any dividends in the near future.

     The BSM option valuation model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions, particularly for the expected term and expected stock price volatility. The Company’s employee stock options have characteristics significantly different from those of traded options, and changes in the subjective input assumptions can materially affect the fair value estimate. Because Company stock options do not trade on a secondary exchange, employees do not derive a benefit from holding stock options unless there is an increase, above the grant price, in the market price of the Company’s stock.

EDEN BIOSCIENCE CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Net Loss per Share

     Basic net loss per share is the net loss divided by the average number of shares outstanding during the period. Diluted net loss per share is the net loss divided by the sum of the average number of shares outstanding during the period plus the additional shares that would have been issued had all dilutive warrants and options been exercised, less shares that would be repurchased with the proceeds from such exercise using the treasury stock method. The effect of including outstanding options and warrants is antidilutive for all periods presented. Therefore, options and warrants have been excluded from the calculation of diluted net loss per share. Shares issuable pursuant to stock options and warrants that have not been included in the above calculations because they are antidilutive totaled 885,953 and 918,166 as of March 31, 2006 and 2005, respectively.

Reclassifications

     Certain reclassifications have been made to the prior period condensed consolidated financial statements to conform to classifications used in the current period.

2. Stock Compensation

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

     The Board of Directors has the authority to determine all matters relating to options to be granted under the Stock Option Plans, including designation as incentive or nonqualified stock options, the selection of individuals to be granted options, the number of shares subject to each grant, the exercise price, the term and vesting period, if any. Generally, options vest over periods ranging from three to five years and expire ten years from date of grant. The Board of Directors reserved an initial total of 500,000 shares of common stock under the 2000 Plan, plus an automatic annual increase equal to the lesser of (a) 500,000 shares; (b) 5% of the outstanding shares of common stock on a fully diluted basis as of the end of the immediately preceding year; and (c) a lesser amount as may be determined by the Board of Directors. No additional shares were added to the 2000 Plan on January 1, 2006, 2005 or 2004.

     At March 31, 2006, the Company had reserved 196,004 shares of common stock for issuance under the 1995 Plan, all of which had been granted, and 1,080,720 shares for issuance under the 2000 Plan, including 580,720 shares transferred from the 1995 Plan. Options totaling 689,949 under the 2000 Plan had been granted at March 31, 2006, leaving 390,771 options available for future grant. Additionally, in the first quarter of 2006, the Board of Directors approved a cash and equity incentive arrangements for certain employees in 2006. If certain net revenue goals are achieved for 2006, these employees would be granted fully vested stock options to purchase between 41,669 and 104,169 shares of the Company’s common stock, depending on actual annual net revenues achieved. The exercise price of any options issued under this plan will be equal the market price of the Company’s common stock at the date of grant. At March 31, 2006, management has determined it is not probable that the annual net revenue targets will be achieved and no compensation expense has been recorded under this incentive plan during the first quarter of 2006.

     The fair value of each stock option granted is estimated on the date of grant using the BSM option valuation model. The assumptions used to calculate the fair value of options granted are evaluated and revised, as necessary, to reflect market conditions and the Company’s experience. Options granted are valued using the single option valuation approach, and the resulting expense is recognized over the entire requisite service period. Compensation expense is recognized only for those options expected to vest, with forfeitures estimated at the date of grant based on the Company’s historical experience and future expectations. Prior to the adoption of SFAS 123R, the effect of forfeitures on the pro forma expense amounts was recognized as the forfeitures occurred.

EDEN BIOSCIENCE CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

     The following table summarizes stock option activity:

	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value

Balance at December 31, 2005	882,619	$8.02
Granted	10,002	2.16
Cancelled	(6,668)	3.01

Balance at March 31, 2006	885,953	8.00	6.5	$111,750

Exercisable at March 31, 2006	658,768	$9.34	6.2	$27,700

     The aggregate intrinsic value in the table above is based on the Company’s closing stock price of $2.70 as of March 31, 2006, which would have been received by the optionees had all in-the-money options been exercised on that date. As of March 31, 2006, total unrecognized stock-based compensation expense related to nonvested stock options was approximately $283,000 and expected to recognize $168,000 in the remainder of 2006, $81,000 in 2007, $29,000 in 2008 and $5,000 in 2009.

     The following table summarizes stock option information at March 31, 2006:

	Options Outstanding			Options Exercisable

Range of Exercise Prices	Number Outstanding	Weighted-Average Remaining Contractual Life (in years)	Weighted- Average Exercise Price	Number Outstanding	Weighted- Average Exercise Price

$1.20 - 3.00	198,037	7.40	$2.19	74,223	$2.48
4.20 - 5.55	508,083	6.97	4.81	415,308	4.80
6.00 - 18.00	92,000	3.27	11.37	90,867	11.42
21.00 - 42.00	87,833	5.00	35.98	78,370	37.49

	885,953	6.48	8.00	658,768	9.34

3. Inventory

     Inventory, valued at the lower of average cost or market, consists of the following:

	March 31, 2006	December 31, 2005

Raw materials	$510,445	$503,259
Bulk manufactured goods	464,911	561,318
Finished goods	2,207,975	2,558,977

Total inventory	3,183,331	3,623,554
Less non-current portion of inventory	(1,661,718)	(1,910,280)

Current portion of inventory	$1,521,613	$1,713,274

The non-current portion of inventory consists of raw materials, bulk manufactured goods and finished goods that the Company does not expect to utilize in the next twelve months.

EDEN BIOSCIENCE CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4. Property and Equipment

     Property and equipment, at cost, consists of the following:

	March 31, 2006	December 31, 2005

Equipment	$6,881,430	$6,858,009
Leasehold improvements	3,557,590	3,557,590

Total property and equipment	10,439,020	10,415,599
Less accumulated depreciation and amortization	(4,631,588)	(4,448,477)

Net property and equipment	$5,807,432	$5,967,122

     The Company recorded depreciation and amortization of $176,067 and $610,444 for the three months ended March 31, 2006 and 2005, respectively.

5. Accrued Liabilities

     Accrued liabilities consist of the following:

	March 31, 2006	December 31, 2005

Compensation and benefits	$308,829	$270,545
Royalty	206,458	160,684
Facility costs	205,000	290,499
Research and development field trial expenses	132,832	243,463
Warranty	74,871	74,871
Promotions	5,000	33,177
Sales allowances	--	119,177
Other	50,997	67,989

Total accrued liabilities	$983,987	$1,260,405

6. Warranty Liability

     The Company provides a limited warranty to customers that products, at the time of the first sale, conform to the chemical description on the label and under normal conditions are reasonably fit for the purpose referred to in the directions for use, subject to certain inherent risks. The Company records, at time revenues are recognized, a liability for warranty claims based on a percentage of sales. The warranty accrual percentage, which has ranged between zero and five percent, is reviewed periodically and adjusted as necessary, based on historical experience, the results of product quality testing and future expectations. There were no changes to the Company’s warranty liability during the three months ended March 31, 2006.

7. Major Customers

     Net product sales to the following distributors accounted for more than ten percent of net revenues for the periods indicated:

	Three Months Ended March 31,
	2006	2005

Customer A	$381,000	$213,000
Customer B	253,000	117,000
Customer C	181,000	**
Customer D	--	167,000

     ** Less than ten percent.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     This discussion and analysis should be read in conjunction with our unaudited condensed consolidated financial statements and accompanying notes thereto included in this report and with our 2005 audited financial statements and notes thereto included in our Annual Report on Form 10-K, which was filed with the Securities and Exchange Commission on March 15, 2006.

     This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 that involve risks and uncertainties, such as statements of our ability to increase sales of our products, our ability to improve operations and reduce net losses, our ability to improve operations in Spain, our ability to sell unused manufacturing equipment at estimated fair values; our belief that our cash balance at March 31, 2006 will be sufficient to meet anticipated cash needs for move than the next 12 months; and our ability to further reduce operating expenses. We use words such as “anticipate,” “believe,” “expect,” “future” and “intend,” the negative of these terms and similar expressions to identify forward-looking statements. However, these words are not the exclusive means of identifying such statements. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances are forward-looking statements. Our actual results could differ materially from those anticipated in these forward-looking statements for many reasons, including the following factors:

o	Our inability to generate sufficient cash flow from operations, or obtain funds through additional financing, which may force us to delay, curtail or eliminate some or all of our research and development, field-testing, marketing or manufacturing programs or cease all operations;

o	Our inability to regain, or, if we regain, to sustain, compliance with the continued listing requirements of The Nasdaq Capital Market, including the $1 minimum bid price requirement, which could result in delisting and adversely affect the market price and liquidity of our common stock;

o	Our inability to successfully achieve broad market acceptance of our products sufficient to generate enough product revenues in the future to achieve profitability;

o	Our inability to develop adequate sales and marketing capabilities, which could prevent us from successfully commercializing our current products and other products we may develop;

o	Our inability to establish or maintain successful relationships with independent distributors and retailers, which could adversely affect our sales;

o	The results of our ongoing or future field trials, which if unsuccessful could impair our ability to achieve market acceptance or obtain regulatory approval of our current products or any other products we may develop;

o	Our inability to adequately address the risks of a new enterprise and the commercialization of a new technology, including manufacturing, quality control and assurance, regulatory approval and compliance, marketing, sales, distribution and customer service;

o	Our inability to successfully expand internationally as we obtain regulatory approvals to market and sell our products in other countries, which expansion involves a number of risks, including different regulatory requirements, reduced protection of intellectual property rights and the diversion of management attention from domestic operations;

o	Our inability to compete successfully against our current or future competitors, which may result in price reductions, reduced margins or the inability to achieve market acceptance of our current products or any other products we may develop;

o	Our inability to obtain regulatory approvals, or to comply with ongoing and changing regulatory requirements, which could delay or prevent sales of our current products or any other products we may develop;

o	Our inability to protect our patents and proprietary rights in the United States and foreign countries, which could limit our ability to compete effectively since our competitors may take advantage of our patents or proprietary rights;

o	Our inability to operate without infringing the intellectual property or proprietary rights of others, which could cause us to incur significant expenses or be prevented from selling our current products or any other products we may develop in the future;

o	Our inability to adequately distinguish our products from genetically modified plants and products, which could negatively impact market acceptance of our products;

o	Exposure to product liability claims, which could adversely affect our operations;

o	Rapid changes in technology, which could render our current products or any other products we may develop unmarketable or obsolete;

o	Our inability to comply with regulations applicable to our facilities and procedures, which could delay, limit or prevent our research and development or manufacturing activities;

o	Our inability to maintain high product quality on a large scale, which could negatively impact market acceptance of our products;

o	The failure of any component required in the manufacturing process of our products, which, because we do not have back-up manufacturing systems, could delay or impair our ability to manufacture our products in the quantities that we may require;

o	The failure of third-party manufacturers on whom we rely for certain aspects of our manufacturing process to perform adequately; and

o	Our inability to retain our key employees or other skilled managerial or technical personnel, which could impair our ability to maintain or expand our business.

     More information about factors that potentially could affect our financial results and our business is included under Item 1A "Risk Factors" in our most recent Annual Report on Form 10-K filed with the Securities and Exchange Commission. You should not place undue reliance on our forward-looking statements, which apply only as of the date of this report. The cautionary statements made in this report apply to all forward-looking statements wherever they appear in this report. Except as may be required by law, we undertake no obligation to publicly release any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

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

     We have incurred significant operating losses since inception. At March 31, 2006, we had an accumulated deficit of $117.9 million. We incurred net losses of $1.1 million and $1.7 million for the quarters ended March 31, 2006 and 2005, respectively, and annual losses of $10.9 million in 2005, $8.9 million in 2004 and $11.2 million in 2003. We expect to incur significant additional net losses as we proceed with the commercialization of our current products and the development of new products and technologies.

Results of Operations

Three Months Ended March 31, 2006 and 2005

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

	Three Months Ended March 31,

	2006	2005

Gross product sales	$1,953,536	$1,365,217
Sales allowances	(347,178)	(302,102)
Reduction of previously recorded sales allowance liabilities	42,029	91,371

Product sales, net of sales allowances	$1,648,387	$1,154,486

     Gross product sales revenue for the first quarter of 2006 was $1,954,000, an increase of $588,000 from $1,365,000 in the same quarter of 2005. The increase is a result of higher sales volumes of N-Hibit, ProAct and MightyPlant in the United States, which offset the sales volume decline of Messenger in Spain. Sales in the first quarter of 2006 were made primarily to 26 distributors, three of which accounted for an aggregate of 49% of net product sales revenue. Sales in the first quarter of 2005 were made primarily to 30 distributors, three of which accounted for an aggregate of 43% of net product sales revenue.

     Net product sales to foreign customers totaled $24,000 and $259,000 in the three months ended March 31, 2006 and 2005, respectively. Recognized sales in Spain decreased to zero in the first quarter of 2006 from $210,000 in the same quarter of 2005 because existing distributor-owned Messenger inventory was adequate to meet growers’ orders. In order to improve our operations in Spain, we have reduced expenditures and consolidated the distribution channel to one primary distributor. While we expect to recognize sales in the second quarter of 2006, it is not possible to predict our future sales in Spain due to our short sales history and extreme weather conditions growers encountered in 2005.

     Net sales of Messenger to consumers in the home and garden market in the United States totaled $231,000 and $183,000 in the three months ended March 31, 2006 and 2005, respectively. The increase is due to both higher sales volumes to distributors and over the internet.

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

Sales Allowances

     Sales allowances represent allowances granted to independent distributors for sales and marketing support and are estimated based on the terms of the distribution arrangements. Sales allowances are estimated and accrued when the related product sales revenue is recognized or when services are provided and are paid in accordance with the terms of the then-current distributor program arrangements. Distributor program arrangements expire annually, generally on December 31.

     Sales allowances during the quarter ended March 31, 2006 totaled $347,000 (18% of gross product sales) compared to $302,000 (22% of gross product sales) in the comparable quarter of 2005. The four percentage point decrease was primarily to discontinuance of certain marketing programs and changes in mix of products sold. We expect 2006 sales allowances to average approximately 15-20% of total gross product sales based on current product specific distributor programs. Net revenue for the quarters ended March 31, 2006 and 2005 include the reduction by $42,000 and $91,000, respectively, of sales allowance recognized in prior quarters that were not paid because actual amounts earned by distributors were less than amounts previously estimated.

Cost of Goods Sold

     Cost of goods sold consists primarily of the cost of products sold to distributors, idle capacity charges and the cost of products used for promotional purposes. Cost of goods sold was $1,015,000 in the first quarter of 2006, compared to $528,000 in the first quarter of 2005. The increase in cost of goods sold was due to higher sales volumes in 2006 and an increase in idle capacity charges resulting from no manufacturing activities in the first quarter of 2006 compared to 46 days of production in the same quarter of 2005.

Research and Development Expenses

     Research and development expenses consist primarily of personnel, field trial, laboratory, regulatory, patent and facility expenses. Research and development expenses decreased $626,000 (66%) from $943,000 in the first quarter of 2005 to $317,000 in the same quarter of this year. This decrease was primarily due to terminating a facility lease in September 2005 that significantly reduced rent and depreciation and amortization expense related to leasehold improvements and certain equipment at the facility. Stock compensation expense included in research and development totaled $7,000 in the first quarter of 2006.

Selling, General and Administrative Expenses

     Selling, general and administrative expenses consist of payroll and related expenses for sales and marketing, executive and administrative personnel; advertising, marketing and professional fees; and other corporate expenses. Selling, general and administrative expenses increased $104,000 (7%) from $1.5 million in the first quarter of 2005 to $1.6 million in the same quarter of 2006. This increase resulted primarily from recording stock compensation expense of $118,000 in the first quarter of 2006.

     Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS 123R, using the modified-prospective transition method. Under this transition method, stock-based compensation expense was recognized in the consolidated financial statements for granted stock options. Compensation expense recognized included the estimated expense for stock options granted subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS 123R, and the estimated expense for the portion vesting in the period for options granted prior to, but not vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123. As of March 31, 2006, total unrecognized stock-based compensation expense related to nonvested stock options was approximately $283,000 and expected to recognize $168,000 in the remainder of 2006, $81,000 in 2007, $29,000 in 2008 and $5,000 in 2009. Total stock-based compensation expense recognized in the consolidated statement of operations for the quarter ended March 31, 2006 was $125,129. Prior to the January 1, 2006 adoption of the SFAS 123R, the Company accounted for stock-based compensation using the intrinsic value method prescribed in APB 25, and related interpretations. Accordingly, because the stock option grant price equaled the market price on the date of grant, no compensation expense was recognized by the Company for stock-based compensation. Results for prior periods have not been restated, as provided for under the modified-prospective method.

     We estimate the fair value of stock options granted using the Black-Scholes-Merton option-pricing formula and a single option award approach. This fair value is then amortized on a straight-line basis over the requisite service periods of the awards, which is generally the vesting period. Options generally become exercisable over a three or four-year period and, if not exercised, expire ten years after the grant date. The majority of our employees participate in our stock option program. This option-pricing model requires the input of highly subjective assumptions, including the option’s expected term and the price volatility of the Company’s stock. For the three months ended March 31, 2006, the expected term of each award granted was calculated using the “simplified method” in accordance with Staff Accounting Bulletin No. 107. Prior to January 1, 2006, the expected term of the options represents the estimated period of time until exercise and is based on historical experience of similar awards, giving consideration to the contractual terms, vesting schedules and expectations of future employee behavior. Expected stock price volatility is based on historical volatility of the Company’s stock.

Gain on sale of investment

     In the first quarter of 2006, we sold a minority stock investment for $100,000 that resulted in a gain of $99,884.

Interest Income

     Interest income consists of earnings on our cash and cash equivalents. Interest income decreased $7,000 from $68,000 in the first quarter of 2005 to $61,000 in the same quarter of this year. The change was due to higher interest rates in 2006 offset by significantly lower average cash balances available for investment in the quarter ended March 31, 2006 compared to the same quarter in 2005.

Income Taxes

     We have generated a net loss from operations for each period since we began doing business. As of December 31, 2005, we had accumulated approximately $112.1 million of net operating loss carryforwards for federal income tax purposes, which expire between 2009 and 2025, and approximately $10.4 million in foreign tax net operating loss carryforwards, which expire between 2006 and 2015. We have provided a valuation allowance against our net deferred tax assets because of the significant uncertainty surrounding our ability to realize them. The annual use of these net operating loss carryforwards may be limited in the event of a cumulative change in ownership of more than 50%.

Liquidity and Capital Resources

     Our operating expenditures have been significant since our inception. We currently anticipate that our operating expenses will significantly exceed net product sales and that net losses and working capital requirements will consume a material amount of our cash resources. If net product sales do not significantly increase in the near term, we will have to further reduce our operating expenses. Our future capital requirements will depend on the success of our operations. We believe that the balance of our cash and cash equivalents at March 31, 2006 will be sufficient to meet our anticipated cash needs for net losses, working capital and capital expenditures for more than the next 12 months, although there can be no assurance in that regard. After the next 12 months, if net product sales do not significantly increase, we will have to further reduce operating expenses or secure additional financing. We may be unable to obtain adequate or favorable financing at that time or at all and may be forced to cease operations. The sale of additional equity securities could result in dilution of our shareholders.

     The Board of Directors of the Company approved the reverse stock split to help the Company regain compliance with The Nasdaq Capital Market's $1 minimum bid price continued listing requirement. As reported on the Company's Current Report on Form 8-K filed on April 4, 2006, the Company received a Nasdaq Staff Determination Letter on April 3, 2006 stating that the Company's common stock had not regained compliance with the $1 minimum bid price continued listing requirement set forth in Marketplace Rule 4310(c)(4) (the "Bid Price Requirement") during the 180-day extension period provided the Company on October 10 2005. Consequently, the Company's common stock is subject to delisting from The Nasdaq Capital Market. The Company requested a hearing before a Nasdaq Listing Qualifications Panel to review the Staff Determination, which stayed the delisting action pending the issuance of a final decision by the Panel. The hearing is scheduled for May 11, 2006. The Company can regain compliance with the Bid Price Requirement if the Company's stock closes at or above $1 for 10 consecutive business days following the reverse stock split, in which case the Company would expect to receive notification from Nasdaq that it has regained compliance and that the hearing process will be terminated. On May 3, 2006, the Company received notification from the Nasdaq Listing Qualifications Staff that it had regained compliance with Marketplace Rule 4450(a)(5) and that the Staff would give this matter no further consideration. As such, the hearing before the Listing Qualifications Hearings Panel scheduled for May 11, 2006 to address the Company’s compliance with Marketplace Rule 4450(a)(5) (which includes the $1 minimum bid price listing standard) will not be held.

     At March 31, 2006, our cash and cash equivalents totaled $5.2 million, a decrease of $1.6 million from the balance of $6.8 million at December 31, 2005. Prior to October 2000, we financed our operations primarily through the private sale of our equity securities, resulting in net proceeds of approximately $36.5 million through September 30, 2000. In October 2000, we received approximately $91.5 million in net proceeds from the initial public offering of 2,223,333 shares of our common stock.

     Net cash used in operations decreased $217,000 from just under $2.0 million in the first three months of 2005 to $1.7 million in the same period of 2006. Net cash used in operations in the first three months of 2006 resulted primarily from a net loss of $1.1 million, which includes depreciation and amortization expense of $176,000 and stock compensation expense of $125,000, and fluctuations in various asset and liability balances totaling $957,000. The primary component of net cash used by fluctuations in various asset and liability balances was an increase in net accounts receivable of $1.2 million which resulted from an increase in sales volume in the first quarter of 2006 over the fourth quarter of 2005. We expect that net cash used in operations will continue to be significant.

     We conduct our operations in two primary functional currencies: the U.S. dollar and the euro. Historically, neither fluctuations in foreign exchange rates nor changes in foreign economic conditions have had a significant impact on our financial condition or results of operations. We currently do not hedge our foreign currency exposures and are, therefore, subject to the risk of exchange rate fluctuations. We may invoice our international customers in U.S. dollars and euros, as the case may be. We are exposed to foreign exchange rate fluctuations as the financial results of foreign subsidiaries are translated into U.S. dollars in consolidation. Foreign exchange rate fluctuations did not have a material impact on our financial statements in the three months ended March 31, 2006 or 2005.

Critical Accounting Policies, Estimates and Judgments

     Our critical accounting policies are more fully described in Note 1 to our consolidated financial statements included in our most recent Annual Report on Form 10-K, which was filed with the Securities and Exchange Commission on March 15, 2006. Certain of our accounting policies require the application of significant judgment by management in selecting the appropriate assumptions for calculating financial estimates. By their nature, these judgments are subject to an inherent degree of uncertainty. These judgments are based on historical experience, terms of existing contracts, commonly accepted industry practices, information provided by our customers and other assumptions that we believe are reasonable under the circumstances. Our estimates and assumptions are reviewed periodically and the effects of revisions are reflected in the consolidated financial statements in the period in which they are determined to be necessary. Actual results may differ from these estimates under different assumptions or conditions. Our critical accounting policies and estimates include:

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

Accounts Receivable and Allowance for Doubtful Accounts

     Accounts receivable balances are reported net of customer-specific related sales allowances. In determining the adequacy of the allowance for doubtful accounts, we consider a number of factors, including the age of outstanding invoices, customer payment trends, the financial condition of our customers, historical bad debts and current economic trends. Based upon our analysis of outstanding net accounts receivable at March 31, 2006, no allowance for doubtful accounts was recorded. Changes in the factors above or other factors could result in a significant charge.

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

Valuation of Property and Equipment

     We periodically review the carrying values of our property and equipment to determine whether such assets have been impaired. An impairment loss must be recorded pursuant to SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, when the undiscounted net cash flows expected to be realized from the use of such assets are less than their carrying value. The determination of expected undiscounted net cash flows requires us to make many estimates, projections and assumptions, including the lives of the assets, future sales and expense levels, additional capital investments or expenditures necessary to maintain the assets, industry market trends and general and industry economic conditions. Our property and equipment consists primarily of assets used to manufacture and sell our products and assets used in our research and administration. For the purpose of assessing asset impairment, we have grouped all of these assets together in one asset group because our administration and research support our manufacturing and sales activities and do not have a separate identifiable cash flow.

     In December 2005, the Company completed an efficiency analysis of its manufacturing processes, including an assessment of all manufacturing equipment and its usefulness in future manufacturing operations. As a result of this analysis, the Company identified equipment that will not be used in future manufacturing operations and will be sold or disposed. The lower of carrying value or estimated fair value less estimated costs to sell of equipment to be sold totals $314,000 at March 31, 2006 and is included in other current assets on the balance sheet. We expect to complete the sale or disposal of this equipment by the end of 2006.

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

Stock-Based Compensation

     We account for stock-based compensation in accordance with the fair value recognition provisions of SFAS 123R. We use the Black-Scholes-Merton option-pricing model which requires the input of highly subjective assumptions. These assumptions include estimating the length of time employees will retain their vested stock options before exercising them (“expected term”), the estimated volatility of the Company’s common stock price over the expected term and the number of options that will ultimately not complete their vesting requirements (“forfeitures”). Changes in the subjective assumptions can materially affect the estimate of fair value of stock-based compensation and consequently, the related amount recognized on the consolidated statements of operations.

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

PART II -- OTHER INFORMATION

Item 1A. Risk Factors

     Except as described below, there have not been any material changes during the quarter ended March 31, 2006 to the risk factors set forth in Part I, Item 1A in our Annual Report on Form 10-K for the year ended December 31, 2005 filed with the SEC on March 15, 2006 (“Annual Report”).

     Our Annual Report includes a risk factor regarding the transfer of our common stock listing to The Nasdaq Capital Market and compliance with The Nasdaq Capital Market's $1 minimum bid price requirement (the "Bid Price Requirement"). As reported in our Current Report on Form 8-K filed on April 4, 2006, we received a Nasdaq Staff Determination Letter on April 3, 2006 stating that our common stock had not regained compliance with the Bid Price Requirement during the 180-day extension period provided to us on October 10, 2005. Consequently, our common stock was subject to delisting from The Nasdaq Capital Market. We requested a hearing before a Nasdaq Listing Qualifications Panel to review the Staff Determination, which stayed the delisting action pending the issuance of a final decision by the Panel. The hearing was scheduled for May 11, 2006. On April 18, 2006, we implemented a 1-for-3 reverse stock split to help us regain compliance with the Bid Price Requirement and our common stock has traded above the $1 minimum bid price for each day since then. As a result, on May 3, 2006, we received notification from the Nasdaq Listing Qualifications Staff that we had regained compliance with the Bid Price Requirement and that the Staff would give this matter no further consideration. As such, the hearing before the Listing Qualifications Hearings Panel scheduled for May 11, 2006 to address the Company’s compliance with the Bid Price Requirement will not be held. Although we are, as of the date of this report, in compliance with the continued listing requirements of the Nasdaq Capital Market, there can be no assurance that we will be able to maintain such compliance, including with respect to the Bid Price Requirement.

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

     To date, of the net offering proceeds, we have used approximately $18.6 million to expand and enhance our manufacturing, research and development and administration facilities, and approximately $67.7 million for working capital and general corporate purposes. The remaining portion of the net offering proceeds has been invested in cash equivalent investments. Our use of the proceeds from the offering does not represent a material change in the use of proceeds described in the prospectus included as part of the Registration Statement.

Item 5. Other Information.

     On January 24, 2006, Eden Bioscience's Board of Directors approved a 2006 cash and equity incentive compensation arrangement for Dr. Rhett A. Atkins, our President and Chief Executive Officer. The arrangement provides for cash and equity awards based on the achievement of specified annual net revenue goals for the year ending December 31, 2006. Under the arrangement, Dr. Atkins can earn a cash bonus of between $54,000, if the minimum revenue goal is achieved, and $90,000, if the maximum revenue goal is achieved. In addition, Dr. Aktkins will be granted fully vested stock options to purchase between 16,666 shares of our common stock, if the minimum revenue goal is achieved, and 41,666 shares if the maximum revenue goal is achieved. Stock options granted under the arrangement will be granted pursuant to our Amended and Restated 2000 Stock Incentive Plan and will have an exercise price equal to the fair market value of our common stock on the date of grant.

     On March 14, 2006, the Board of Directors added Dr. Zhongmin Wei, our Vice President and Chief Science Officer, and Bradley S. Powell, our Vice President and Chief Financial Officer, to the cash and equity incentive compensation arrangement. Under the arrangement, Dr. Wei and Mr. Powell will each be awarded 50% of the cash and equity awards, if any, granted to Dr. Atkins, based on achievement of the same annual net revenue goals for 2006.

Item 6. Exhibits

     Exhibits 31.1 and 31.2 are being filed as part of this quarterly report on Form 10-Q. Exhibits 32.1 and 32.2 are being furnished with this quarterly report on Form 10-Q.

Exhibit Number	Description

10.1	First Amendment to Lease and Extension Agreement, dated February 16, 2006, with S/I North Creek I, LLC, which amends the Lease, dated November 4, 1996, between Koll Real Estate Group and Eden Bioscience (incorporated by reference to Exhibit 99.1 to Eden Bioscience's Current Report on Form 8-K (Commission File No. 0-31499), filed with the SEC on February 24, 2006).

10.2*	Summary of 2006 Cash and Equity Incentive Compensation Arrangements

31.1	Rule 13a-14(a) Certification (Chief Executive Officer).

31.2	Rule 13a-14(a) Certification (Chief Financial Officer).

32.1	Section 1350 Certification (Chief Executive Officer).

32.2	Section 1350 Certification (Chief Financial Officer).

*Management contract or compensatory plan.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EDEN BIOSCIENCE CORPORATION

Date: May 4, 2006

	By:	/s/ Rhett R. Atkins

Rhett R. Atkins
President and Chief Executive Officer

	By:	/s/ Bradley S. Powell

Bradley S. Powell
Vice President of Finance, Chief Financial Officer and Secretary (principal financial and accounting officer)