Form 10-Q
period 2006-06-30
EDEN BIOSCIENCE CORP
filed 2006-08-04
CIK 930095

UNITED STATES
SECURITIES AND
EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended June 30, 2006

or

[ ]	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from _________ to _________

Commission File Number 0-31499

Eden Bioscience Corporation
(Exact name of registrant as specified in its charter)

Washington	91-1649604
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [ ] No [X]

State the number of shares outstanding of each of the registrant’s classes of common equity, as of the latest practicable date:

Class	Outstanding as of August 4, 2006
Common Stock, $.0025 Par Value	8,149,554

Eden Bioscience Corporation
Index to Form 10-Q

PART I — FINANCIAL INFORMATION

Item 1. Unaudited Financial Statements

EDEN BIOSCIENCE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

ASSETS

	June 30, 2006	December 31, 2005
Current assets:
Cash and cash equivalents	$5,442,423	$6,825,652
Accounts receivable, net of sales allowances	1,213,145	212,213
Inventory, current	785,708	1,713,274
Prepaid expenses and other current assets	381,101	580,938
Total current assets	7,822,377	9,332,077
Inventory, non-current	1,955,050	1,910,280
Property and equipment, net	752,239	5,967,122
Other assets	288,516	287,704
Total assets	$10,818,182	$17,497,183

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$117,482	$229,667
Accrued liabilities	1,061,025	1,260,405
Total current liabilities	1,178,507	1,490,072
Other long-term liabilities	344,590	250,428
Total liabilities	1,523,097	1,740,500
Commitments and contingencies
Shareholders’ equity:
Preferred stock, $.01 par value, 10,000,000 shares authorized; no shares issued and outstanding at June 30, 2006 and December 31, 2005	—	—
Common stock, $.0025 par value, 33,333,333 shares authorized; 8,149,554 issued and outstanding shares at June 30, 2006 and 8,135,554 at December 31, 2005	20,374	20,339
Additional paid-in capital	132,811,522	132,586,598
Accumulated other comprehensive loss	(35,268)	(42,502)
Accumulated deficit	(123,501,543)	(116,807,752)
Total shareholders’ equity	9,295,085	15,756,683
Total liabilities and shareholders’ equity	$10,818,182	$17,497,183

The accompanying notes are an integral part of these statements.

EDEN BIOSCIENCE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Product sales, net of sales allowances	$1,760,040	$1,677,463	$3,408,427	$2,831,949

Operating expenses:
Cost of goods sold	839,572	646,042	1,855,052	1,174,359
Research and development	372,937	986,345	689,475	1,929,072
Selling, general and administrative	1,379,502	1,514,786	2,938,288	2,969,490
Loss on impairment of equipment and leasehold improvements	4,880,516	—	4,880,516	—
Gain on sale of equipment	(26,979)	(6,814)	(44,557)	(23,224)
Total operating expenses	7,445,548	3,140,359	10,318,774	6,049,697
Loss from operations	(5,685,508)	(1,462,896)	(6,910,347)	(3,217,748)

Other income (expense):
Gain on sale of investment	—	—	99,884	—
Interest income	55,558	71,421	116,672	139,726
Interest expense	—	(185)	—	(466)
Total other income	55,558	71,236	216,556	139,260
Loss before income taxes	(5,629,950)	(1,391,660)	(6,693,791)	(3,078,488)
Income taxes	—	—	—	—
Net loss	$(5,629,950)	$(1,391,660)	$(6,693,791)	$(3,078,488)
Basic and diluted net loss per share	$(0.69)	$(0.17)	$(0.82)	$(0.38)
Weighted average shares outstanding used to compute net loss per share	8,143,950	8,130,418	8,139,752	8,128,854

The accompanying notes are an integral part of these statements.

EDEN BIOSCIENCE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
	2006	2005
Cash flows from operating activities:
Net loss	$(6,693,791)	$(3,078,488)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	350,744	1,185,629
Loss on impairment of equipment and leasehold improvements	4,880,516	—
Stock compensation expense	203,959	—
Gain on sale of fixed assets	(44,557)	(23,224)
Gain on sale of investment	(99,884)	—
Accretion expense	15,406	13,672
Deferred rent payable	78,756	25,278
Changes in assets and liabilities:
Accounts receivable	(990,527)	(522,617)
Inventory	835,914	(3,321)
Prepaid expenses and other assets	78,909	98,951
Accounts payable	(112,185)	84,194
Accrued liabilities	(210,183)	(144,007)
Accrued loss on facility subleases	—	(252,106)
Net cash from operating activities	(1,706,923)	(2,616,039)

Cash flows from investing activities:
Purchase of equipment	(16,377)	—
Proceeds from sale of investment	100,000	—
Proceeds from sale of equipment	164,557	57,803
Net cash from investing activities	248,180	57,803

Cash flows from financing activities:
Reduction in capital lease obligations	—	(8,548)
Proceeds from issuance of common stock	21,000	5,600
Net cash from financing activities	21,000	(2,948)
Effect of foreign currency exchange rates on cash and cash equivalents	54,514	(23,107)

Net decrease in cash and cash equivalents	(1,383,229)	(2,584,291)
Cash and cash equivalents at beginning of period	6,825,652	11,860,385
Cash and cash equivalents at end of period	$5,442,423	$9,276,094

Supplemental disclosures:
Cash paid for interest	$—	$466

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

In the opinion of management, the unaudited condensed consolidated financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to state fairly the financial information set forth therein. Results of operations for the three months and six months ended June 30, 2006 are not necessarily indicative of the results expected for the full fiscal year or for any future period.

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

Liquidity

The Company’s operating expenditures have been significant since its inception. The Company currently anticipates that its operating expenses will significantly exceed net product sales and that net losses and working capital requirements will consume a material amount of its cash resources. Net product sales have not increased enough to meet management’s operating plans and steps have been taken to reduce our operating expenses, primarily in the European and home and garden markets, and management is currently developing plans to further reduce operating expenses. The Company’s future capital requirements will depend on the success of its operations. Management of the Company believes that the balance of its cash and cash equivalents at June 30, 2006 will be sufficient to meet its anticipated cash needs for net losses, working capital and capital expenditures for more than the next 12 months, although there can be no assurance in that regard. After the next 12 months, if net product sales do not significantly increase, the Company will have to further reduce operating expenses or secure additional financing. The Company may be unable to obtain adequate or favorable financing at that time or at all and may cease operations. The sale of additional equity securities could result in dilution of the Company’s shareholders.

EDEN BIOSCIENCE CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Estimates Used in Financial Statement Preparation

The preparation of financial statements in conformity with generally accepted accounting principles in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Examples include fair value and depreciable lives of property and equipment; expense accruals; provisions for sales allowances, warranty claims and inventory valuation and classification; cash flow projections used in evaluating whether asset impairment loss is recorded; fair value of stock compensation arrangements and bad debts. Such estimates and assumptions are based on historical experience, where applicable, management’s plans and other assumptions. Estimates and assumptions are reviewed periodically and the effects of revisions are reflected in the consolidated financial statements prospectively when they are determined to be necessary. Actual results could differ from these estimates.

Accounts Receivable

Accounts receivable balances are reported net of customer-specific related sales allowances of $401,000 at June 30, 2006 and $20,000 at December 31, 2005. In determining the adequacy of the allowance for doubtful accounts, the Company considers a number of factors, including the aging of the accounts receivable portfolio, customer payment trends, the financial condition of its customers, historical bad debts and current economic trends. Based upon an analysis of outstanding net accounts receivable, no allowance for doubtful accounts was recorded at June 30, 2006 or December 31, 2005.

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

Property and Equipment

Prior to June 30, 2006, equipment and leasehold improvements are stated at historical cost. As of June 30, 2006, equipment and leasehold improvements are stated at estimated fair value. Improvements and replacements are capitalized. Maintenance and repairs are expensed when incurred. The provision for depreciation and amortization is determined using straight-line and units-of-production methods, which allocate costs over their estimated useful lives of two to twenty years. Leasehold improvements are amortized over the shorter of their estimated useful lives or lease term, which range between two to ten years.

Long-lived assets are reviewed for impairment whenever events or circumstances indicate that the carrying value may not be recoverable. In reviewing for impairment, the Company compares the carrying value of such assets to the undiscounted cash flows expected from the use of the assets and their eventual disposition. When necessary, an impairment loss is recognized equal to the difference between the assets’ fair value and their carrying value. Based upon an updated analysis of estimated net cash flows to be realized from the Company’s investments in equipment and leasehold improvements in connection with the preparation of the Company’s financial statements for the quarter ended June 30, 2006, a $4.9 million impairment loss on equipment and leasehold improvements was recognized at June 30, 2006 based on the estimate of fair value of equipment. The estimate is preliminary in nature and subject to revision upon finalization of the Company’s valuation.

In December 2005, the Company completed an efficiency analysis of its manufacturing processes, including an assessment of all manufacturing equipment and its usefulness in future manufacturing operations. The lower of carrying value or estimated fair value less estimated costs to sell of equipment to be sold totaled $191,000 at June 30, 2006 and $318,000 at December 31, 2005 and is included in other current assets on the balance sheet.

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

Gross product sales and sales allowances are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Gross product sales	$1,829,118	$2,021,580	$3,782,654	$3,386,797
Sales allowances	(160,754)	(429,334)	(507,932)	(731,436)
Elimination of previously recorded sales allowance liabilities	91,676	85,217	133,705	176,588
Product sales, net of sales allowances	$1,760,040	$1,677,463	$3,408,427	$2,831,949

Net product sales by geographical region were:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
United States	$1,556,058	$1,407,780	$3,150,008	$2,298,142
Spain	140,224	242,547	140,224	452,621
Other regions	63,758	27,135	118,195	81,185
Product sales, net of sales allowances	$1,760,040	$1,677,463	$3,408,427	$2,831,949

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

EDEN BIOSCIENCE CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS 123R, using the modified-prospective transition method. Under this transition method, stock-based compensation expense was recognized in the consolidated financial statements for granted stock options. Compensation expense recognized included the estimated expense for stock options granted subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS 123R, and the estimated expense for the portion vesting in the period for options granted prior to, but not vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123. Results for prior periods have not been restated, as provided for under the modified-prospective method. Total stock-based compensation expense recognized in the consolidated statement of operations for the three and six months ended June 30, 2006 was $79,000 and $204,000, respectively.

The following table shows the impact of adoption of SFAS 123R on net loss and loss per share for the three and six months ended June 30, 2006:

	Three Months Ended June 30, 2006		Six Months Ended June 30, 2006
	As Reported Following	If Reported Following	As Reported Following	If Reported Following
	SFAS 123R	APB 25	SFAS 123R	APB 25
Net loss	$(5,629,950)	$(5,551,120)	$(6,693,791)	$(6,489,832)
Loss per share:
Basic and diluted — as reported	$(0.69)	$(0.68)	$(0.82)	$(0.80)

The following table shows the effect on net loss and loss per share had compensation cost been recognized based upon the estimated fair value on the grant date of stock options in accordance with SFAS 123, as amended by SFAS No. 148 “Accounting for Stock-Based Compensation — Transition and Disclosure”:

	Three Months Ended June 30, 2005	Six Months Ended June 30, 2005
Net loss, as reported	$(1,391,660)	$(3,078,488)
Deduct: stock-based compensation expense under fair value based method	(154,433)	(327,961)
Pro forma net loss	$(1,546,093)	$(3,406,449)

Loss per share:
Basic and diluted — as reported	$(0.17)	$(0.38)
Basic and diluted — pro forma	$(0.19)	$(0.42)

Disclosures for the three and six months ended June 30, 2006 are not presented because the amounts are recognized in the consolidated financial statements.

The fair value for stock awards was estimated at the date of grant using the Black-Scholes-Merton (“BSM”) option valuation model with the following weighted average assumptions for the six months ended June 30, 2006 and 2005:

	June 30,
	2006	2005
Expected term (in years)	6.25	5.0
Expected stock price volatility	95%	100%
Risk-free interest rate	4.29%	3.05%
Expected dividend yield	—	—
Estimated fair value per option granted	$0.57	$0.59

For the six months ended June 30, 2006, the expected life of each award granted was calculated using the “simplified method” in accordance with Staff Accounting Bulletin No. 107. Prior to January 1, 2006, the expected term of the options represents the estimated period of time until exercise and is based on historical experience of similar awards, giving consideration to the contractual terms, vesting schedules and expectations of future employee behavior. Expected stock price volatility is based on historical volatility of the Company’s stock. The risk-free

EDEN BIOSCIENCE CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

interest rate is based on the implied yield available on U.S. Treasury zero-coupon issues with an equivalent remaining term. The Company has not paid dividends in the past and does not plan to pay any dividends in the near future.

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

Net Loss Per Share

Basic net loss per share is the net loss divided by the average number of shares outstanding during the period. Diluted net loss per share is the net loss divided by the sum of the average number of shares outstanding during the period plus the additional shares that would have been issued had all dilutive options been exercised, less shares that would be repurchased with the proceeds from such exercise using the treasury stock method. The effect of including outstanding options is antidilutive for all periods presented. Therefore, options have been excluded from the calculation of diluted net loss per share. Shares issuable pursuant to stock options that have not been included in the above calculations because they are antidilutive totaled 864,963 and 910,250 as of June 30, 2006 and 2005, respectively.

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

At June 30, 2006, the Company had reserved 181,995 shares of common stock for issuance under the 1995 Plan, all of which had been granted, and 1,080,729 shares for issuance under the 2000 Plan, including 580,729 shares transferred from the 1995 Plan. Options totaling 682,968 under the 2000 Plan had been granted at June 30, 2006, leaving 397,761 options available for future grant. Additionally, in the first quarter of 2006, the Board of Directors approved a cash and equity incentive arrangements for certain employees in 2006. If certain net revenue goals are achieved for 2006, these employees would be granted fully vested stock options to purchase between 41,669 and 104,169 shares of the Company’s common stock, depending on actual annual net revenues achieved. The exercise price of any options issued under this plan will be equal the market price of the Company’s common stock at the date of grant. At June 30, 2006, management has determined it is not probable that the annual net

EDEN BIOSCIENCE CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

revenue targets will be achieved and no compensation expense has been recorded under this incentive plan during the first half of 2006.

The fair value of each stock option granted is estimated on the date of grant using the BSM option valuation model. The assumptions used to calculate the fair value of options granted are evaluated and revised, as necessary, to reflect market conditions and the Company’s experience. Options granted are valued using the single option valuation approach, and the resulting expense is recognized over the entire requisite service period. Compensation expense is recognized only for those options expected to vest, with forfeitures estimated at the date of grant and at each balance sheet date based on the Company’s historical experience and future expectations. Prior to the adoption of SFAS 123R, the effect of forfeitures on the pro forma expense amounts was recognized as the forfeitures occurred.

The following table summarizes stock option activity:

	Number of Options	Weighted Average Exercise Price Per Option	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Balance at December 31, 2005	882,538	$8.02
Granted	9,999	2.16
Exercised	(14,000)	1.50
Cancelled	(13,574)	4.44
Balance at June 30, 2006	864,963	8.12	6.1	$13,350
Exercisable at June 30, 2006	697,267	$9.14	5.5	$75

The aggregate intrinsic value in the table above is based on the Company’s closing stock price of $1.89 as of June 30, 2006, which would have been received by the optionees had all in-the-money options been exercised on that date. As of June 30, 2006, total unrecognized stock-based compensation expense related to nonvested stock options was approximately $179,000 and the Company expects to recognize $66,000 in the remainder of 2006, $81,000 in 2007, $28,000 in 2008 and $4,000 in 2009.

The following table summarizes stock option information at June 30, 2006:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted-Average Remaining Contractual Life (in years)	Weighted- Average Exercise Price	Number Outstanding	Weighted- Average Exercise Price
$1.62 – 3.00	180,624	7.4	$2.26	60,223	$2.70
4.20 – 5.55	505,639	6.5	4.81	467,807	4.78
6.00 – 18.00	92,000	2.8	11.37	90,867	11.42
21.00 – 42.00	86,700	4.5	36.18	78,370	37.49
	864,963	6.1	8.12	697,267	9.14

3.	Inventory

Inventory, at average cost, consists of the following:

	June 30, 2006	December 31, 2005
Raw materials	$510,189	$503,259
Bulk manufactured goods	440,204	561,318
Finished goods	1,790,365	2,558,977
Total inventory	2,740,758	3,623,554
Less non-current portion of inventory	(1,955,050)	(1,910,280)
Current portion of inventory	$785,708	$1,713,274

The non-current portion of inventory consists of raw materials, bulk manufactured goods and finished goods that the Company does not expect to utilize in the next twelve months.

EDEN BIOSCIENCE CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4.	Property and Equipment

Property and equipment, at cost, consists of the following:

	June 30, 2006	December 31, 2005
Equipment	$752,239	$6,858,009
Leasehold improvements	—	3,557,590
Total property and equipment	752,239	10,415,599
Less accumulated depreciation and amortization	—	(4,448,477)
Net property and equipment	$752,239	$5,967,122

The Company periodically reviews the carrying values of our property and equipment to determine whether such assets have been impaired. An impairment loss must be recorded pursuant to SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, when the undiscounted net cash flows expected to be realized from the use of such assets are less than their carrying value. The determination of expected undiscounted net cash flows requires us to make many estimates, projections and assumptions, including the lives of the assets, future sales and expense levels, additional capital investments or expenditures necessary to maintain the assets, industry market trends and general and industry economic conditions. Property and equipment consists primarily of assets used to manufacture and sell our products and assets used in our research and administration. For the purpose of assessing asset impairment, the Company has grouped all of these assets together in one asset group because administration and research activities support manufacturing and sales activities and do not have a separate identifiable cash flow.

The Company continues to incur losses from operations and actual sales and growth rates for the first half of 2006 were significantly lower than expected. In reviewing for impairment in connection with the preparation of the Company’s financial statements for the quarter ended June 30, 2006, the Company compared the carrying value of such assets to updated undiscounted cash flows expected from the use of the asset group. As a result of continuing operating losses and lower sales and growth rates in the first half of 2006 compared to forecasts, the carrying value of the group of assets exceeded undiscounted cash flows expected from the use of this asset group. Consequently, the Company concluded on July 31, 2006 that a charge for impairment to its equipment and leasehold improvements is required and a $4.9 million impairment loss was recognized at June 30, 2006. The Company estimated the fair value of equipment using an orderly liquidation method and no fair value was attributed to leasehold improvements. The estimate is preliminary in nature and subject to revision upon finalization of the Company’s valuation. The impairment charge will not result in future cash expenditures.

The Company recorded depreciation and amortization of $174,677 and $799,812 for the three months ended June 30, 2006 and 2005, respectively, and $350,544 and $1,583,648 for the six months ended June 30, 2006 and 2005, respectively.

5.	Accrued Liabilities

Accrued liabilities consist of the following:

	June 30, 2006	December 31, 2005
Compensation and benefits	$312,431	$270,545
Royalty	256,458	160,684
Research and development field trial expenses	124,830	243,463
Facility costs	168,330	290,499
Promotions	21,822	33,177
Sales Allowances	12,702	119,177
Warranty	74,809	74,871
Other	89,643	67,989
Total accrued liabilities	$1,061,025	$1,260,405

EDEN BIOSCIENCE CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6.	Warranty Liability

The Company provides a limited warranty to customers that at the time of the first sale of its products they conform to the chemical description on the label and under normal conditions are reasonably fit for the purposes referred to in the directions for use, subject to certain inherent risks. The warranty accrual percentage, which has ranged between zero and five percent, and warranty liability are reviewed periodically and adjusted as necessary, based on historical experience, the results of product quality testing and future expectations. There were no significant changes to the Company’s warranty liability during the six months ended June 30, 2006.

7.	Major Customers

Net product sales to the following distributors accounted for more than ten percent of net revenues for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Customer A	$297,000	$233,000	$667,000	$446,000
Customer B	204,000	**	460,000	**
Customer C	212,000	**	393,000	**
Customer D	**	253,000	**	316,000

**	Less than ten percent.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This discussion and analysis should be read in conjunction with our unaudited condensed consolidated financial statements and accompanying notes thereto included in this report and with our 2005 audited financial statements and notes thereto included in our Annual Report on Form 10-K, which was filed with the Securities and Exchange Commission on March 15, 2006.

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 that involve risks and uncertainties, such as statements of our ability to increase sales of our products, our ability to improve operations and reduce net losses, our ability to improve operations in Spain, our ability to sell unused manufacturing equipment at estimated fair values less costs to sell; our expectations regarding our sales in the second half of the year; our belief that our cash balance at June 30, 2006 will be sufficient to meet anticipated cash needs for more than the next 12 months; and our ability to further reduce operating expenses. We use words such as “anticipate,” “believe,” “expect,” “future” and “intend,” the negative of these terms and similar expressions to identify forward-looking statements. However, these words are not the exclusive means of identifying such statements. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances are forward-looking statements. Our actual results could differ materially from those anticipated in these forward-looking statements for many reasons, including the following factors:

•	Our inability to generate sufficient cash flow from operations, or obtain funds through additional financing, which may force us to delay, curtail or eliminate some or all of our research and development, field-testing, marketing or manufacturing programs or cease all operations;

•	Our inability to sustain compliance with the continued listing requirements of The Nasdaq Capital Market, including the $1 minimum bid price requirement, which could result in delisting and adversely affect the market price and liquidity of our common stock;

•	Our inability to successfully achieve broad market acceptance of our products sufficient to generate enough product revenues in the future to achieve profitability;

•	Our inability to develop adequate sales and marketing capabilities, which could prevent us from successfully commercializing our current products and other products we may develop;

•	Our inability to establish or maintain successful relationships with independent distributors and retailers, which could adversely affect our sales;

•	The results of our ongoing or future field trials, which if unsuccessful could impair our ability to achieve market acceptance or obtain regulatory approval of our current products or any other products we may develop;

•	Our inability to adequately address the risks of a new enterprise and the commercialization of a new technology, including manufacturing, quality control and assurance, regulatory approval and compliance, marketing, sales, distribution and customer service;

•	Our inability to successfully expand internationally as we obtain regulatory approvals to market and sell our products in other countries, expansion involves a number of risks, including different regulatory requirements, reduced protection of intellectual property rights and the diversion of management attention from domestic operations;

•	Our inability to compete successfully against our current or future competitors, which may result in price reductions, reduced margins or the inability to achieve market acceptance of our current products or any other products we may develop;

•	Our inability to obtain regulatory approvals, or to comply with ongoing and changing regulatory requirements, which could delay or prevent sales of our current products or any other products we may develop;

•	Our inability to protect our patents and proprietary rights in the United States and foreign countries, which could limit our ability to compete effectively since our competitors may take advantage of our patents or proprietary rights;

•	Our inability to operate without infringing the intellectual property or proprietary rights of others, which could cause us to incur significant expenses or be prevented from selling our current products or any other products we may develop in the future;

•	Our inability to adequately distinguish our products from genetically modified plants and products, which could negatively impact market acceptance of our products;

•	Exposure to product liability claims, which could adversely affect our operations;

•	Rapid changes in technology, which could render our current products or any other products we may develop unmarketable or obsolete;

•	Our inability to comply with regulations applicable to our facilities and procedures, which could delay, limit or prevent our research and development or manufacturing activities;

•	Our inability to maintain high product quality on a large scale, which could negatively impact market acceptance of our products;

•	The failure of any component required in the manufacturing process of our products, which, because we do not have back-up manufacturing systems, could delay or impair our ability to manufacture our products in the quantities that we may require;

•	The failure of third-party manufacturers on whom we rely for certain aspects of our manufacturing process to perform adequately; and

•	Our inability to retain our key employees or other skilled managerial or technical personnel, which could impair our ability to maintain or expand our business.

More information about factors that potentially could affect our financial results and our business is included under Item 1A “Risk Factors” in our most recent Annual Report on Form 10-K filed with the Securities and Exchange Commission. You should not place undue reliance on our forward-looking statements, which apply only as of the date of this report. The cautionary statements made in this report apply to all forward-looking statements wherever they appear in this report. Except as may be required by law, we undertake no obligation to publicly release any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

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

We have incurred significant operating losses since inception. At June 30, 2006, we had an accumulated deficit of $123.5 million. We incurred net losses of $6.7 million and $3.1 million for the six months ended June 30, 2006 and 2005, respectively, and annual losses of $10.9 million in 2005, $8.9 million in 2004 and $11.2 million in 2003.

We expect to incur significant additional net losses as we proceed with the commercialization of our current products and the development of new products and technologies. As a result of continuing operating losses and lower sales and growth rates in the first half of 2006 compared to forecasts, the carrying value of our assets exceeded undiscounted cash flows expected from the use of these assets and a $4.9 million loss on impairment of equipment and leasehold improvements was recognized at June 30, 2006.

Our net product sales in the first six months of 2006 have not increased enough to meet our operating plans. We have taken steps to reduce our operating expenses and our Board of Directors and management are reviewing strategic alternatives for the future, including plans to further reduce operating expenses. There can be no assurance, however, that any actions we take will improve our operating results or liquidity enough to support our operations.

Results of Operations

Three Months and Six Months Ended June 30, 2006 and 2005

Revenues

We generated our first product sales revenue in August 2000. Product sales revenue to date has resulted primarily from sales of Messenger, our initial product, and Messenger STS, an improved formulation of Messenger introduced in January 2004, as well as N-HibitTM, ProActTM, MightyPlantTM and other related products (hereafter referred to collectively as “Harp-N-TekTM products”) primarily to distributors in the United States and Spain. Revenues from product sales are recognized when (a) the product is delivered to independent distributors, (b) we have satisfied all of our significant obligations and (c) any acceptance provisions or other contingencies or arrangements have been satisfied, including whether collection is reasonably assured. As part of the analysis of whether all of our significant obligations have been satisfied or situations where acceptance provisions or other contingencies or arrangements exist, we consider the following elements, among others: sales terms and arrangements, historical experience and current incentive programs. Our distributor arrangements provide no price protection or product-return rights. Product sales revenue is reported net of applicable sales allowances, as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Gross product sales	$1,829,118	$2,021,580	$3,782,654	$3,386,797
Sales allowances	(160,754)	(429,334)	(507,932)	(731,436)
Elimination of previously recorded sales allowance liabilities	91,676	85,217	133,705	176,588
Product sales, net of sales allowances	$1,760,040	$1,677,463	$3,408,427	$2,831,949

Gross product sales revenue for the second quarter of 2006 was $1,829,000, a decrease of $193,000 (9.5%) from $2,022,000 in the same quarter of 2005. This decrease was primarily due to lower sales of N-Hibit in the United States and lower sales in foreign and home and garden markets. Gross product sales for the first six months of 2006 totaled $3,783,000, an increase of $396,000 (11.7%) from $3,387,000 for the same period of 2005. This is a result of increased sales of ProAct in the United States, offset by sales declines in foreign markets. Sales in the first six months of 2006 were made primarily to 37 distributors, three of which accounted for an aggregate of 45% of net product sales revenue. Sales in the first six months of 2005 were made primarily to 37 distributors, two of which accounted for an aggregate of 27% of net product sales revenue. Based on our experience and seasonality, we expect sales in the second half of 2006 to be significantly lower than in the first half of 2006.

Net product sales revenue from sales to foreign customers totaled $204,000 and $270,000 in the three months ended June 30, 2006 and 2005, respectively, and $258,000 and $534,000 in the six months ended June 30, 2006 and 2005, respectively. These sales were made primarily to distributors in Europe.

Net sales of Messenger to consumers in the home and garden market in the United States totaled $112,000 and $152,000 in the three months ended June 30, 2006 and 2005, respectively, and $343,000 and $335,000 in the six months ended June 30, 2006 and 2005, respectively. Based on our experience and seasonality, we expect first half sales of our home and garden products to represent the substantial portion of full year 2006 sales.

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

Sales allowances during the three months ended June 30, 2006 totaled $161,000 (9% of gross product sales) compared to $429,000 (21% of gross product sales) in the comparable period of 2005. Sales allowances during the six months ended June 30, 2006 totaled $508,000 (13% of gross product sales) compared to $731,000 (22% of gross product sales) in the comparable period of 2005. The decrease was primarily due to a reduction in the estimated amounts to be paid to distributors based on the changes in programs and distributors’ participation incurrent programs. Net revenue for the three months ended June 30, 2006 and 2005 included $92,000 and $85,000, respectively, and net revenue for the six months ended June 30, 2006 and 2005 included $134,000 and $177,000, respectively, of sales allowance recognized in prior quarters that will not paid because actual amounts earned by distributors were less than amounts previously estimated.

Cost of Goods Sold

Cost of goods sold consists primarily of the cost of products sold to distributors, idle capacity charges and the cost of products used for promotional purposes. Cost of goods sold was $840,000 in the second quarter of 2006, compared to $646,000 in the second quarter of 2005. Cost of goods sold was $1.9 million for the first six months of 2006, compared to $1.2 million in the first six months of 2005. The increase in cost of goods sold was due to higher sales volumes in 2006 and an increase in idle capacity charges resulting from no manufacturing activities in the first half of 2006 compared to 107 days of production in the same period of 2005.

Research and Development Expenses

Research and development expenses consist primarily of personnel, field trial, laboratory, regulatory, patent and facility expenses. Research and development expenses decreased $613,000 (62%) from $986,000 in the second quarter of 2005 to $373,000 in the same quarter of this year. For the first six months of 2006, research and development costs were $689,000, a decrease of $1,240,000 (64%) from $1,929,000 in the same period last year. This decrease was primarily due to terminating a facility lease in September 2005 that significantly reduced rent and depreciation and amortization expense related to leasehold improvements and certain equipment at the facility. Stock compensation expense included in research and development totaled $7,000 in the second quarter of 2006 and $13,000 in the first half of 2006.

Selling, General and Administrative Expenses

Selling, general and administrative expenses consist of payroll and related expenses for sales and marketing, executive and administrative personnel; advertising, marketing and professional fees; and other corporate expenses. Selling, general and administrative expenses decreased $135,000 (9%) from $1,515,000 in the second quarter of 2005 to $1,380,000 in the same quarter of 2006. For the first six months of 2006, selling, general and administrative costs were $2,938,000 a decrease of $31,000 (1%) from $2,969,000 in the same period last year. These decreases resulted primarily from less spending on advertising and marketing costs for the home and garden market and the Spanish market offset by recording stock compensation expense of $72,000 in the second quarter of 2006 and $191,000 in the first half of 2006.

Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS 123R, using the modified-prospective transition method. Under this transition method, stock-based compensation expense was recognized in the consolidated financial statements for granted stock options. Compensation expense recognized included the estimated expense for stock options granted subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS 123R, and the estimated expense for the portion vesting in the period for options granted prior to, but not vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123. As of June 30, 2006, total unrecognized stock-based compensation expense related to nonvested stock options was approximately $179,000 and expected to recognize $66,000 in the remainder of 2006, $81,000 in 2007, $28,000 in 2008 and $4,000 in 2009. Total stock-based compensation expense recognized in the consolidated statement of operations for the quarter and six months ended June 30, 2006 was $79,000 and $204,000, respectively. Prior to the January 1, 2006 adoption of the SFAS

123R, the Company accounted for stock-based compensation using the intrinsic value method prescribed in APB 25, and related interpretations. Accordingly, because the stock option grant price equaled the market price on the date of grant, no compensation expense was recognized by the Company for stock-based compensation. Results for prior periods have not been restated, as provided for under the modified-prospective method.

We estimate the fair value of stock options granted using the Black-Scholes-Merton option-pricing formula and a single option award approach. This fair value is then amortized on a straight-line basis over the requisite service periods of the awards, which is generally the vesting period. Options generally become exercisable over a three or four-year period and, if not exercised, expire ten years after the grant date. The majority of our employees participate in our stock option program. This option-pricing model requires the input of highly subjective assumptions, including the option’s expected term and the price volatility of the Company’s stock. For the three and six months ended June 30, 2006, the expected term of each award granted was calculated using the “simplified method” in accordance with Staff Accounting Bulletin No. 107. Prior to January 1, 2006, the expected term of the options represents the estimated period of time until exercise and is based on historical experience of similar awards, giving consideration to the contractual terms, vesting schedules and expectations of future employee behavior. Expected stock price volatility is based on historical volatility of the Company’s stock.

Loss on impairment of equipment and leasehold improvements

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

In the first half of 2006, we continued to incur losses from operations and actual sales and growth rates for the first half of 2006 were significantly lower than expected. In reviewing our assets for impairment in connection with the preparation of the Company’s financial statements for the quarter ended June 30, 2006, we compared the carrying value of such assets to updated undiscounted cash flows expected from the use of this asset group. As a result of continuing operating losses and lower sales and growth rates in the first half of 2006 compared to forecasts, the carrying value of the group of assets exceeded undiscounted cash flows expected from the use of this asset group. Consequently, the Company concluded on July 31, 2006 that a charge for impairment to its equipment and leasehold improvements is required and a $4.9 million impairment loss was recognized at June 30, 2006. We estimated the fair value of equipment using an orderly liquidation method and no fair value was attributed to leasehold improvements. Our estimates of fair value may change as we obtain additional information about the fair value of our equipment and finalize our valuation. The impairment charge will not result in future cash expenditures.

Gain on sale of investment

In the first quarter of 2006, we sold a minority stock investment for $100,000 that resulted in a gain of $99,884.

Interest Income

Interest income consists of earnings on our cash and cash equivalents. Interest income decreased $23,000 from $140,000 in the first half of 2005 to $117,000 in the same period of this year. The change was due to higher interest rates in 2006 offset by significantly lower average cash balances available for investment in the six months ended June 30, 2006 compared to the same period in 2005.

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

Liquidity and Capital Resources

Our operating expenditures have been significant since our inception. We currently anticipate that our operating expenses will significantly exceed net product sales and that net losses and working capital requirements will consume a material amount of our cash resources. Net product sales have not increased enough to meet our operating plans and we have taken steps to reduce our operating expenses, primarily in the European and home and garden markets, and we are currently examining strategic alternatives for the future and developing plans to further reduce operating expenses. Our future capital requirements will depend on the success of our operations. We believe that the balance of our cash and cash equivalents at June 30, 2006 will be sufficient to meet our anticipated cash needs for net losses, working capital and capital expenditures for more than the next 12 months, although there can be no assurance in that regard. After the next 12 months, if net product sales do not significantly increase, we will have to further reduce operating expenses or secure additional financing. We may be unable to obtain adequate or favorable financing at that time or at all and may be forced to cease operations. The sale of additional equity securities could result in dilution of our shareholders.

At June 30, 2006, our cash and cash equivalents totaled $5.4 million, a decrease of $1.4 million from the balance of $6.8 million at December 31, 2005. Prior to October 2000, we financed our operations primarily through the private sale of our equity securities, resulting in net proceeds of approximately $36.5 million through September 30, 2000. In October 2000, we received approximately $91.5 million in net proceeds from the initial public offering of 2,223,333 shares of our common stock. To a lesser extent, we have financed our equipment purchases through lease financings.

Net cash used in operations decreased $0.9 million (34%) from $2.6 million in the first six months of 2005 to $1.7 million in the same period of 2006. Net cash used in operations in the first six months of 2006 resulted primarily from a net loss of $6.7 million, which includes loss on impairment of equipment and leasehold improvements of $4.9 million, depreciation and amortization expense of $351,000 and stock compensation expense of $204,000, and fluctuations in various asset and liability balances totaling $398,000. We expect that net cash used in operations will continue to be significant.

We conduct our operations in two primary functional currencies: the U.S. dollar and the euro. Historically, neither fluctuations in foreign exchange rates nor changes in foreign economic conditions have had a significant impact on our financial condition or results of operations. We currently do not hedge our foreign currency exposures and are, therefore, subject to the risk of exchange rate fluctuations. We may invoice our international customers in U.S. dollars and euros, as the case may be. We are exposed to foreign exchange rate fluctuations as the financial results of foreign subsidiaries are translated into U.S. dollars in consolidation. Foreign exchange rate fluctuations did not have a material impact on our financial statements in the six months ended June 30, 2006 or 2005.

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

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable balances are reported net of customer-specific related sales allowances. In determining the adequacy of the allowance for doubtful accounts, we consider a number of factors, including the age of outstanding invoices, customer payment trends, the financial condition of our customers, historical bad debts and current economic trends. Based upon our analysis of outstanding net accounts receivable at June 30, 2006, no allowance for doubtful accounts was recorded. Changes in the factors above or other factors could result in a significant charge.

Inventory Valuation and Classification

Our inventory is valued at the lower of cost or market on an average cost basis. We regularly review inventory balances to determine whether a write-down is necessary. We consider various factors in making this determination, including recent sales history and predicted trends, industry market conditions, general economic conditions, introduction of new products that may obsolete existing products, the age of our inventory and recent quality control data. Changes in the factors above or other factors could result in significant additional inventory cost reductions and write-offs.

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

In December 2005, the Company completed an efficiency analysis of its manufacturing processes, including an assessment of all manufacturing equipment and its usefulness in future manufacturing operations. As a result of this analysis, the Company identified equipment that will not be used in future manufacturing operations and will be sold or disposed. The lower of carrying value or estimated fair value less estimated costs to sell of equipment to be sold totals $191,000 at June 30, 2006 and is included in other current assets on the balance sheet. We expect to complete the sale or disposal of this equipment by the end of 2006.

Based upon our most recently completed analysis of net cash flows expected to be realized from our remaining investments in property and equipment in connection with the preparation of the Company’s financial statements for the quarter ended June 30, 2006, a $4.9 million impairment loss was recorded at June 30, 2006. The critical estimates in the analysis are our forecast sales and expenses over the next seven years, our ability to sell certain equipment for our estimated fair value in 2006 and our estimated fair value of equipment held for use. Our estimate of equipment fair value may change as we obtain additional information on the fair value of our equipment and finalize our valuation. An additional significant impairment loss may need to be recorded.

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

PART II — OTHER INFORMATION

Item 1A.	Risk Factors

Except as described below and in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2006 filed with the SEC on May 5, 2006, there have not been any material changes during the quarter ended June 30, 2006 to the risk factors set forth in Part I, Item 1A in our Annual Report on Form 10-K for the year ended December 31, 2005 filed with the SEC on March 15, 2006 (“Annual Report”). “). In addition to those risk factors, we note the following additional risk factor:

We currently are not in compliance with The Nasdaq Capital Market $1.00 minimum bid price requirement and failure to regain and maintain compliance with this and other continued listing standards could result in delisting and adversely affect the market price and liquidity of our common stock.

On April 18, 2006, we implemented a 1-for-3 reverse stock split to help us regain compliance with the Nasdaq Capital Market’s minimum bid price continued listing requirement of $1.00 per share (the “Bid Price Requirement”). As a result of the reverse split, we regained compliance with this continued listing requirement on May 3, 2006. Since that time, however, the closing bid price of our common stock has fallen below $1.00 per share and we have not been in compliance with the Bid Price Requirement since of July 24, 2006. If the deficiency continues for a period of 30 consecutive business days from July 24, 2006, Nasdaq will provide us written notification that we have 180 calendar days to regain compliance with the Bid Price Requirement. To regain compliance, the closing bid price of our common stock has to remain at $1.00 per share or more for a minimum of ten consecutive trading days. If we do not regain compliance within this requisite period, we may be provided an additional 180 days to achieve compliance, if at such time we satisfy all of the initial listing standards for listing on the Nasdaq Capital Market, with the exception of the Bid Price Requirement. If we do not meet the [initial listing standards] or are not able to achieve compliance with the Bid Price Requirement after the subsequent 180 calendar day period, Nasdaq will provide us written notification that our common stock will be delisted. In such case, we have the right to appeal Nasdaq’s delisting determination to a Listing Qualifications Panel.

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

If our common stock is delisted from The Nasdaq Capital Market, and if we fail to obtain quotation on another market or exchange, then trading in our common stock might also become subject to the requirements of certain rules promulgated under the Securities Exchange Act of 1934, which require additional disclosure by broker-dealers in connection with any trade involving a stock defined as a “penny stock” (generally, any equity security not listed on a national securities exchange or quoted on Nasdaq that has a market price of less than $5.00 per share, subject to certain exceptions). Many brokerage firms are reluctant to recommend low-priced stocks to their clients. Moreover, various regulations and policies restrict the ability of shareholders to borrow against or “margin” low-priced stocks, and declines in the stock price below certain levels may trigger unexpected margin calls. Additionally, because brokers’ commissions on low-priced stocks generally represent a higher percentage of the stock price than commissions on higher priced stocks, the current price of the common stock can result in an individual shareholder paying transaction costs that represent a higher percentage of total share value than would be the case if our share price were higher. This factor may also limit the willingness of institutions to purchase our common stock. Finally, the additional burdens imposed upon broker-dealers by these requirements could discourage broker-dealers from facilitating trades in our common stock. As a result, the ability of our shareholders to resell their shares of common stock, and the price at which they could sell their shares, could be adversely affected. The delisting of our stock from the Nasdaq Capital Market would also make it more difficult for us to raise additional capital. Further, if we are delisted we could also incur additional costs under state blue sky laws in connection with any sales of our securities.

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

To date, of the net offering proceeds, we have used approximately $18.6 million to expand and enhance our manufacturing, research and development and administration facilities, and approximately $67.5 million for working capital and general corporate purposes. The remaining portion of the net offering proceeds has been invested in cash equivalent investments. Our use of the proceeds from the offering does not represent a material change in the use of proceeds described in the prospectus included as part of the Registration Statement.

Item 4.	Submission of Matters to a Vote of Security Holders

The 2006 annual meeting of shareholders of Eden Bioscience Corporation was held on May 16, 2006. At the annual meeting, our shareholders were asked to elect four directors to our Board of Directors. The following directors were elected to serve for terms expiring at the Annual Meetings shown below, or until the directors’ earlier retirement, resignation or removal:

	Votes For	Votes Withheld
Class I Director (term expiring at the 2008 Annual Meeting):
Roger M. Ivesdal	6,727,650	26,241
Class II Directors (term expiring at the 2009 Annual Meeting):
Gilberto H. Gonzalez	6,725,983	27,908
Albert A. James	6,721,181	32,710
Agatha L. Maza	6,718,030	35,861

There were no broker nonvotes in the election of directors since brokers who hold shares for the accounts of their clients have discretionary authority to vote such shares with respect to election of directors.

Item 5.	Other Information

Effective July 1, 2006, Eden Bioscience and Cornell Research Foundation, Inc. (“Cornell”) amended Article VIII of the Exclusive License Agreement, dated May 1, 1995, by and between the parties (the “License Agreement”), whereby the Company and Cornell agreed to modify the amounts of minimum annual royalty obligations due under the License Agreement for license years 11 through 13. Pursuant to such amended License Agreement, we will be deemed to have satisfied our minimum annual royalty obligations for license years 11-13 if we deposit a total of $100,000 (in two $50,000 payments) into a development fund for research and field trials by certain specified dates during each of the lease years. If we fail to deposit the required sums by the specified dates, our minimum royalty payments under the Agreement due will revert to $200,000 annually for each of the aforementioned license years.

The License Agreement, as amended, was filed as Exhibit 10.1 to Eden Bioscience’s quarterly report on Form 10-Q for the period ended June 30, 2005 (Commission File No. 0-31499), filed with the SEC on July 26, 2005. The amendment to the License Agreement is being filed as Exhibit 10.1 to this Form 10-Q.

On August 1, 2006, we entered into a agreement with Dr. Zhongmin Wei, our Vice President of Research and Chief Scientific Officer, which provides Dr. Wei severance if he is terminated by us under certain circumstances (the “Wei Agreement”). Under the Wei Agreement, which was approved by the Compensation Committee of our Board of Directors and by the Board of Directors, we agreed that if Dr. Wei’s employment is terminated by the Company. Dr. Wei’s base salary will be continue for a period of six months following the termination, unless the termination was based upon fraud, criminal activity or breach of fiduciary duties. The six months severance will be paid in the regular course of our payroll and will be subject to normal deductions. The Wei Agreement will terminate on July 31, 2007. A copy of the Wei Agreement is filed as Exhibit 10.2 to this Form 10-Q.

Item 6.	Exhibits

Exhibits 31.1 and 31.2 are being filed as part of this quarterly report on Form 10-Q. Exhibits 32.1 and 32.2 are being furnished with this quarterly report on Form 10-Q.

Exhibit Number	Description
10.1	Amendment to Exclusive License Agreement, as amended, dated, July 1, 2006, between Cornell Research Foundation, Inc. and Eden Bioscience Corporation.
10.2*	Agreement related to severance, dated August 1, 2006, between Dr. Zhongmin Wei and Eden Bioscience Corporation.
31.1	Rule 13a-14(a) Certification (Chief Executive Officer).
31.2	Rule 13a-14(a) Certification (Chief Financial Officer).
32.1	Section 1350 Certification (Chief Executive Officer).
32.2	Section 1350 Certification (Chief Financial Officer).

*  Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EDEN BIOSCIENCE CORPORATION

Date: August 4, 2006

By:	/s/ Rhett R. Atkins Rhett R. Atkins President and Chief Executive Officer

By:	/s/ Bradley S. Powell Bradley S. Powell Vice President of Finance, Chief Financial Officer and Secretary (principal financial and accounting officer)