Form 10-Q
period 2006-09-30
EDEN BIOSCIENCE CORP
filed 2006-11-02
CIK 930095

================================================================================

                                  UNITED STATES
                                 SECURITIES AND
                               EXCHANGE COMMISSION
                             Washington, D.C. 20549

                       -----------------------------------

                                    FORM 10-Q

(Mark One)
|X| Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended September 30, 2006

                                       or

|_| Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from ________ to ________

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):
   Large accelerated filer |_| Accelerated filer |_| Non-accelerated filer [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes |_| No |X|

State the number of shares outstanding of each of the registrant's classes of common equity, as of the latest practicable date:

            Class                             Outstanding as of October 31, 2006
Common Stock, $.0025 Par Value                            8,149,554

================================================================================

                           Eden Bioscience Corporation

                               Index to Form 10-Q

                                                                            Page
Part I.  Financial Information

Item 1.  Unaudited Financial Statements....................................   2

         Condensed Consolidated Balance Sheets as of September 30, 2006
           and December 31, 2005...........................................   2

         Condensed Consolidated Statements of Operations for the Three
           Months and Nine Months Ended September 30, 2006 and 2005........   3

         Condensed Consolidated Statements of Cash Flows for the Nine
           Months Ended September 30, 2006 and 2005........................   4

         Notes to Unaudited Condensed Consolidated Financial Statements....   5

Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations.............................................  15

Item 3.  Quantitative and Qualitative Disclosures About Market Risk........  23

Item 4.  Controls and Procedures...........................................  24

Part II. Other Information

Item 1A. Risk Factors......................................................  24

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.......  25

Item 6.  Exhibits..........................................................  25

Signatures.................................................................  25

                         PART I -- FINANCIAL INFORMATION

Item 1. Unaudited Financial Statements

                  EDEN BIOSCIENCE CORPORATION AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                                        ASSETS
                                                                               September 30,      December 31,
                                                                                   2006              2005
                                                                               -------------     -------------
Current assets:
  Cash and cash equivalents ...............................................    $   5,892,191     $   6,825,652
  Accounts receivable, net of sales allowances and allowance
     for doubtful accounts ................................................          136,018           212,213
  Inventory, current ......................................................          733,458         1,713,274
  Prepaid expenses and other current assets ...............................          409,593           580,938
                                                                               -------------     -------------
          Total current assets ............................................        7,171,260         9,332,077
Inventory, non-current ....................................................        1,957,592         1,910,280
Property and equipment, net ...............................................          698,062         5,967,122
Other assets ..............................................................          287,880           287,704
                                                                               -------------     -------------
          Total assets ....................................................    $  10,114,794     $  17,497,183
                                                                               =============     =============

                                       LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable ........................................................    $     362,913     $     229,667
  Accrued liabilities .....................................................        1,060,299         1,260,405
                                                                               -------------     -------------
          Total current liabilities .......................................        1,423,212         1,490,072
Other long-term liabilities ...............................................          450,531           250,428
                                                                               -------------     -------------
          Total liabilities ...............................................        1,873,743         1,740,500
                                                                               -------------     -------------

Commitments and contingencies

Shareholders' equity:
  Preferred stock, $.01 par value, 10,000,000 shares authorized; no shares
    issued and outstanding at September 30, 2006 and December 31, 2005 ....               --                --
  Common stock, $.0025 par value, 33,333,333 shares authorized;
    8,149,554 issued and outstanding shares at September 30, 2006
    and 8,135,554 at December 31, 2005 ....................................           20,374            20,339
  Additional paid-in capital ..............................................      132,840,471       132,586,598
  Accumulated other comprehensive loss ....................................          (35,467)          (42,502)
  Accumulated deficit .....................................................     (124,584,327)     (116,807,752)
                                                                               -------------     -------------
          Total shareholders' equity ......................................        8,241,051        15,756,683
                                                                               -------------     -------------
          Total liabilities and shareholders' equity ......................    $  10,114,794     $  17,497,183
                                                                               =============     =============

        The accompanying notes are an integral part of these statements.

                  EDEN BIOSCIENCE CORPORATION AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                           Three Months Ended September 30,  Nine Months Ended September 30,
                                           --------------------------------  -------------------------------
                                                2006             2005             2006             2005
                                           -------------     --------------  -------------     -------------

Product sales, net of sales allowances .    $    258,284     $    343,398     $  3,666,711     $  3,175,347

Operating expenses:
Cost of goods sold .....................         185,920          611,030        2,040,972        1,785,389
Research and development ...............         324,200          847,965        1,013,675        2,777,538
Selling, general and administrative ....         898,995        1,230,368        3,837,348        4,197,858
Loss on impairment of equipment and
     leasehold improvements ............              --               --        4,880,516               --
Lease termination loss .................              --        2,260,538               --        2,260,538
Loss (gain) on sale of equipment .......           2,874          (63,081)         (41,748)         (84,806)
                                            ------------     ------------     ------------     ------------
Total operating expenses ...............       1,411,989        4,886,820       11,730,763       10,936,517
                                            ------------     ------------     ------------     ------------

Loss from operations ...................      (1,153,705)      (4,543,422)      (8,064,052)      (7,761,170)
                                            ------------     ------------     ------------     ------------

Other income (expense):
Gain on sale of investment .............              --               --           99,884               --
Interest income ........................          70,921           83,781          187,593          223,507
Interest expense .......................              --              (72)              --             (538)
                                            ------------     ------------     ------------     ------------
Total other income .....................          70,921           83,709          287,477          222,969
                                            ------------     ------------     ------------     ------------

     Loss before income taxes ..........      (1,082,784)      (4,459,713)      (7,776,575)      (7,538,201)
Income taxes ...........................              --               --               --               --
                                            ------------     ------------     ------------     ------------
     Net loss ..........................    $ (1,082,784)    $ (4,459,713)    $ (7,776,575)    $ (7,538,201)
                                            ============     ============     ============     ============

Basic and diluted net loss per share ...    $      (0.13)    $      (0.55)    $      (0.95)    $      (0.93)
                                            ============     ============     ============     ============

Weighted average shares outstanding used
   to compute net loss per share .......       8,149,554        8,131,957        8,146,829        8,129,905
                                            ============     ============     ============     ============

        The accompanying notes are an integral part of these statements.

                  EDEN BIOSCIENCE CORPORATION AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                            Nine Months Ended September 30,
                                                                            -------------------------------
                                                                                 2006             2005
                                                                            -------------     -------------
Cash flows from operating activities:
  Net loss ..............................................................    $ (7,776,575)    $ (7,538,201)
  Adjustments to reconcile net loss to cash used in operating activities:
    Depreciation and amortization .......................................         350,744        1,737,971
    Loss on impairment of equipment and leasehold improvements ..........       4,880,516               --
    Stock compensation expense ..........................................         232,908               --
    Gain on sale of fixed assets ........................................         (41,748)         (84,806)
    Gain on sale of investment ..........................................         (99,884)              --
    Accretion expense ...................................................          23,457           20,821
    Deferred rent payable ...............................................          76,646           33,704
    Loss on property and equipment on lease termination .................              --        3,480,883
    Termination of lease obligations ....................................              --       (2,724,124)
    Forfeiture of security deposit on lease termination .................              --        1,250,000
  Changes in assets and liabilities:
    Accounts receivable .................................................          87,647          (75,562)
    Inventory ...........................................................         869,822           80,242
    Prepaid expenses and other assets ...................................         (34,813)         360,537
    Accounts payable ....................................................         133,246           38,717
    Accrued liabilities .................................................        (113,544)         358,737
    Accrued loss on facility subleases ..................................              --         (336,915)
                                                                             ------------     ------------
      Net cash from operating activities ................................      (1,411,578)      (3,397,996)
                                                                             ------------     ------------

Cash flows from investing activities:
  Purchase of equipment .................................................         (16,377)              --
  Proceeds from sale of investment ......................................         100,000               --
  Proceeds from sale of equipment .......................................         301,791          204,228
                                                                             ------------     ------------
      Net cash from investing activities ................................         385,414          204,228
                                                                             ------------     ------------

Cash flows from financing activities:
  Reduction in capital lease obligations ................................              --          (10,453)
  Proceeds from issuance of common stock ................................          21,000            5,600
                                                                             ------------     ------------
      Net cash from financing activities ................................          21,000           (4,853)
                                                                             ------------     ------------

Effect of foreign currency exchange rates on cash and cash equivalents ..          71,703          (29,978)
                                                                             ------------     ------------

Net decrease in cash and cash equivalents ...............................        (933,461)      (3,228,599)
Cash and cash equivalents at beginning of period ........................       6,825,652       11,860,385
                                                                             ------------     ------------
Cash and cash equivalents at end of period ..............................    $  5,892,191     $  8,631,786
                                                                             ============     ============

Supplemental disclosures:
  Cash paid for interest ................................................    $         --     $        538

        The accompanying notes are an integral part of these statements.

                  EDEN BIOSCIENCE CORPORATION AND SUBSIDIARIES

         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Organization and Summary of Significant Accounting Policies

Organization and Business

      Eden Bioscience Corporation ("Eden Bioscience" or the "Company") was incorporated in the State of Washington on July 18, 1994. Eden Bioscience is a plant health technology company focused on developing, manufacturing and marketing innovative natural-based protein products for agriculture.

      The Company is subject to a number of risks including, among others: dependence on a limited number of products and the development and commercialization of those products, which may not be successful; the need to develop adequate sales and marketing capabilities to commercialize the Company's products; reliance on independent distributors and retailers to sell the Company's products; competition from other companies with greater financial, technical and marketing resources; and other risks associated with commercializing a new technology.

Basis of Presentation

      The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and pursuant to the instructions to Form 10-Q. Accordingly, they do not include all of the information and notes required by U.S. generally accepted accounting principles for complete financial statements. The balance sheet at December 31, 2005 has been derived from the audited financial statements at that date but does not include all of the information and notes required by U.S. generally accepted accounting principles for complete financial statements. These financial statements and notes should be read in conjunction with the financial statements and notes as of and for the year ended December 31, 2005 included in the Company's Annual Report on Form 10-K, which was filed with the Securities and Exchange Commission on March 15, 2006.

      In the opinion of management, the unaudited condensed consolidated financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to state fairly the financial information set forth therein. Results of operations for the three months and nine months ended September 30, 2006 are not necessarily indicative of the results expected for the full fiscal year or for any future period.

      On April 17, 2006, the Company amended its Restated Articles of Incorporation to reduce the Company's number of authorized shares of common stock from 100,000,000 to 33,333,333 and to effect a 1-for-3 reverse stock split of the Company's outstanding common stock. The reverse stock split was effective with respect to shareholders of record at 5:00p.m., Pacific daylight time, on April 18, 2006 and the Company's common stock began trading as adjusted for the reverse stock split on April 19, 2006. As a result of the reverse stock split, each three shares of common stock were exchanged for one share of common stock and the total number of shares outstanding were reduced from approximately 24.4 million shares to approximately 8.1 million shares. The Company has retroactively adjusted all the share information to reflect the reverse stock split in the accompanying condensed consolidated financial statements and footnotes.

      In the first quarter of 2006, the Company sold a minority stock investment for $100,000 that resulted in a gain of $99,884.

Liquidity

      The Company's operating expenditures have been significant since its inception. The Company currently anticipates that its operating expenses will significantly exceed net product sales and that net losses and working capital requirements will consume a material amount of its cash resources. Net product sales in the first nine months of 2006 have not increased enough to meet our operating plans. The Company has taken steps to reduce its operating expenses and the Board of Directors and management are reviewing strategic alternatives for the future, including further reduction of operating expenses and/or the sale of all or a portion of our business.. There can be no assurance, however, that any actions the Compnay may take will improve operating results or liquidity enough to support operations or that it will be able to sell its business on acceptable terms, if at all. Management of the Company believes that the balance of its cash and cash equivalents at September 30, 2006 will be

                  EDEN BIOSCIENCE CORPORATION AND SUBSIDIARIES sufficient to meet its anticipated cash needs for net losses, working capital and capital expenditures for more than the next 12 months, although there can be no assurance in that regard. After the next 12 months, if operations do not improve significantly, the Company will have to further reduce operating expenses or secure additional financing. The Company may be unable to obtain adequate or favorable financing at that time or at all and may cease operations. The sale of additional equity securities could result in dilution of the Company's shareholders.

Estimates Used in Financial Statement Preparation

      The preparation of financial statements in conformity with generally accepted accounting principles in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Examples include fair value and depreciable lives of property and equipment; expense accruals; provisions for sales allowances, warranty claims and inventory valuation and classification; cash flow projections used in evaluating whether asset impairment loss is recorded; fair value of stock compensation arrangements and bad debts. Such estimates and assumptions are based on historical experience, where applicable, management's plans and other assumptions. Estimates and assumptions are reviewed periodically and the effects of revisions are reflected in the consolidated financial statements prospectively when they are determined to be necessary. Actual results could differ from these estimates.

Accounts Receivable

      Accounts receivable balances are reported net of customer-specific related sales allowances of $12,000 at September 30, 2006 and $20,000 at December 31, 2005. In determining the adequacy of the allowance for doubtful accounts, the Company considers a number of factors, including the aging of the accounts receivable portfolio, customer payment trends, the financial condition of its customers, historical bad debts and current economic trends. Based upon an analysis of outstanding net accounts receivable, a $10,000 allowance for doubtful accounts was recorded at September 30, 2006 and no allowance for doubtful accounts was recorded at December 31, 2005.

Inventory

      Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 151, Inventory Costs, which clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Under this Statement, such items will be recognized as current-period charges. In addition, the Statement requires that allocation of fixed production overheads to the costs of conversion be based on normal capacity of the production facilities. The adoption of this Statement did not have a significant effect on the Company's financial statements.

Property and Equipment

      As of September 30, 2006, equipment and leasehold improvements are stated at estimated fair value. Prior to June 30, 2006, equipment and leasehold improvements were stated at historical cost. Improvements and replacements are capitalized. Maintenance and repairs are expensed when incurred. The provision for depreciation and amortization is determined using straight-line and units-of-production methods, which allocate costs less salvage value over their estimated useful lives of two to twenty years. Leasehold improvements are amortized over the shorter of their estimated useful lives or lease term, which range between two to ten years.

      Long-lived assets are reviewed for impairment whenever events or circumstances indicate that the carrying value may not be recoverable. In reviewing for impairment, the Company compares the carrying value of such assets to the undiscounted cash flows expected from the use of the assets and their eventual disposition. When necessary, an impairment loss is recognized equal to the difference between the assets' fair value and their carrying value. Based upon an analysis of estimated net cash flows to be realized from the Company's investments in equipment and leasehold improvements in connection with the preparation of the Company's financial statements for the quarter ended June 30, 2006, a $4.9 million impairment loss on equipment and leasehold improvements was recognized at June 30, 2006 based on the estimate of fair value of equipment and leasehold improvements.

      In December 2005, the Company completed an efficiency analysis of its manufacturing processes, including an assessment of all manufacturing equipment and its usefulness in future manufacturing operations. The lower of carrying value or estimated fair value less estimated costs to sell of equipment to be sold totaled $105,000 at September 30, 2006 and $318,000 at December 31, 2005 and is included in other current assets on the balance sheet.

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

      Gross product sales and sales allowances are as follows:

                                                  Three Months Ended September 30,        Nine Months Ended September 30,
                                                 ---------------------------------      ----------------------------------
                                                      2006               2005                2006                2005
                                                 --------------     --------------      --------------      --------------
Gross product sales .....................        $      222,699     $      371,418      $    4,005,353      $    3,758,215
Sales allowances ........................                    --            (28,020)           (507,932)           (759,456)
 Elimination of previously recorded sales
   allowance liabilities ................                35,585                 --             169,290             176,588
                                                 --------------     --------------      --------------      --------------
  Product sales, net of sales allowances         $      258,284     $      343,398      $    3,666,711      $    3,175,347
                                                 ==============     ==============      ==============      ==============

      Net product sales by geographical region were:

                                                  Three Months Ended September 30,        Nine Months Ended September 30,
                                                 ---------------------------------      ----------------------------------
                                                      2006               2005                2006                2005
                                                 --------------     --------------      --------------      --------------
United States ...........................        $      159,460     $      185,009      $    3,309,468      $    2,477,537
Spain ...................................                    --            153,278             140,224             602,369
Other regions ...........................                98,824              5,111             217,019              95,441
                                                 --------------     --------------      --------------      --------------
  Product sales, net of sales allowances         $      258,284     $      343,398      $    3,666,711      $    3,175,347
                                                 ==============     ==============      ==============      ==============

Incentives

      The Company periodically offers sales incentives, often in the form of free product, to distributors and other customers. Costs associated with such incentives are recognized as costs of sales in the later of the period in which
(a) the associated revenue is recognized by the Company or (b) the sales incentive is offered to the customer.

Accounting for Stock Compensation

      The Company maintains a stock equity incentive plan under which it may grant non-qualified stock options, incentive stock options or restricted stock to employees, non-employee directors and consultants. Prior to the January 1, 2006 adoption of the Financial Accounting Standards Board ("FASB") Statement No. 123(R), "Share-Based Payment" ("SFAS 123R"), the Company accounted for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. Accordingly, because the stock option grant price equaled the market price on the date of grant, no compensation expense was recognized by the Company for stock-based compensation. As permitted by SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), stock-based compensation was included as a pro forma disclosure in the notes to the consolidated financial statements.

      Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS 123R, using the modified-prospective transition method. Under

                  EDEN BIOSCIENCE CORPORATION AND SUBSIDIARIES this transition method, stock-based compensation expense was recognized in the consolidated financial statements for granted stock options. Compensation expense recognized included the estimated expense for stock options granted subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS 123R, and the estimated expense for the portion vesting in the period for options granted prior to, but not vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123. Results for prior periods have not been restated, as provided for under the modified-prospective method. Total stock-based compensation expense recognized in the consolidated statement of operations for the three and nine months ended September 30, 2006 was $29,000 and $233,000, respectively.

      The following table shows the impact of adoption of SFAS 123R on net loss and loss per share for the three and nine months ended September 30, 2006:

                                          Three Months Ended September 30, 2006       Nine Months Ended September 30, 2006
                                          -------------------------------------       ------------------------------------
                                            As Reported           If Reported           As Reported           If Reported
                                             Following             Following             Following             Following
                                             SFAS 123R               APB 25              SFAS 123R              APB 25
                                          --------------        --------------        --------------        --------------
Net loss .........................        $   (1,082,784)       $   (1,053,835)       $   (7,776,575)       $   (7,543,667)
                                          ==============        ==============        ==============        ==============
Loss per share:
   Basic and diluted - as reported        $        (0.13)       $        (0.13)       $        (0.95)       $        (0.93)
                                          ==============        ==============        ==============        ==============

      The following table shows the effect on net loss and loss per share had compensation cost been recognized based upon the estimated fair value on the grant date of stock options in accordance with SFAS 123, as amended by SFAS No. 148 "Accounting for Stock-Based Compensation - Transition and Disclosure":

                                          Three Months Ended   Nine Months Ended
                                             September 30,       September 30,
                                                  2005                2005
                                          ------------------   -----------------

Net loss, as reported ..................    $   (4,459,713)     $   (7,538,201)
Deduct: stock-based compensation expense
   under fair value based method .......          (161,650)           (489,611)
                                            --------------      --------------
Pro forma net loss .....................    $   (4,621,363)     $   (8,027,812)
                                            ==============      ==============

Loss per share:
   Basic and diluted - as reported .....    $        (0.55)     $        (0.93)
                                            ==============      ==============
   Basic and diluted - pro forma .......    $        (0.57)     $        (0.99)
                                            ==============      ==============

Disclosures for the three and nine months ended September 30, 2006 are not presented because the amounts are recognized in the consolidated financial statements.

      The fair value for stock awards was estimated at the date of grant using the Black-Scholes-Merton ("BSM") option valuation model with the following weighted average assumptions for the nine months ended September 30, 2006 and 2005:

                                                             September 30,
                                                             -------------
                                                         2006             2005
                                                        ------           ------
Expected term (in years) .....................            6.25              5.0
Expected stock price volatility ..............              95%              98%
Risk-free interest rate ......................            4.29%            3.85%
Expected dividend yield ......................              --               --
Estimated fair value per option granted ......          $ 0.57           $ 0.66

      For the nine months ended September 30, 2006, the expected life of each award granted was calculated using the "simplified method" in accordance with Staff Accounting Bulletin No. 107. Prior to January 1, 2006, the expected term of the options represents the estimated period of time until exercise and is based on historical experience of similar awards, giving consideration to the contractual terms, vesting schedules and expectations of future employee behavior. Expected stock price volatility is based on historical volatility of the Company's stock. The risk-free interest rate is based on the implied yield

                  EDEN BIOSCIENCE CORPORATION AND SUBSIDIARIES available on U.S. Treasury zero-coupon issues with an equivalent remaining term. The Company has not paid dividends in the past and does not plan to pay any dividends in the near future.

      The BSM option valuation model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions, particularly for the expected term and expected stock price volatility. The Company's employee stock options have characteristics significantly different from those of traded options, and changes in the subjective input assumptions can materially affect the fair value estimate. Because Company stock options do not trade on a secondary exchange, employees do not derive a benefit from holding stock options unless there is an increase, above the grant price, in the market price of the Company's stock.

Net Loss Per Share

      Basic net loss per share is the net loss divided by the average number of shares outstanding during the period. Diluted net loss per share is the net loss divided by the sum of the average number of shares outstanding during the period plus the additional shares that would have been issued had all dilutive options been exercised, less shares that would be repurchased with the proceeds from such exercise using the treasury stock method. The effect of including outstanding options is antidilutive for all periods presented. Therefore, options have been excluded from the calculation of diluted net loss per share. Shares issuable pursuant to stock options that have not been included in the above calculations because they are antidilutive totaled 824,459 and 834,750 as of September 30, 2006 and 2005, respectively.

Reclassifications

      Certain reclassifications have been made to the prior period condensed consolidated financial statements to conform to classifications used in the current period.

2. Stock Compensation

      During 2000, the shareholders and Board of Directors approved the 2000 Stock Incentive Plan (the "2000 Plan"). Upon completion of the Company's initial public offering, the 2000 Plan replaced the 1995 Combined Incentive and Nonqualified Stock Option Plan (the "1995 Plan" and, together with the 2000 Plan, the "Stock Option Plans") for the purpose of all future stock incentive awards. All reserved but ungranted shares under the 1995 Plan and any shares subject to outstanding options under the 1995 Plan that expire or are otherwise cancelled without being exercised will be added to the shares available under the 2000 Plan.

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

      At September 30, 2006, the Company had reserved 179,773 shares of common stock for issuance under the 1995 Plan, all of which had been granted, and 1,082,951 shares for issuance under the 2000 Plan, including 582,951 shares transferred from the 1995 Plan. Options totaling 644,686 under the 2000 Plan had been granted at September 30, 2006, leaving 438,265 options available for future grant. Additionally, in the first quarter of 2006, the Board of Directors approved cash and equity incentive arrangements for certain employees in 2006. If certain net revenue goals are achieved for 2006, these employees would be granted fully vested stock options to purchase between 41,669 and 104,169 shares of the Company's common stock, depending on actual annual net revenues achieved. The exercise price of any options issued under this plan would be equal to the market price of the Company's common stock at the date of grant. At September 30, 2006, management has determined it is not probable that the annual net revenue targets will be achieved and no compensation expense has been recorded under this incentive plan during 2006.

                  EDEN BIOSCIENCE CORPORATION AND SUBSIDIARIES

      The fair value of each stock option granted is estimated on the date of grant using the BSM option valuation model. The assumptions used to calculate the fair value of options granted are evaluated and revised, as necessary, to reflect market conditions and the Company's experience. Options granted are valued using the single option valuation approach, and the resulting expense is recognized over the entire requisite service period. Compensation expense is recognized only for those options expected to vest, with forfeitures estimated at the date of grant and at each balance sheet date based on the Company's historical experience and future expectations. Prior to the adoption of SFAS 123R, the effect of forfeitures on the pro forma expense amounts was recognized as the forfeitures occurred.

      The following table summarizes stock option activity:

                                                                               Weighted        Weighted Average    Aggregate
                                                        Number of          Average Exercise       Remaining        Intrinsic
                                                         Options           Price Per Option    Contractual Life       Value
                                                     --------------        ----------------    ----------------  --------------
Balance at December 31, 2005 .....................          882,538         $         8.02
  Granted ........................................            9,999                   2.16
  Exercised ......................................          (14,000)                  1.50
  Cancelled ......................................          (54,078)                 11.20
                                                     --------------
Balance at September 30, 2006 ....................          824,459                   7.97                 5.9   $            0
                                                     ==============

Exercisable at September 30, 2006 ................          670,523         $         9.04                 5.5   $            0

      The aggregate intrinsic value in the table above is based on the Company's closing stock price of $0.62 as of September 30, 2006, which would have been received by the optionees had all in-the-money options been exercised on that date. As of September 30, 2006, total unrecognized stock-based compensation expense related to nonvested stock options was approximately $128,000 and the Company expects to recognize $23,000 in the remainder of 2006, $77,000 in 2007, $24,000 in 2008 and $4,000 in 2009.

      The following table summarizes stock option information at September 30, 2006:

                                                    Options Outstanding                       Options Exercisable
                                     ------------------------------------------------   -------------------------------
                                                     Weighted-Average     Weighted-                        Weighted-
             Range of                                   Remaining          Average                          Average
             Exercise                     Number       Contractual        Exercise          Number          Exercise
              Prices                   Outstanding    Life (in years)       Price         Outstanding        Price
---------------------------------    --------------  ----------------  --------------   --------------   --------------
$ 1.62-3.00 .....................           169,465              7.4   $         2.26           57,167   $         2.70
  4.20-5.55 .....................           488,527              6.3             4.81          451,252             4.78
 6.00-18.00 .....................            92,000              2.8            11.37           90,867            11.42
21.00-42.00 .....................            74,467              3.9            37.44           71,237            38.07
                                     --------------                                     --------------
                                            824,459              5.9             7.97          670,523             9.04
                                     ==============                                     ==============

3. Licensing Agreement

      In May 1995, the Company entered into an exclusive worldwide licensing agreement with Cornell Research Foundation ("CRF")for certain patents, patent applications and biological material relating to harpin proteins and related technology. The license agreement terminates on the expiration date of the last-to-expire licensed patent covered by the agreement, which is currently February 2018. As consideration for the license, the Company issued 400,000 shares of common stock to CRF, has funded certain research and development activities at Cornell University and has agreed to pay a 2% royalty on net sales of current Harp-N-Tech products that incorporate the licensed technology, subject to a $200,000 minimum annual royalty payment.

      Effective July 1, 2006, the licensing agreement was amended to establish a development fund at CRF to advance harpin technology and reduced the Company's minimum obligation required to maintain the rights under the licensing agreement to contributions to the development fund of $100,000 in each of 2006, 2007 and 2008 license years, which begin on May 1 and end on April 30. The amendment also requires the Company to pay CFR $100,000 by May 30, 2008, which is recorded in other long-term liabilities on the balance sheet.

                  EDEN BIOSCIENCE CORPORATION AND SUBSIDIARIES

4. Inventory

      Inventory, at average cost, consists of the following:

                                               September 30,        December 31,
                                                    2006                2005
                                                -----------         -----------
Raw materials ..........................        $   501,728         $   503,259
Bulk manufactured goods ................            426,600             561,318
Finished goods .........................          1,762,722           2,558,977
                                                -----------         -----------
  Total inventory ......................          2,691,050           3,623,554
Less non-current portion of inventory ..         (1,957,592)         (1,910,280)
                                                -----------         -----------
  Current portion of inventory .........        $   733,458         $ 1,713,274
                                                ===========         ===========

      The non-current portion of inventory consists of raw materials, bulk manufactured goods and finished goods that the Company does not expect to utilize in the next twelve months.

5. Property and Equipment

      Property and equipment consists of the following:

                                                   September 30,   December 31,
                                                       2006            2005
                                                   ------------    ------------
Equipment .....................................    $    698,062    $  6,858,009
Leasehold improvements ........................              --       3,557,590
                                                   ------------    ------------
  Total property and equipment ................         698,062      10,415,599
Less accumulated depreciation and amortization               --      (4,448,477)
                                                   ------------    ------------
  Net property and equipment ..................    $    698,062    $  5,967,122
                                                   ============    ============

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

      The Company continues to incur losses from operations and actual sales and growth rates for the first half of 2006 were significantly lower than expected. In reviewing for impairment in connection with the preparation of the Company's financial statements for the quarter ended June 30, 2006, the Company compared the carrying value of such assets to updated undiscounted cash flows expected from the use of the asset group. As a result of continuing operating losses and lower sales and growth rates in the first half of 2006 compared to forecasts, the carrying value of the group of assets exceeded undiscounted cash flows expected from the use of this asset group. Consequently, the Company concluded on July 31, 2006 that a charge for impairment to its equipment and leasehold improvements is required and a $4.9 million impairment loss was recognized at June 30, 2006. The Company estimated the fair value of equipment using an orderly liquidation method and no fair value was attributed to leasehold improvements. The impairment charge will not result in future cash expenditures.

      The Company recorded depreciation and amortization of zero and $552,342 for the three months ended September 30, 2006 and 2005, respectively, and $350,744 and $2,135,990 for the nine months ended September 30, 2006 and 2005, respectively. No depreciation was recorded in the three months ended September 30, 2006 for equipment depreciated under the units-of-production method due to no production during this period or for equipment depreciated under the straight-line method as estimated fair value approximates salvage value.

                  EDEN BIOSCIENCE CORPORATION AND SUBSIDIARIES

6. Accrued Liabilities

      Accrued liabilities consist of the following:

                                                    September 30,   December 31,
                                                         2006          2005
                                                    -------------  -------------
Sales allowances .................................        350,613        119,177
Compensation and benefits ........................  $     335,538  $     270,545
Research and development field trial expenses ....         84,258        243,463
Facility costs ...................................         76,846        290,499
Current portion of obligation to CRF .............         14,792        160,684
Warranty .........................................         74,871         74,871
Promotions .......................................         35,252         33,177
Other ............................................         88,129         67,989
                                                    -------------  -------------
  Total accrued liabilities ......................  $   1,060,299  $   1,260,405
                                                    =============  =============

7. Warranty Liability

      The Company provides a limited warranty to customers that at the time of the first sale of its products they conform to the chemical description on the label and under normal conditions are reasonably fit for the purposes referred to in the directions for use, subject to certain inherent risks. The warranty accrual percentage, which has ranged between zero and five percent, and warranty liability are reviewed periodically and adjusted as necessary, based on historical experience, the results of product quality testing and future expectations. There were no changes to the Company's warranty liability during the nine months ended September 30, 2006.

8. Commitments

Leases

      The Company has entered into a non-cancelable facility lease agreement through the year 2009. The Company also leases office space at three additional locations on a short-term basis. The Company recorded rent expense of $86,182 and $245,400 for the three months ended September 30, 2006 and 2005, respectively, and $391,536 and $785,689 for the nine months ended September 30, 2006 and 2005, respectively. Future minimum rental payments under the operating lease as of September 30, 2006 are as follows:

Three months ended December 31, 2006 .......................            $ 53,253
Year-ended December 31, 2007 ...............................             220,472
Year-ended December 31, 2008 ...............................             229,424
Year-ended December 31, 2009 ...............................             238,366
                                                                        --------
Total minimum lease payments ...............................            $741,515
                                                                        ========

      The Company has an asset retirement obligation at the expiration of this facility lease. The Company has not restricted any assets for purposes of settling this asset retirement obligation. Following is a reconciliation of the asset retirement obligation liability, which is included in other long-term liabilities:

Balance at December 31, 2005 ......................................     $238,272
  Accretion expense for nine months ended September, 30, 2006 .....       23,457
                                                                        --------
Balance at September 30, 2006 .....................................     $261,729
                                                                        ========

Loss on Lease Termination

      In January 2001, the Company entered into a ten-year lease agreement, with two five-year extension options to be exercised at the Company's discretion, for 63,200 square feet of office space located near its manufacturing facility in Bothell, Washington. Rent payments increase by approximately eight percent every 30 months over the term of the lease. In the first half of 2001, the Company converted approximately 22,600 square feet of this building into laboratory facilities and made other improvements at a cost of approximately $9.1 million.

                  EDEN BIOSCIENCE CORPORATION AND SUBSIDIARIES

      On September 9, 2005, the Company entered into an Amendment of Lease and Termination Agreement with the landlord to terminate the ten-year lease. The termination was effective as of August 31, 2005. In connection with the termination, the existing sublease was transferred to the landlord. The lease termination resulted in a loss totaling $2,260,538. The lease termination loss is comprised of a termination fee totaling $1,500,000, consisting of $250,000 cash and the forfeiture of a $1,250,000 security deposit, a loss on leasehold improvements and equipment at the leased facility totaling $3,480,883, and other costs, offset by the write-off of liabilities recorded for accrued losses on facility subleases and rent expense in excess of rent payments totaling $2,724,124.

Employment and Change-in-Control Agreements

      We have severance agreements with four employees that require us to make severance payments equal to six months annual base salary if we terminate their employment without cause, as defined in the agreements. One agreement expires May 15, 2007, two other agreements expire on July 31, 2007 and one does not expire. If we were required to make all of these payments, severance payments would total approximately $325,000.

      We also have change-in-control agreements with the Chief Science Officer and the Chief Financial Officer. The agreements provide that, upon a change in control, as defined in the agreements, we or the acquiring company would continue to employ them, for a period of two years following a change in control. During that time, the agreements each provide that the position, authority, duties and responsibilities of the executives would be substantially the same as they were during the 90-day period prior to the change in control, and that their annual base salaries would be at least equal to their annual base salaries established by our Board of Directors prior to the change in control. If, during this two-year period, the employment of the executives is terminated by us or the acquiring company, as applicable, other than for cause, as defined in the agreements, or by the executives for good reason, as defined in the agreements, the terminated executive would be entitled to receive (i) his annual base salary, and pro rata annual bonus, through the date of termination, and any deferred compensation; and (ii) a severance payment equal to twice the sum of his annual base salary and the average of his past three annual bonuses. If we were required to make all of these payments, severance payments would total approximately $728,000 as of the date of this report. In addition, the terminated employee's unvested stock options would accelerate and become fully vested and exercisable.

9. Major Customers

      Net product sales to the following distributors accounted for more than ten percent of net revenues for the periods indicated:

              Three Months Ended September 30,   Nine Months Ended September 30,
              --------------------------------   ------------------------------
                    2006            2005               2006            2005
               --------------  --------------    --------------  --------------
Customer A     $       30,000  $           **    $      708,000  $      455,000
Customer B                 --              **           459,000              **
Customer C                 **              **           399,000              **
Customer D             59,000          88,000                **         421,000
Customer E             30,000              --                **              --
Customer F                 --          80,000                **              **
Customer G                 --          74,000                --         337,000

** Less than ten percent.

10. Income Taxes

      The Company files a Federal and certain foreign and state tax returns and did not record an income tax benefit for any of the periods presented because it has experienced operating losses since inception. The Company's total U.S. tax net operating loss carryforwards were approximately $112.1 million at December 31, 2005 and expire between 2009 and 2025. The Company's total foreign tax net operating loss carryforwards were approximately $10.4 million at December 31, 2005 and expire between 2006 and 2015. The Company's total general business credit carryforwards were approximately $1.4 million at December 31, 2005 and expire between 2013 and 2025.

      Pursuant to Section 382 of the Internal Revenue Code, annual use of the Company's net operating loss and credit carryforwards may be limited in the event of a cumulative change in ownership of more than 50%. These Section 382 limitations and other limitations under state and foreign tax laws could result in a portion of the Company's net operating losses never being utilized. The difference between the statutory tax rate of 35% and the tax benefit of zero recorded by the Company is due to the Company's full valuation allowance against net deferred tax assets.

11. Recent Accounting Pronouncements

      In July 2006, the Financial Accounting Standards Board ("FASB") issued Financial Interpretation No. 48, "Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109" ("FIN 48"), which is a change in accounting for income taxes. FIN 48 specifies how tax benefits for uncertain tax positions are to be recognized, measured, and derecognized in financial statements; requires certain disclosures of uncertain tax matters; specifies how reserves for uncertain tax positions should be classified in the balance sheet; and provides transition and interim-period guidance, among other provisions. FIN 48 is effective for fiscal years beginning after December 15, 2006 and, as a result, is effective for us beginning January 1, 2007. The Company does not expect the impact of FIN 48 to be significant to the consolidated financial statements.

      In September 2006, the SEC issued Staff Accounting Bulletin No. 108 (SAB
108). SAB 108 addresses how the effects of prior year uncorrected misstatements should be considered when quantifying misstatements in current year financial statements. SAB 108 requires companies to quantify misstatements using a balance sheet and income statement approach and to evaluate whether either approach results in quantifying an error that is material in light of relevant quantitative and qualitative factors. SAB 108 is applicable for the Company beginning in fiscal year 2007. The Company does not expect the impact of SAB No. 108 to be significant to the consolidated financial statements.

      In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements ("SFAS No. 157"). SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS No. 157 is effective for the Company beginning with fiscal year 2008. The Company is in the process of assessing the effect SFAS No. 157 may have on the consolidated financial statements.

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

      This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 that involve risks and uncertainties, such as statements of our ability to sell unused manufacturing equipment at estimated fair values less costs to sell; our expectations regarding our sales in the last quarter of the year and the next twelve months; our belief that our cash balance at September 30, 2006 will be sufficient to meet anticipated cash needs for more than the next 12 months; and our ability to further reduce operating expenses. We use words such as "anticipate," "believe," "expect," "future" and "intend," the negative of these terms and similar expressions to identify forward-looking statements. However, these words are not the exclusive means of identifying such statements. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances are forward-looking statements. Our actual results could differ materially from those anticipated in these forward-looking statements for many reasons, including the following factors:

      o Our inability to generate sufficient cash flow from operations, or obtain funds through additional financing, which may force us to delay, curtail or eliminate some or all of our research and development, field-testing, marketing or manufacturing programs or cease all operations;

      o Our inability to sustain compliance with the continued listing requirements of The Nasdaq Capital Market, including the $1 minimum bid price requirement, which could result in delisting and adversely affect the market price and liquidity of our common stock;

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

Overview

      We are a plant health technology company that markets a line of products based on Eden Bioscience's proprietary harpin protein technology and manufacturing processes. These products are marketed under the umbrella brand of Harp-N-TekTM and are used in agricultural and horticultural production as well as the Home & Garden market. We believe that Harp-N-Tek products enhance plant health and improve overall plant production and output quality. Harpins are naturally occurring proteins produced by disease-causing bacteria that attack plants. Harpin proteins are not a part of the destructive disease complex but instead serve the beneficial purpose of alerting plants to the fact that they are under attack. They activate signaling receptors present in most plants designed to specifically detect the presence of harpin proteins. This warning signal is transmitted throughout the plant and turns on the plant's intrinsic ability to protect itself by deploying both growth and defense responses. Eden Bioscience's Harp-N-Tek products provide these harmless yet potent signal-inducing harpin proteins and protein extracts, which trigger beneficial responses designed to protect plants, to help plants grow through stress, to improve plants' uptake of nutrients, and to enhance the overall level of plant health.

      We have incurred significant operating losses since inception. At September 30, 2006, we had an accumulated deficit of $124.6 million. We incurred net losses of $7.8 million and $7.5 million for the nine months ended September 30, 2006 and 2005, respectively, and annual losses of $10.9 million in 2005, $8.9 million in 2004 and $11.2 million in 2003. We expect to incur significant additional net losses as we proceed with the commercialization of our current products and the development of new products and technologies. As a result of continuing operating losses and lower sales and growth rates in the first half of 2006 compared to forecasts, the carrying value of our assets exceeded undiscounted cash flows expected from the use of these assets and a $4.9 million loss on impairment of equipment and leasehold improvements was recognized at June 30, 2006.

      Our net product sales in the first nine months of 2006 have not increased enough to meet our operating plans. We have taken steps to reduce our operating expenses and our Board of Directors and management are reviewing strategic alternatives for the future, including further reduction of our operating expenses and/or sale of all or a portion of our business. There can be no assurance, however, that any actions we take will improve our operating results or liquidity enough to support our operations or that we will be able to sell our business on acceptable terms, if at all.

Results of Operations

Three Months and Nine Months Ended September 30, 2006 and 2005

Revenues

      We generated our first product sales revenue in August 2000. Product sales revenue to date has resulted primarily from sales of Messenger, our initial product, and Messenger STS, an improved formulation of Messenger introduced in January 2004, as well as N-Hibit(TM), ProAct(TM), MightyPlant(TM) and other related products (hereafter referred to collectively as "Harp-N-Tek(TM) products") primarily to distributors in the United States and Spain. Revenues from product sales are recognized when (a) the product is delivered to independent distributors, (b) we have satisfied all of our significant obligations and (c) any acceptance provisions or other contingencies or arrangements have been satisfied, including whether collection is reasonably assured. As part of the analysis of whether all of our significant obligations have been satisfied or situations where acceptance provisions or other contingencies or arrangements exist, we consider the following elements, among others: sales terms and arrangements, historical experience and current incentive programs. Our distributor arrangements provide no price protection or product-return rights. Product sales revenue is reported net of applicable sales allowances, as follows:

                                                 Three Months Ended September 30,         Nine Months Ended September 30,
                                                ----------------------------------     -----------------------------------
                                                      2006               2005                2006                2005
                                                ---------------    ---------------     ---------------     ---------------
Gross product sales ....................        $       222,699    $       371,418     $     4,005,353     $     3,758,215
Sales allowances .......................                     --            (28,020)           (507,932)           (759,456)
Elimination of previously recorded sales
  allowance liabilities ................                 35,585                 --             169,290             176,588
                                                ---------------    ---------------     ---------------     ---------------
  Product sales, net of sales allowances        $       258,284    $       343,398     $     3,666,711     $     3,175,347
                                                ===============    ===============     ===============     ===============

      Gross product sales revenue for the third quarter of 2006 was $223,000, a decrease of $148,000 (40%) from $371,000 in the same quarter of 2005. This decrease was primarily due to no sales in Spain and lower sales in the United States agriculture and home and garden markets offset by an increase in sales to other regions. We believe the lack of sales in Spain is the result of high levels of product in the distribution channel. Gross product sales for the first nine months of 2006 totaled $4,005,000, an increase of $247,000 (7%) from $3,758,000 for the same period of 2005. This is a result of increased sales of ProAct in the United States, offset by sales declines in Spain. Sales in the first nine months of 2006 were made primarily to 38 distributors, three of which accounted for an aggregate of 43% of net product sales revenue. Sales in the first nine months of 2005 were made primarily to 51 distributors, three of which accounted for an aggregate of 38% of net product sales revenue. Based on information received from distributors, we estimate that distributors hold higher levels of our products than we expected as of September 30, 2006. We do not expect distributors that hold significant inventories of our products to place additional orders for our products until their current inventories are reduced, which will adversely affect our future sales and results of operations.

      Net product sales revenue from sales to foreign customers totaled $99,000 and $158,000 in the three months ended September 30, 2006 and 2005, respectively, and $357,000 and $698,000 in the nine months ended September 30, 2006 and 2005, respectively. This decrease is due to lower sales in Spain.

      Net sales of Messenger to consumers in the home and garden market in the United States totaled $33,000 and $40,000 in the three months ended September 30, 2006 and 2005, respectively, and $377,000 and $375,000 in the nine months ended September 30, 2006 and 2005, respectively. Based on our experience and seasonality, we expect fourth quarter sales of our home and garden products to be comparable to third quarter sales.

      Due to the growing seasons of our targeted crops and our current portfolio of Harp-N-Tek products, we expect grower usage of Harp-N-Tek products to be highly seasonal. Based on the recommended application timing in our targeted crops and information received from our distributors, we expect the second quarter to be the most significant period of use. Our product sales to distributors are also expected to be seasonal. However, actual timing of orders received from distributors will depend on many factors, including the amount of Harp-N-Tek products in distributors' inventories.

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

      Sales allowances during the three months ended September 30, 2006 were zero compared to $28,000 (8% of gross product sales) in the comparable period of 2005. Sales allowances during the nine months ended September 30, 2006 totaled $508,000 (13% of gross product sales) compared to $759,000 (20% of gross product sales) in the comparable period of 2005. The decrease was primarily due to a reduction in the estimated amounts to be paid to distributors based on the changes in programs and distributors' participation in current programs. Net revenue for the three months ended September 30, 2006 included $36,000 and net revenue for the nine months ended September 30, 2006 and 2005 included $169,000 and $177,000, respectively, of sales allowance recognized in prior quarters that will not paid because actual amounts earned by distributors were less than amounts previously estimated.

Cost of Goods Sold

      Cost of goods sold consists primarily of the cost of products sold to distributors, idle capacity costs and the cost of products used for promotional purposes. Cost of goods sold was $186,000 in the third quarter of 2006, compared to $611,000 in the third quarter of 2005. This decrease is primarily due to no depreciation being recorded in the quarter just completed as a result of the loss on impairment of equipment and leasehold improvements recognized in the second quarter of 2006 and a reduction in rent. Cost of goods sold was $2.0 million for the first nine months of 2006, compared to $1.8 million in the first nine months of 2005. The increase in cost of goods sold was due to higher sales volumes in 2006 and an increase in idle capacity costs resulting from no manufacturing activities in the first nine months of 2006 compared to 107 days of production in the same period of 2005.

Research and Development Expenses

      Research and development expenses consist primarily of personnel, field trial, laboratory, regulatory, patent and facility expenses. Research and development expenses decreased $524,000 (62%) from $848,000 in the third quarter of 2005 to $324,000 in the same quarter of this year. For the first nine months of 2006, research and development costs were $1,014,000, a decrease of $1,764,000 (63%) from $2,778,000 in the same period last year. This decrease was primarily due to terminating a facility lease in September 2005 that significantly reduced rent and depreciation and amortization expense related to leasehold improvements and certain equipment at the facility. Stock compensation expense included in research and development totaled $5,000 in the third quarter of 2006 and $19,000 in the first nine months of 2006.

Selling, General and Administrative Expenses

      Selling, general and administrative expenses consist of payroll and related expenses for sales and marketing, executive and administrative personnel; advertising, marketing and professional fees; and other corporate expenses. Selling, general and administrative expenses decreased $331,000 (27%) from $1,230,000 in the third quarter of 2005 to $899,000 in the same quarter of 2006. For the first nine months of 2006, selling, general and administrative costs were $3,837,000 a decrease of $363,000 (9%) from $4,200,000 in the same period last year. These decreases resulted primarily from less spending on advertising and marketing costs for the United States market and the Spanish market offset by recording stock compensation expense of $23,000 in the third quarter of 2006 and $214,000 in the first nine months of 2006.

      Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS 123R, using the modified-prospective transition method. Under this transition method, stock-based compensation expense was recognized in the consolidated financial statements for granted stock options. Compensation expense recognized included the estimated expense for stock options granted subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS 123R, and the estimated expense for the portion vesting in the period for options granted prior to, but not vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123. As of September 30, 2006, total unrecognized stock-based compensation expense related to nonvested stock options was approximately $128,000 and expected to recognize $23,000 in the remainder of 2006, $77,000 in 2007, $24,000 in 2008 and $4,000 in 2009. Total stock-based compensation expense recognized in the consolidated statement of operations for the quarter and nine months ended September 30, 2006 was $29,000 and $233,000, respectively. Prior to the January 1, 2006 adoption of SFAS 123R, the Company accounted for stock-based compensation using the intrinsic value method prescribed in APB 25, and related interpretations. Accordingly, because the stock option exercise price equaled the market price on the date of grant, no compensation expense was recognized by the Company for stock-based compensation. Results for prior periods have not been restated, as provided for under the modified-prospective method.

      We estimate the fair value of stock options granted using the Black-Scholes-Merton option-pricing formula and a single option award approach. This fair value is then amortized on a straight-line basis over the requisite service periods of the awards, which is generally the vesting period. Options generally become exercisable over a three or four-year period and, if not exercised, expire ten years after the grant date. The majority of our employees participate in our stock option program. This option-pricing model requires the input of highly subjective assumptions, including the option's expected term and the price volatility of the Company's stock. For the three and nine months ended September 30, 2006, the expected term of each award granted was calculated using the "simplified method" in accordance with Staff Accounting Bulletin No. 107. Prior to January 1, 2006, the expected term of the options represents the estimated period of time until exercise and is based on historical experience of similar awards, giving consideration to the contractual terms, vesting schedules and expectations of future employee behavior. Expected stock price volatility is based on historical volatility of the Company's stock.

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

      In the first half of 2006, we continued to incur losses from operations and actual sales and growth rates for the first half of 2006 were significantly lower than expected. In reviewing our assets for impairment in connection with the preparation of the Company's financial statements for the quarter ended June 30, 2006, we compared the carrying value of such assets to updated undiscounted cash flows expected from the use of this asset group. As a result of continuing operating losses and lower sales and growth rates in the first half of 2006 compared to forecasts, the carrying value of the group of assets exceeded undiscounted cash flows expected from the use of this asset group. Consequently, the Company concluded on July 31, 2006 that a charge for impairment to its equipment and leasehold improvements is required and a $4.9 million impairment loss was recognized at June 30, 2006. We estimated the fair value of equipment using an orderly liquidation method and no fair value was attributed to leasehold improvements. Our estimates of fair value may change as we obtain additional information about the fair value of our equipment and finalize our valuation. The impairment charge will not result in future cash expenditures.

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

      The lease termination resulted in a loss totaling approximately $2.3 million. The lease termination loss is comprised of a termination fee totaling $1.5 million, consisting of $250,000 cash and the forfeiture of a $1.25 million security deposit; other costs, and an asset impairment loss on leasehold improvements and equipment at the leased facility totaling approximately $3.5 million, offset by the write-off of liabilities recorded for accrued losses on facility subleases and rent expense in excess of rent payments totaling approximately $2.7 million.

Gain on sale of investment

      In the first quarter of 2006, we sold a minority stock investment for $100,000 that resulted in a gain of $99,884.

Interest Income

      Interest income consists of earnings on our cash and cash equivalents. Interest income decreased $36,000 from $224,000 in the first nine months of 2005 to $188,000 in the same period of this year. The change was due to higher interest rates in 2006 offset by significantly lower average cash balances available for investment in the nine months ended September 30, 2006 compared to the same period in 2005.

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

Liquidity and Capital Resources

      Our operating expenditures have been significant since our inception. We currently anticipate that our operating expenses will significantly exceed net product sales and that net losses and working capital requirements will consume a material amount of our cash resources. Net product sales have not increased enough to meet our operating plans and we have taken steps to reduce our operating expenses, primarily in the European and home and garden markets, and we are currently examining strategic alternatives for the future including plans to further reduce operating expenses and/or to sell all or a portion of our business. We believe that the balance of our cash and cash equivalents at September 30, 2006 will be sufficient to meet our anticipated cash needs for net losses, working capital and capital expenditures for more than the next 12 months, although there can be no assurance in that regard. After the next 12 months, if operations do not improve significantly, we will have to further reduce operating expenses or secure additional financing. We may be unable to obtain adequate or favorable financing at that time or at all and may be forced to cease operations. The sale of additional equity securities could result in dilution of our shareholders.

      At September 30, 2006, our cash and cash equivalents totaled $5.9 million, a decrease of $0.9 million from the balance of $6.8 million at December 31, 2005. Prior to October 2000, we financed our operations primarily through the private sale of our equity securities, resulting in net proceeds of approximately $36.5 million through September 30, 2000. In October 2000, we received approximately $91.5 million in net proceeds from the initial public offering of 2,223,333 shares of our common stock. To a lesser extent, we have financed our equipment purchases through lease financings.

      Net cash used in operations decreased $2.0 million (59%) from $3.4 million in the first nine months of 2005 to $1.4 million in the same period of 2006. Net cash used in operations in the first nine months of 2006 resulted primarily from a net loss of $7.8 million, which includes loss on impairment of equipment and leasehold improvements of $4.9 million, depreciation and amortization expense of $351,000 and stock compensation expense of $233,000, and fluctuations in various asset and liability balances totaling $942,000. We expect that net cash used in operations will continue to be significant.

      We conduct our operations in two primary functional currencies: the U.S. dollar and the euro. Historically, neither fluctuations in foreign exchange rates nor changes in foreign economic conditions have had a significant impact on our financial condition or results of operations. We currently do not hedge our foreign currency exposures and are, therefore, subject to the risk of exchange rate fluctuations. We may invoice our international customers in U.S. dollars and euros, as the case may be. We are exposed to foreign exchange rate fluctuations as the financial results of foreign subsidiaries are translated into U.S. dollars in consolidation. Foreign exchange rate fluctuations did not have a material impact on our financial statements in the nine months ended September 30, 2006 or 2005.

      The following are our contractual obligations as of September 30, 2006:

                                                      Payments Due by Period (in thousands)
                                              ----------------------------------------------------
                                                             Remainder    Years 2007    Years 2009
                                                Total         of 2006      and 2008      And 2010
                                              ----------    ----------    ----------    ----------
Operating lease obligations, including
  operating expenses paid to landlord              1,373            73           606           694
CRF minimum obligation ...............               100            --           100            --
                                              ----------    ----------    ----------    ----------
  Total ..............................        $    1,473    $       73    $      706    $      694
                                              ==========    ==========    ==========    ==========

      In addition to the CRF minimum obligation, if we decide to maintain the rights under the licensing agreement, we agreed to contribute $50,000 by January 15, 2007, $50,000 by May 30, 2007 and $50,000 by November 30, 2007 to a
development fund established at CRF to advance harpin technology and pay a $200,000 minimum annual royalty payment starting in the license year that begins May 1, 2008. The license agreement terminates on the expiration date of the last-to-expire licensed patent covered by the agreement, which is currently February 2018.

Employment and Change-in-Control Agreements

      We have severance agreements with four employees that require us to make severance payments equal to six months annual base salary if we terminate their employment without cause, as defined in the agreements. One agreement expires May 15, 2007, two other agreements expire on July 31, 2007 and one does not expire. If we were required to make all of these payments, severance payments would total approximately $325,000.

      We also have change-in-control agreements with the Chief Science Officer and the Chief Financial Officer. The agreements provide that, upon a change in control, as defined in the agreements, we or the acquiring company would continue to employ them, for a period of two years following a change in control. During that time, the agreements each provide that the position, authority, duties and responsibilities of the executives would be substantially the same as they were during the 90-day period prior to the change in control, and that their annual base salaries would be at least equal to their annual base salaries established by our Board of Directors prior to the change in control. If, during this two-year period, the employment of the executives is terminated by us or the acquiring company, as applicable, other than for cause, as defined in the agreements, or by the executives for good reason, as defined in the agreements, the terminated executive would be entitled to receive (i) his annual base salary, and pro rata annual bonus, through the date of termination, and any deferred compensation; and (ii) a severance payment equal to twice the sum of his annual base salary and the average of his past three annual bonuses. If we were required to make all of these payments, severance payments would total approximately $728,000 as of the date of this report. In addition, the terminated employee's unvested stock options would accelerate and become fully vested and exercisable.

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

Accounts Receivable and Allowance for Doubtful Accounts

      Accounts receivable balances are reported net of customer-specific related sales allowances. In determining the adequacy of the allowance for doubtful accounts, we consider a number of factors, including the age of outstanding invoices, customer payment trends, the financial condition of our customers, historical bad debts and current economic trends. Based upon our analysis of outstanding net accounts receivable at September 30, 2006, a $10,000 allowance for doubtful accounts was recorded. Changes in the factors above or other factors could result in a significant charge.

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

      In December 2005, the Company completed an efficiency analysis of its manufacturing processes, including an assessment of all manufacturing equipment and its usefulness in future manufacturing operations. As a result of this analysis, the Company identified equipment that will not be used in future manufacturing operations and will be sold or disposed. The lower of carrying value or estimated fair value less estimated costs to sell of equipment to be sold totals $105,000 at September 30, 2006 and is included in other current assets on the balance sheet. We expect to complete the sale or disposal of this equipment by the end of 2006.

      Based upon our analysis of net cash flows expected to be realized from our remaining investments in property and equipment in connection with the preparation of the Company's financial statements for the quarter ended June 30, 2006, a $4.9 million impairment loss was recorded at June 30, 2006. The critical estimates in the analysis are our forecast sales and expenses over the next seven years, our ability to sell certain equipment for our estimated fair value in 2006 and our estimated fair value of equipment held for use.

Stock-Based Compensation

      We account for stock-based compensation in accordance with the fair value recognition provisions of SFAS 123R. We use the Black-Scholes-Merton option-pricing model which requires the input of highly subjective assumptions. These assumptions include estimating the length of time employees will retain their vested stock options before exercising them ("expected term"), the estimated volatility of the Company's common stock price over the expected term and the number of options that will ultimately not complete their vesting requirements ("forfeitures"). Changes in the subjective assumptions can materially affect the estimate of fair value of stock-based compensation and consequently, the related amount recognized on the consolidated statements of operations.

Recent Accounting Pronouncements

      In July 2006, the Financial Accounting Standards Board ("FASB") issued Financial Interpretation No. 48, "Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109" ("FIN 48"), which is a change in accounting for income taxes. FIN 48 specifies how tax benefits for uncertain tax positions are to be recognized, measured, and derecognized in financial statements; requires certain disclosures of uncertain tax matters; specifies how reserves for uncertain tax positions should be classified in the balance sheet; and provides transition and interim-period guidance, among other provisions. FIN 48 is effective for fiscal years beginning after December 15, 2006 and, as a result, is effective for us beginning January 1, 2007. The Company does not expect the impact of FIN 48 to be significant to the consolidated financial statements.

      In September 2006, the SEC issued Staff Accounting Bulletin No. 108 (SAB
108). SAB 108 addresses how the effects of prior year uncorrected misstatements should be considered when quantifying misstatements in current year financial statements. SAB 108 requires companies to quantify misstatements using a balance sheet and income statement approach and to evaluate whether either approach results in quantifying an error that is material in light of relevant quantitative and qualitative factors. SAB 108 is applicable for the Company beginning in fiscal year 2007. The Company does not expect the impact of SAB No. 108 to be significant to the consolidated financial statements.

      In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements ("SFAS No. 157"). SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS No. 157 is effective for the Company beginning with fiscal year 2008. The Company is in the process of assessing the effect SFAS No. 157 may have on the consolidated financial statements.

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

                          PART II -- OTHER INFORMATION

Item 1A. Risk Factors

      Except as described below, there have not been any material changes during the quarter ended September 30, 2006 to the risk factors set forth in Part I,
Item 1A in our Annual Report on Form 10-K for the year ended December 31, 2005, as updated in our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2006 and June 30, 2006.

We currently are not in compliance with The Nasdaq Capital Market $1.00 minimum bid price requirement and failure to regain and maintain compliance with this and other continued listing standards could result in delisting and adversely affect the market price and liquidity of our common stock.

      On October 26, 2006, we received a letter from the Nasdaq Stock Market notifying us that the closing price per share of our common stock was above Nasdaq's $1.00 minimum bid price requirement (the "Bid Price Requirement") for 10 consecutive trading days and that, as a result, we had regained compliance with The Nasdaq Capital Market's continued listing criteria. Since that time, however, the closing bid price of our common stock has fallen below $1.00 per share and we have not been in compliance with the Bid Price Requirement since of October 26, 2006. If the deficiency continues for a period of 30 consecutive business days from October 26, 2006, Nasdaq will provide us written notification that we have 180 calendar days to regain compliance with the Bid Price Requirement. To regain compliance, the closing bid price of our common stock has to remain at $1.00 per share or more for a minimum of ten consecutive trading days. If we do not regain compliance within this requisite period, we may be provided an additional 180 days to achieve compliance, if at such time we satisfy all of the initial listing standards for listing on the Nasdaq Capital Market, with the exception of the Bid Price Requirement. If we do not meet the initial listing standards or are not able to achieve compliance with the Bid Price Requirement after the subsequent 180 calendar day period, Nasdaq will provide us written notification that our common stock will be delisted. In such case, we have the right to appeal Nasdaq's delisting determination to a Listing Qualifications Panel.

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

      If our common stock is delisted from The Nasdaq Capital Market, and if we fail to obtain quotation on another market or exchange, then trading in our common stock might also become subject to the requirements of certain rules promulgated under the Securities Exchange Act of 1934, which require additional disclosure by broker-dealers in connection with any trade involving a stock defined as a "penny stock" (generally, any equity security not listed on a national securities exchange or quoted on Nasdaq that has a market price of less than $5.00 per share, subject to certain exceptions). Many brokerage firms are reluctant to recommend low-priced stocks to their clients. Moreover, various regulations and policies restrict the ability of shareholders to borrow against or "margin" low-priced stocks, and declines in the stock price below certain levels may trigger unexpected margin calls. Additionally, because brokers' commissions on low-priced stocks generally represent a higher percentage of the stock price than commissions on higher priced stocks, the current price of the common stock can result in an individual shareholder paying transaction costs that represent a higher percentage of total share value than would be the case if our share price were higher. This factor may also limit the willingness of institutions to purchase our common stock. Finally, the additional burdens imposed upon broker-dealers by these requirements could discourage broker-dealers from facilitating trades in our common stock. As a result, the ability of our shareholders to resell their shares of common stock, and the price at which they could sell their shares, could be adversely affected. The delisting of our stock from the Nasdaq Capital Market would also make it more difficult for us to raise additional capital. Further, if we are delisted we could also incur additional costs under state blue sky laws in connection with any sales of our securities.

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

      To date, of the net offering proceeds, we have used approximately $18.6 million to expand and enhance our manufacturing, research and development and administration facilities, and approximately $67.0 million for working capital and general corporate purposes. The remaining portion of the net offering proceeds has been invested in cash equivalent investments. Our use of the proceeds from the offering does not represent a material change in the use of proceeds described in the prospectus included as part of the Registration Statement.

Item 6. Exhibits

      Exhibits 31.1 and 31.2 are being filed as part of this quarterly report on Form 10-Q. Exhibits 32.1 and 32.2 are being furnished with this quarterly report on Form 10-Q.

      Exhibit
       Number                                Description
      -------                                -----------
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

                                EDEN BIOSCIENCE CORPORATION

Date: November 1, 2006


                                By: /s/ Rhett R. Atkins
                                    --------------------------------------------
                                    Rhett R. Atkins
                                    President and Chief Executive Officer


                                By: /s/ Bradley S. Powell
                                    --------------------------------------------
                                    Bradley S. Powell
                                    Vice President of Finance, Chief Financial
                                    Officer and Secretary
                                    (principal financial and accounting officer)