Form 10-K
period 2006-12-31
EDEN BIOSCIENCE CORP
filed 2007-03-30
CIK 930095

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

___________________

FORM 10-K

___________________

(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

or

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________ .

Commission File Number 0-31499

Eden Bioscience Corporation

(Exact name of registrant as specified in its charter)

Washington	91-1649604
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

11816 North Creek Parkway N., Bothell, Washington	98011-8201
(Address of principal executive offices)	(Zip code)

(425) 806-7300

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Exchange on Which Registered
Common stock, par value $0.0025 per share	The Nasdaq Stock Market

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known-seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes ☐	No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes ☐	No [ X]

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐	No ☒

The aggregate market value of the common stock held by non-affiliates of the registrant, based on the closing sale price on June 30, 2006 as reported on The Nasdaq Capital Market, was $11,762,740.

The number of shares of the registrant’s common stock outstanding as of March 23, 2006 was 8,149,554.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of Eden Bioscience Corporation’s proxy statement for its 2007 Annual Meeting of Shareholders to be filed with the Commission pursuant to Regulation 14A not later than 120 days after December 31, 2006 are incorporated by reference in Part III of this Form 10-K.

EDEN BIOSCIENCE CORPORATION

PART I

Important Information Regarding Forward Looking Statements

This Annual Report on Form 10-K and the documents incorporated herein by reference contain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These statements relate to future events or our future business activity, operations and financial performance. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expect,” “plan,” “intend,” “anticipate,” “believe,” “estimate,” “predict,” “potential” or “continue,” “assume” or other similar expressions, or the negative of those expressions. These forward looking statements are based on the opinions, expectations, forecasts, assumptions and estimates of management and are subject to risks and uncertainties that are difficult to predict. We have identified some of these risks and uncertainties under the headings “Risk Factor” in Item 1A below and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 below. Given these risks and uncertainties, our actual results or the level of activity, performance or achievements expressed or implied by our forward looking statements may differ materially from the expectations of specific results, level of activity, performance and achievements expressed or implied by these statements. You should not place undue reliance on our forward-looking statements, which apply only as of the date of this report. Except as may be required under federal law, we undertake no obligation to publicly update any forward-looking statements in order to reflect new information, events or circumstances after the date of this report, or to reflect the occurrence of unanticipated events.

Unless otherwise indicated, all common stock-related amounts in this report have been adjusted to reflect our one-for-three reverse stock split effective April 18, 2006.

Item 1.	Business.

Recent Events

On February 28, 2007, we completed the sale of our proprietary harpin protein technology and substantially all of the assets related to our worldwide agricultural and horticultural markets to Plant Health Care, Inc. (“PHC”), a subsidiary of Plant Health Care, plc, pursuant to an asset purchase agreement dated as of December 1, 2006 (the “Asset Purchase Agreement”).

Under the terms of the sale, PHC purchased substantially all of our assets and other rights relating to the creation of plant health technology incorporating harpin proteins and the manufacture of biopesticide, plant health and nutrient products utilizing harpin protein technology. These assets included our core harpin protein technology, including our license agreement with the Cornell Research Foundation, our manufacturing equipment and our entire inventory of products designated for the agricultural and horticultural markets. The assets sold to PHC are collectively referred to in this Annual Report as the “Harpin Protein Technology.” PHC assumed certain liabilities of Eden Bioscience at closing, including all of our obligations under our office and manufacturing facility lease and under our license with the Cornell Research Foundation.

We retained our cash, accounts receivable and assets relating to our home and garden business, consisting primarily of our inventory of harpin protein-based products designated for the home and garden market. As part of the closing, we entered into a license and supply agreement with PHC, pursuant to which we have the exclusive right to sell harpin protein-based products for the protection of plants and seeds and the promotion of overall plant health to the general public, to resellers or businesses that offer our harpin protein-based products to the general public and to businesses that incorporate harpin protein-based products into existing or new products to be sold to the general public. In this Annual Report, we collectively refer to this business as our “Home and Garden Business,” to this market as the “Home and Garden Market” and to these products as our “Home and Garden Products.” We retained all liabilities associated with our Home and Garden Business and all liabilities associated with the Harpin Protein Technology that occurred or existed prior to the closing which were not assumed by PHC.

The adjusted purchase price for the Harpin Protein Technology assets was $2.2 million, $1.5 million of which we received at closing. The balance of $700,000 is evidenced by a promissory note delivered to us by PHC. The promissory note, which is payable in full on December 28, 2007, has an interest rate of 5% per annum and, pursuant to a security agreement and patent and trademark security agreement dated as of February 28, 2007, is secured by a first priority security interest in the equipment and certain intellectual property and other assets acquired by PHC in the transaction. PHC’s payment obligations under the promissory note are guaranteed by PHC’s indirect parent, Plant Health Care plc, pursuant to a guaranty dated February 28, 2007. The amount payable to us under the promissory note may be reduced, up to the full principal amount of the note, if we become obligated to make indemnification payments to PHC or Plant Health Care plc under the Asset Purchase Agreement. We plan to use the net proceeds of the sale for general working capital purposes

1

related to our Home and Garden Business and to explore whether there may be opportunities to realize potential value from our remaining business assets, primarily our tax loss carryforwards.

Pursuant to the Asset Purchase Agreement, we entered into a noncompetition covenant, whereby we agreed not to engage in or own or control any interest (except as a passive investor of less than 5% of the outstanding equity interests of a public company) in any entity that directly competes with PHC’s Harpin Protein Technology business until after February 28, 2009. The Asset Purchase Agreement specifically provides that our Home and Garden Business is not deemed to compete with PHC’s Harpin Protein Technology business. The noncompetition covenant also does not apply to any future activities undertaken by us relating to the development, testing, manufacture, sale and/or distribution of synthetic chemistry pesticides for or in the worldwide agricultural, horticultural and retail markets.

Overview

As a result of the sale of our Harpin Protein Technology, our Home and Garden Business is the only continuing portion of our operations and will be our primary source of revenue in 2007. Our Home and Garden Business has a limited operating history and has generated only limited revenue to date. For the year ended December 31, 2006, our Home and Garden Business generated revenue of $385,000, which accounted for approximately 10% of our net revenue for the year. We have no current intention of making substantial additional investments in our Home and Garden Business. Our business strategy is to use any revenue generated by our Home and Garden Business to support our continued operations while we explore whether there may be opportunities to realize potential value from our remaining business assets, primarily our tax loss carryforwards. The strategy is extremely speculative and subject to a large number of risks and uncertainties including those set forth under the heading “Risk Factors” and elsewhere in this report.

Our Home and Garden Products are marketed under the umbrella brand Messenger®. We currently sell two harpin protein-based products in the Home and Garden Market, Messenger® and Messenger® Seed Treatment. We plan to introduce our newest Home and Garden Product during the second quarter of 2007, which will be called MightyPlant with Messenger Gold. We believe that our current inventories of Messenger, Messenger Seed Treatment and MightyPlant with Messenger Gold are sufficient to support our anticipated sales of those products through 2007. Thereafter, we expect to acquire all of harpin proteins and harpin protein-based products for our Home and Garden Business from PHC pursuant to our exclusive license and supply agreement with PHC, the terms of which are described in more detail below.

Prior to February 28, 2007, Eden Bioscience was a plant technology company that marketed a line of products based on our proprietary Harpin Protein Technology and manufacturing process. These products were used in agricultural and horticultural production, with more limited use in the Home and Garden Market, to enhance plant health and improve overall plant production and output quality. Prior to the sale of our Harpin Protein Technology in the first quarter of 2007, we developed, manufactured and commercialized Messenger, which contained our first generation protein, harpinEA; Messenger STS, an improved formulation of Messenger; employ™ and MightyPlant, a line of products designed especially for the plant nutrition market; N-Hibit™, a seed treatment designed to reduce nematode damage in large acreage crops; and ProAct, a product designed to enhance yield in row crops.

Historically, the primary target for our harpin-based protein products has been the commercial agricultural market, which we entered with the introduction of Messenger in the United States and Mexico in 2000 and Spain in 2004. In 2005, we introduced N-Hibit, ProAct and MightyPlant products in the U.S. agricultural market and, expanded agricultural sales of our Messenger products into Turkey, Greece, South Africa, and Asian markets. We began limited marketing of Messenger to the Home and Garden Market in 2003, initially in the Pacific Northwest and Northeastern regions of the Unites States, with expansion into the Southeastern region in 2005.

We were incorporated in the State of Washington in 1994. Since our inception, we have incurred significant operating and net losses and negative cash flow and sales of our harpin-based products in the agricultural and horticultural markets have been lower than expected. We incurred net losses of $9.4 million in 2006, $10.9 million in 2005, $8.9 million in 2004 and $11.2 million in 2003. As of December 31, 2006, we had accumulated approximately $115.8 million of net operating loss carryforwards for federal income tax purposes, which expire between 2009 and 2026, and net operating loss carryforwards in 19 U.S. States that range between $12.5 million to $2,000 per state and expire between 2007 and 2026. Our total U.S. general business credit carryforwards were approximately $1.4 million and expire between 2013 and 2026. We have also accumulated approximately $1.4 million of net operating loss carryforwards in Mexico that expire between 2011 and 2016 and approximately $7.0 million in France, of which $4.2 million expires in 2007 and 2008 and $2.8 million does not expire.

During the end of 2005 and early 2006, as we faced concerns regarding liquidity and operating losses, we determined that we would require a minimum of $6.0 million in revenue in 2006 to meet objectives for our continuing operations. Achieving $6.0 million in revenue would have required strong sales growth in three major markets: the U.S. agricultural market, Spain and the U.S. Home and Garden Market. During the first quarter of 2006, sales in the U.S. agricultural market were strong, but sales in the U.S. Home and Garden Market were not growing as quickly as expected and sales in Spain were significantly below expectations. In August 2006, we announced our financial results for the second quarter of 2006 and reported that our actual sales and growth rates for the first half of 2006 were significantly lower than we expected. As a result, we reported that the carrying value of our long-lived assets exceeded our estimated future undiscounted cash flows expected from the use of those assets. We concluded that a charge for impairment to our property and equipment was required, and a $4.9 million impairment loss was recognized at June 30, 2006 to write the assets down to their estimated fair value. We further reported that the continued poor sales performance of Messenger was not producing the results we needed for success and did not support our current business model and that our board of directors was examining strategic alternatives for the future. This included exploring whether PHC and any other companies might be interested in acquiring Eden Bioscience or our assets.

On December 1, 2006, our board of directors unanimously approved the sale of the Harpin Protein Technology to PHC pursuant to the terms of the Asset Purchase Agreement and recommended approval of the sale by our shareholders. The board believed that the sale of our Harpin Protein Technology would:

•

allow us to realize a value for the Harpin Protein Technology business that we could not realize by continuing to operate the business, when taking into account all the circumstances of the sale, including the purchase price, the resulting reduction of operating losses and liabilities, and our prospects for continued operation of the business;

•	significantly reduce our operating losses and liabilities, as well as the cash requirements of operating our Home and Garden Business; and
•

provide us with additional cash, from the proceeds of the sale, to continue our Home and Garden Business and to explore whether there may be opportunities to realize potential value from our remaining business assets, primarily our tax loss carryforwards.

On that date, the board also approved a plan to substantially reduce our administrative, marketing, sales, manufacturing and development personnel to approximately six employees by December 31, 2006, with the possibility of additional personnel cuts in the future. The majority of these employees were hired by PHC in December 2006. Dr. Rhett Atkins, our Chief Executive Officer and President, resigned from those positions effective December 15, 2006 as part of the reduction in force. Dr. Atkins continues to serve as a director of the company and provided us consulting services in connection with operational issues. Our board appointed Bradley S. Powell, our Vice President of Finance and Chief Financial Officer, to serve as our new President effective December 15, 2006.

Our shareholders approved the sale of the Harpin Protein Technology at a special meeting held on February 26, 2007 and the sale closed on February 28, 2007.

Our Business Strategy

Our current business strategy is to use any revenue generated from our Home and Garden Business to support our continued operations while we explore whether there may be opportunities to realize potential value from our remaining business assets, primarily our tax loss carryforwards. This strategy is extremely speculative and subject to a large number of risk and uncertainties, including those set forth in this report. Strategies for realizing value from our tax loss carryforwards and remaining business assets may include pursuing acquisitions intended to increase revenues and generate net income. Although we do not currently have specific plans to do so, we may in the future commit resources to such acquisitions or other alternative opportunities.

We have conducted only limited preliminary analysis of our ability to utilize our tax loss carryforwards and have drawn no final conclusions about the viability of this strategy. In order to confirm whether there are opportunities to realize potential value from our tax loss carryforwards, we intend to engage legal and accounting professionals in 2007 to validate the underlying assumptions related to our tax loss carryforwards and analyze and provide advice on the options that may be available to preserve and maximize the potential use of our deferred tax assets, as well as on potential limitations and risks of such utilization strategy. This will be an expensive and time consuming process, and we may not be able to generate sufficient revenue from our Home and Garden Business or otherwise attract sufficient capital to support the process for its duration. Additionally, we have no assurance that, once we have completed and evaluated the information and analyses provided by our advisors, we will conclude that the potential utilization of our tax loss carryforwards is in the best interests of our company and our shareholders. If we make a determination to pursue a specific business plan for the utilization of our tax loss carryforwards, we have no assurance that such plan be successfully implemented or will result in any increase in shareholder value.

Our ability to generate revenue from our Home and Garden Business depends on the successful commercialization of three Home and Garden Products: Messenger, Messenger Seed Treatment and MightyPlant with Messenger Gold the latter of which we plan to introduce into the Home and Garden Market during the second quarter of 2007. Our Home and Garden Business has a limited operating history and has generated limited revenue to date. We do not currently intend to significantly increase our investment toward the development of our Home and Garden Business. Moreover, although we may invest in other businesses or technologies in the future, we have no current specific plans to do so at this time. The prospects of our Home and Garden Business must be considered in light of the risks, uncertainties, expenses and difficulties frequently encountered by companies in their early stages of development, including our potential inability to:

• obtain timely access to adequate and cost-effective supplies of harpin proteins and harpin protein-based products;

• attract and retain customers, particularly in light of uncertain economic conditions and the seasonality of our product use;

• establish awareness of our Home and Garden Business and Home and Garden Products;

• expand current and develop new distribution channels to sell products in the Home and Garden Market;

• obtain and maintain required regulatory approvals;

• develop additional strategic partnerships to facilitate our marketing and sales efforts; and

• respond to the rapidly changing market for plant protection and yield enhancement products.

If we do not successfully address these and other risks described in this report, we may not realize sufficient revenue or net income to reach or sustain profitability or continue operations. If we fail to generate sufficient sales from our Home and Garden Business to cover our operating costs, our business operations and prospects, including our ability to explore whether there may be opportunities to realize potential value from our remaining business assets, primarily our tax loss carryforwards, will be adversely affected, creating substantial doubt about our ability to stay in business.

To date, sales of our Home and Garden Products have been generated primarily through distributors and our website based on positive word-of-mouth from current users, and we have not invested significant resources in marketing or distributing these products. We expect to continue to generate a significant portion of our sales in the Home and Garden Market through distributors and our website based on positive word-of-mouth.

Our Harpin Protein-Based Home and Garden Products

Harpins are naturally occurring proteins produced by disease-causing bacteria that attack plants. Harpin proteins are not part of the destructive disease complex, but instead serve the beneficial purpose of alerting plants to the fact that they are under attack. Harpin proteins activate signaling receptors present in all plants. This warning signal is transmitted throughout the plant and turns on the plant’s intrinsic ability to protect itself by deploying both growth and defense responses. Our harpin-based products provide harmless yet potent signal-inducing harpin proteins and protein extracts, which trigger beneficial responses designed to protect plants, to help plants grow through stress, to improve plants’ uptake of nutrients, and to enhance the overall level of plant health. Harpin-based products rapidly biodegrade, do not persist on the plant or in the environment, nor do they leave any detectible residue.

We currently market two harpin protein-based products in the Home and Garden Market pursuant to an exclusive license and supply agreement with PHC: Messenger and Messenger Seed Treatment. We plan to introduce our newest active ingredient in the Home and Garden Market during the second quarter of 2007. This product will be called MightyPlant with Messenger Gold. Our harpin protein-based products are either water-soluble granules or powders that are topically applied or that are water insoluble powders used as seed treatments. We believe, based on numerous field trials we have conducted, that our Home and Garden Products provide the following advantages:

•   Low dosage and quick activation of plant systems. Generally, only one teaspoon of Messenger is required to treat 1,000 square feet of plant material. Upon application, harpin proteins quickly initiate the activation of the plant’s growth and stress-defense systems, with full activation occurring within three to five days. The quick response to harpin protein reduces the need for re-application when rainfall occurs shortly after application.

•   Simple application. Messenger products can be applied using standard equipment and a variety of simple application methods, such as direct foliar sprays, seed treatments and soil drenches. In contrast to many traditional plant treatments, which generally require that each individual plant leaf be sprayed, it is not necessary to spray the entire plant for harpin proteins to be effective.

Product Safety

Independent toxicology studies, in-house laboratory tests and prior field-testing demonstrate that our Home and Garden Products are nontoxic to humans and the environment. The following is a summary of the human health and environmental safety attributes of our products:

•   Negligible human dietary and environmental exposure. There is no human dietary or environmental exposure to Messenger products resulting from application of the products. Product residues on treated plants are rapidly degraded by sunlight, rain and microorganisms and are undetectable within three to ten days following application, even when applied at rates far above our recommended application rates.

•   Safe for animals. The U.S. Environmental Protection Agency ("EPA") requires that toxicology studies be conducted to evaluate the impact of products on selected animals. The EPA-required mammalian toxicology testing placed Messenger products in the EPA’s “Toxicity Category III or IV,” designations reserved for materials with lower hazard potential. Unlike many plant protection and yield enhancement products, Messenger products require no label warnings or special use restrictions to protect animals.

•   Nontoxic to plants. Messenger products have not been observed to cause phytotoxicity or any other adverse effects in plants during the course of thousands of field trials conducted on a variety of plants under a wide range of environmental conditions. Also, we have not observed any adverse effects attributable to Messenger products in numerous controlled laboratory studies to evaluate their effects on seedling germination and emergence.

Sales, Marketing and Distribution

We began a limited marketing of Messenger to the Home and Garden Market in March 2003, with the introduction of Messenger, primarily for use on roses. At that time, our Home and Garden Business was a small segment of our overall operations. In 2004, we created an expanded marketing plan concentrating our Home and Garden efforts in the Pacific Northwest and the Northeastern regions of the United States, and introduced our MightyPlant product in a test market. At that time, we also began concentrating on acquiring endorsements of our Home and Garden Products from leading authorities that test and advise gardeners regarding the use and expected results from new product introductions. In 2005, we significantly increased resources allocated to the Home and Garden Market and expanded our efforts to include the Southeastern US in our target areas. This increase in advertising and marketing did result in additional Home and Garden Product revenues; however, such revenues were significantly below our expectations. In 2006, we reduced resources allocated to the Home and Garden Business and concentrated our efforts on radio advertising, society endorsements and the introduction of Messenger Seed Treatment in the Home and Garden Market.

During 2007, we plan to carry out a limited radio and print advertising and public relations program. Our radio campaign will target well-recognized gardening programs broadcasting in larger markets, such as Ralph Snodsmith’s garden program in New York, which is nationally syndicated, Paul Parent’s garden program in New England, and Mallory Gwynn’s garden program the Pacific Northwest. Our print advertising program will cover approximately 126,000 specialty growers affiliated with targeted organizations such as the American Rose Society, the American Dahlia Society, the American Hemerocallis Society and the National Garden Club. We plan to initiate advertising and public relations programs in three new markets – Texas, Florida and Wisconsin – to build on existing positive word-of-mouth momentum.

We currently have two full-time employees that focus on marketing our Home and Garden Products. Sales of our products in the Home and Garden Market to date have been primarily generated through distributors and our website based on positive word-of-mouth from current users. We do not intend to significantly increase our investment toward the development of our Home and Garden Business and expect that a significant portion of our sales in the Home and Garden Market will continue to be from distributors and our website and generated through word-of-mouth.

We have engaged several independent distributors and retailers for the distribution and sale of our Home and Garden Products and are continuing to develop our distribution network. We currently have approximately eight key distributors of our Home and Garden Products.

Due to the growing seasons in the United States, we expect usage of our Home and Garden Products to be highly seasonal. Based on the recommended application timing, we expect the second quarter to be the most significant period of use. Our Home and Garden Product sales to distributors are also expected to be seasonal. However, actual timing of orders received from distributors will depend on many factors, including the amounts of our products in distributors’ inventories.

Product Supply; License and Supply Agreement with PHC

As of February 28, 2007 and in connection with the sale of our Harpin Protein Technology, we ceased all product development and manufacturing activities. We believe that our current inventories of Messenger, Messenger Seed Treatment and MightyPlant with Messenger Gold are sufficient to support our anticipated sales of those products through 2007. Thereafter, we expect to acquire all harpin proteins and harpin protein-based products for our Home and Garden Business from PHC pursuant to our exclusive license and supply agreement with PHC. Under this agreement, PHC granted us an exclusive worldwide right and license to sell harpin protein-based products in the Home and Garden Market, as well as a royalty-free, exclusive non-transferable worldwide license to use the Messenger, MightyPlant and Harp-N-Tek trademarks in connection with our advertising, promotion, distribution and sale of such products.

The agreement provides that PHC will supply us with harpin proteins and harpin protein-based products in quantities requested by us through purchase orders submitted pursuant to the license and supply agreement, at a price equal to 80% of PHC’s actual U.S. agricultural distributor price. We do not expect to purchase any materials from PHC in 2007. PHC warrants that the products supplied under the license and supply agreement will comply with our specifications and applicable laws and regulations and are free of defects in workmanship and materials. Subject to certain conditions, PHC must replace or credit us for any products that do not comply with the warranty, which is our sole remedy for any such breach of warranty.

In the event that PHC is unable or unwilling to provide us with requested products, we may declare a “failure of supply” (as defined in the license and supply agreement) and select and qualify a second source to provide us harpin proteins and harpin protein-based products. PHC has granted us a license in the license and supply agreement to use its intellectual property and regulatory approvals solely to make or have made by a second source for us, and to use, distribute, sell or otherwise commercialize, harpin proteins and protein-based products for our Home and Garden Business after the occurrence of a failure of supply.

Both parties agree to take commercially reasonable efforts to prevent disclosure of confidential information exchanged pursuant to the license and supply agreement. Both parties agree to indemnify and hold harmless the other party for any claims arising from its own actions or omissions, excluding payment of consequential or punitive damages. Subject to certain exceptions, the parties’ liability to each other will not exceed the aggregate fees paid by us to PHC in the six months preceding the event giving rise to the liability. The license and supply agreement continues until expiration of the last U.S. or foreign patent relating to the products held or acquired by PHC in connection with the sale. The exact date of expiration of these patents and any patents that issue on patent applications will vary depending on when such patents issue and other factors, but is currently projected to occur in or about 2018. Thereafter, the license and supply agreement will automatically extend for consecutive additional five-year periods, unless we elect to terminate the license and supply agreement at our sole option.

We may assign the license and supply agreement to any party that acquires the Home and Garden Business if such party agrees to assume our obligations under the license and supply agreement. PHC may also assign its obligations under the license and supply agreement, however, if PHC assigns any part of its business or obligations under the agreement in a manner that prevents us from having an adequate supply of harpin proteins or harpin protein-based products, such event will be deemed a failure of supply under the license and supply agreement.

As we no longer develop or manufacture our Home and Garden Products, we rely entirely on PHC to manufacture and provide sufficient quantities and quality of our harpin proteins and harpin protein-based products on a timely basis for sale in the Home and Garden Market. For discussion of the risks relating to the license and supply agreement, our sole source of supply and our Home and Garden Business generally, see Item 1A of this Annual Report entitled “Risk Factors.”

Patents and Proprietary Rights

As part of the sale of our assets, we transferred to PHC all of our patents, patent applications, trademarks, license agreements and other intellectual property relating to the Harpin Protein Technology. We also transferred to PHC all of our rights under our license agreement with the Cornell Research Foundation, pursuant to which we had been granted worldwide exclusive rights to Cornell University’s technology relating to harpin proteins and related genes.

Our Home and Garden Products are now covered by U.S. and foreign patents and patent applications owned by PHC or Cornell University. These patents include claims for the harpin family of proteins generally, for various specific harpins, and for the use of harpin proteins to impart disease or insect resistance or to enhance plant growth or improve yields. Patent applications of PHC and Cornell University include claims to several specific harpin proteins, methods to apply harpin proteins to seeds and the use of harpin proteins to prevent post-harvest disease in fruits and vegetables and desiccation in ornamental cuttings.

As described above, PHC has granted us an exclusive worldwide right and license to acquire sell harpin protein-based products for the protection of plants and seeds and the promotion of overall plant health in the Home and Garden Market. We believe these rights and licenses preclude our competitors and other entities, including PHC, from using or selling harpin protein-based products covered under the patents, as they are now issued or may issue in the future, in the Home and Garden Market to impart disease or insect resistance or enhance plant growth.

Patent law is still evolving relative to the scope and enforceability of claims in the field in which we operate. The protection of our license or the underlying patents and patent applications that have been licensed to us is highly uncertain and involves complex legal and technical questions for which legal principles are not firmly established. Our license and supply agreement and the patents and patent applications belonging to PHC and Cornell University may be insufficient to protect the technology underlying our products in the Home and Garden Market.

Messenger®, Messenger® STS, MightyPlant® and Harp-N-Tek® are registered trademarks of PHC in the United States and other foreign countries. We have been granted, pursuant to the license and supply agreement described above, a royalty-free, exclusive non-transferable license to use the Messenger, MightyPlant and Harp-N-Tek trademarks in connection with our advertising, promotion, distribution and sale of such products in the Home and Garden Market.

Government Regulation and Registration

Messenger products that are labeled for use as pesticides are regulated by the EPA under the Federal Insecticide, Fungicide, and Rodenticide Act (“FIFRA”) and under the Federal Food, Drug, and Cosmetic Act (“FFDCA”). The EPA has determined that these products are biochemical pesticides, a subset of biopesticides. Compared to traditional chemical pesticides, biopesticides are generally subjected to significantly fewer data requirements to support registration under FIFRA. During 2000 to 2003, EPA granted registration for the full commercial use of several harpin protein-based products, including Messenger, Messenger STS, and other alternate brand name products and formulations. Now that Messenger and Messenger STS and other alternate brand name products are registered by the EPA, the Food and Drug Administration is responsible for monitoring and enforcing the exemption from tolerance.

We are required to obtain regulatory approval from certain state and foreign regulatory authorities before we market our Home and Garden Products in those jurisdictions. Prior to our sale of the Harpin Protein Technology, we obtained authorization to manufacture and sell Messenger® for Home and Garden use in all 50 states. In California, we obtained authorization to manufacture and sell Messenger for the Home and Garden Market for use on citrus, strawberries, grapes and fruiting vegetables (tomato, pepper and eggplant) for disease management. All EPA (Federal) registrations were transferred to PHC in connection with the sale of our Harpin Protein Technology, while state registrations and permits are not transferable. We currently sell our Home and Garden Products under an 18-month grace period during which we may continue to sell our Home and Garden Products in those jurisdictions for which we previously had obtained authorization. Thereafter, we intend to register and obtain our own regulatory approvals under the EPA’s “me too” or third party registration process and will subsequently register our Home and Garden products in the States and other jurisdictions, as necessary.

Our Home and Garden Products are subject to continuing review by the EPA, state and/or foreign jurisdictions and extensive regulatory requirements. The EPA or the applicable regulatory body in any of these jurisdictions could at any time revoke these registrations, fail to grant us additional registrations, or impose limitations on the use of harpin protein-based products upon receipt of newly discovered information, including a failure or inability to comply with regulatory requirements or the occurrence of unanticipated problems with the product.

Pursuant to the license and supply agreement, PHC has agreed to maintain in certain jurisdictions, as specified within the license and supply agreement, all regulatory approvals with the EPA relating to our Home and Garden Products. Failure of PHC to secure and maintain applicable EPA approvals or otherwise comply with applicable regulations could adversely affect or interrupt our sole source of supply of Home and Garden Products. For further discussion of risks associated with our license and supply agreement and our Home and Garden Business generally, see Item 1A of this Annual Report entitled “Risk Factors.”

Competition

The market for home and garden plant protection and plant health products is intensely competitive, rapidly changing and undergoing consolidation. The plant health industry is dominated by multinational chemical and pharmaceutical companies, including The Scotts Miracle-Grow Company, Syngenta AG, BASF AG and Bayer AG. All of these companies have substantially greater financial, technical, distribution and marketing resources than we do. Competition is based primarily on price and efficacy. In addition, attracting and retaining qualified personnel, developing production and marketing expertise, developing proprietary products or processes and obtaining regulatory approvals on a timely basis are essential to establishing a competitive market position.

Many of the large chemical pesticide companies are also developing products that they believe are less environmentally harmful than traditional chemical pesticides and that may directly compete with our current or any future Home and Garden Products. Syngenta AG, a large multinational company, manufactures a product that is designed to induce disease-resistant systems in plants. Other small companies may also prove to be significant competitors, particularly through collaborative arrangements with large and established companies. Furthermore, academic institutions, government agencies and other public and private research organizations may also conduct research, seek patent protection and establish collaborative arrangements for discovery, research, development and marketing of products similar to ours.

We expect competition within the plant protection and plant health industry to intensify as regulatory pressures on traditional chemical solutions increase. We believe this will occur as advances in plant protection and disease resistance technologies become more widely known. Many of our current and prospective future competitors have significantly more capital, research and development, regulatory, manufacturing, distribution, sales, marketing, human and other resources than we do. As a result, they may be able to devote greater resources to the promotion and sale of their products, receive greater resources and support from independent distributors, initiate or withstand substantial price competition or take advantage of acquisition or other opportunities more readily. Furthermore, large chemical and pharmaceutical companies have a more diversified product offering than we do, which may give them an advantage in meeting customer needs by enabling them to offer integrated solutions to plant protection and plant health in the Home and Garden Market.

Employees

As of March 23, 2007, we employed five full-time employees located at our facility in Bothell, Washington. Of these employees, one is in manufacturing and facilities, two in home and garden sales and marketing and two in management and administration. Our employees are not covered by any collective bargaining agreements. We believe relations with our employees are good.

Available Information

Our financial statements for the three years ended December 31, 2006 are included in Item 8 of this Annual Report on Form 10-K. Through our Internet website at www.edenbio.com, we provide free access to our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports as soon as reasonably practicable after such material is electronically filed with or furnished to the Securities and Exchange Commission. The information contained on our website in not incorporated herein by reference and should not be considered part of this Annual Report. The following corporate governance materials are also available on our website:

•	Audit Committee, Compensation Committee, and Nominating and Corporate Governance Committee Charters;
•	Code of Conduct applicable to all directors, officers and employees of Eden Bioscience; and
•	Code of Ethics for our President and Chief Financial Officer.

A copy of these materials will be mailed to you upon request to Eden Bioscience Corporation, Investor Relations, 11816 North Creek Parkway N., Bothell, WA 98011-8201. If we waive any material provision of our Code of Ethics for our President and Chief Financial Officer or substantively change the Code of Ethics, we will disclose that fact on our website within four business days.

Executive Officers and Directors

The following table sets forth certain information regarding our executive officers and directors as of March 14, 2007:

Name	Age	Position
Bradley S. Powell	46	President, Chief Financial Officer and Secretary
William T. Weyerhaeuser	63	Chairman of the Board of Directors
Rhett R. Atkins	53	Director
Gilberto H. Gonzalez	59	Director
Roger M. Ivesdal	62	Director
Jon E. M. Jacoby	68	Director
Albert A. James	75	Director
Agatha L. Maza	67	Director
Richard N. Pahre	66	Director

Bradley S. Powell was appointed President on December 15, 2006. He currently serves as our President, Chief Financial Officer and Secretary. He served as our Interim President from November 2001 to June 2002, and has served as Secretary since June 2000 and as Chief Financial Officer and Vice President of Finance since July 1998. From March 1994 to July 1998, he served as Vice President and Corporate Controller of Omega Environmental, Inc., a provider of products and services to owners of underground storage tanks. In 1983, Mr. Powell joined KPMG Peat Marwick, an international public accounting firm, as a certified public accountant and, from 1990 to March 1994, as a Senior Audit Manager. Mr. Powell received a B.S. degree from Central Washington University.

William T. Weyerhaeuser, Ph.D. has served as Chairman of the Board of Directors since November 2001 and as one of our directors since May 1998. Dr. Weyerhaeuser was in private practice as a clinical psychologist from 1975 to 1999. From May 1993 to June 1994, he served as President of Rock Island Company, a private investment company, and from July 1994 to June 1998 as its Chairman of the Board and Chief Executive Officer. Dr. Weyerhaeuser currently serves as the Vice Chairman of the Board of Directors of Potlatch Corporation, a public timber and paper products company, and as Chairman of the Board of Directors of Columbia Banking System, Inc., a public financial institution. Dr. Weyerhaeuser also currently serves as a director of several privately held companies and foundations. Dr. Weyerhaeuser received a B.A. degree from Stanford University, an M.A. degree from Fuller Theological Seminary and a Ph.D. degree from the Fuller Graduate School of Psychology.

Rhett R. Atkins, D.B.A. has served as one of our directors since June 2002. He served as our President and Chief Executive Officer from June 2002 to December 2006. Dr. Atkins is currently managing member of Agriprax LLC, an agriculture consulting firm. From January 2001 to June 2002, Dr. Atkins was President of Palmetto Ag Inc., a retail provider of seed and chemical crop inputs. From September 1991 to December 2000, Dr. Atkins worked for Micro Flo Company, an agricultural chemical production company, in various executive positions related to sales, marketing and research and development. From 1981 to 1991, Dr. Atkins worked for BASF, a chemical company, in sales and marketing. Dr. Atkins received a B.S. degree from Clemson University, an M.B.A. degree from Campbell University and a D.B.A. degree from Nova Southeastern University.

Gilberto H. Gonzalez has served as one of our directors since February 2003. Mr. Gonzalez currently serves as Chairman of Evergreen Business Group, LLC, a company involved in real estate marketing, investing and development, and as Chairman of Select Capital Group, a financial services company. Beginning in 1970, Mr. Gonzalez has worked in the agricultural chemical business in various executive capacities in sales and marketing. Most recently, Mr. Gonzalez served as Executive Vice President of Micro Flo Company, an agricultural chemical production company, from 1991 to 1999, and Regional Sales Manager from 1985 to 1989. From 1970 to 1985, Mr. Gonzalez worked for Helena Chemical Company, a distributor of chemical products for the agricultural industry, in a variety of managerial roles, most notably Division Manager of the Midwest and Northcentral Divisions, and as Director of the Andean Block for Vertac International, an international division of Helena Chemical Company. Mr. Gonzalez received a B.S. degree in Agricultural Business and Economics from Texas A&M University.

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

Jon E. M. Jacoby has served as one of our directors since February 1999. Mr. Jacoby currently is Vice-Chairman and Senior Principal of The Stephens Group LLC, a private family-owned investment firm. Until his retirement in October 2003, Mr. Jacoby worked in various capacities since 1963, most recently as Vice-Chairman and member of the Executive Committee, for Stephens Inc. and SF Holding Corp. (formerly Stephens Group, Inc.), collectively engaged in investment banking and other business activities. He is also a director of Delta & Pine Land Company, an agricultural products company; Power-One, Inc., a power supplies manufacturer; and Conn’s Inc., retail stores specializing in electronics. Mr. Jacoby received a B.S. degree from the University of Notre Dame and an M.B.A. degree from Harvard Business School.

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

Richard N. Pahre has served as one of our directors since February 2003. Mr. Pahre is a certified public accountant and, effective December 31, 2002, retired as a partner of Moss Adams LLP, a public accounting firm that provides services to a wide-range of public and private clients. From February 1977 to December 2002, Mr. Pahre served as an audit partner of Moss Adams LLP. Since February 2005, Mr. Pahre has served as a Director of CityBank, a public commercial bank, headquartered in Lynnwood, Washington. Since 1993, Mr. Pahre has served on the Board of Directors and as Treasurer (non-executive) of Seattle Goodwill, a nonprofit organization. Mr. Pahre received a B.A. degree in accounting from the University of Washington.

Item 1A.	Risk Factors

You should carefully consider the risk factors described below, together with all of the other information included in this Annual Report on Form 10-K. The risks and uncertainties described below are not the only ones facing our company. Additional considerations not presently known to us or that we currently believe are immaterial may also impair our business operations. If any of the following risks actually occurs, our business, financial condition or operating results could be materially and adversely affected, the value of our common stock could decline and you may lose all or part of your investment.

Factors That May Affect Our Business, Future Operating Results and Financial Condition

Risks Related to Our Home and Garden Business

Our business is dependent on the success of our Home and Garden Business, which has a limited operating history, has generated only limited revenue to date and in which we do not currently expect to substantially increase our investment.

On February 28, 2007, we completed the sale of all of our Harpin Protein Technology to PHC. Following the sale, we retained only our cash, accounts receivable, tax attributes and assets related to our Home and Garden Business, primarily our inventory of harpin protein-based products designated for the Home and Garden Market. In connection with the sale, PHC granted us the exclusive license and right to sell harpin protein-based products in the Home and Garden Market. In selling our Harpin Protein Technology, we sold all of our technology and our most significant source of revenue. The Harpin Protein Technology represented approximately 90% of our total net revenue in each of the years ended December 31, 2006 and 2005.

Our future operations are dependent upon the success of our Home and Garden Business. Our Home and Garden Business has a limited operating history and has had only limited revenues to date. We generated revenue from our Home and Garden Business of $385,000 in 2006, $391,000 in 2005 and $200,000 in 2004. Due to our limited experience operating our Home and Garden Business, we have limited ability to forecast future demand for Home and Garden Products and limited financial data upon which you may evaluate our Home and Garden Business and its prospects. The gross margins in our Home and Garden Business may be reduced, as compared to margins prior to the sale, due to the cost of purchasing harpin protein-based products from PHC under the terms of the license and supply agreement described above. We do not currently intend to significantly increase our investment toward the development of our Home and Garden Business, and we cannot provide any assurance that our Home and Garden Products will achieve greater market acceptance. Moreover, although we may invest in other businesses or technologies in the future, we have no current specific plans to do so at this time. If we are not successful in operating our Home and Garden Business, our results of operations and financial condition, as well as our ability to explore whether there may be opportunities to realize potential value from our remaining business assets, primarily our tax loss carryforwards, will be adversely affected and ultimately may be unsuccessful.

If PHC does not perform its obligations under the promissory note issued in connection with the sale of our Harpin Protein Technology and if Plant Health Care plc does not perform its obligations under the guaranty, we may not receive some or all of the deferred consideration payable by PHC under the Asset Purchase Agreement, which could adversely affect our operations.

We currently hold a secured promissory note from PHC for $700,000 of the total $2.2 million purchase price payable to us in connection with PHC’s purchase of our Harpin Protein Technology. The promissory note, which matures on December 28, 2007, has an interest rate of 5% per annum and is secured by a first priority security interest in the equipment and certain intellectual property and other assets acquired by PHC in the transaction pursuant to a security agreement and patent and trademark security agreement. The amount payable under the promissory note may be reduced, up to the full principal amount of the note, if we are obligated to make any indemnification payments to PHC under the terms of the Asset Purchase Agreement. For example, an indemnification claim by PHC could result if PHC suffers any damages arising out of the inaccuracy of any of our representations about our Harpin Protein Technology or if we fail to comply with a covenant or other agreement in the Asset Purchase Agreement. The payment of any such indemnification obligations could adversely impact our cash resources and our ability to conduct our remaining operations and to explore whether there may be opportunities to realize potential value from our remaining business assets, primarily our tax loss carryforwards.

PHC’s payment obligations under the promissory note are guaranteed by PHC’s indirect parent, Plant Health Care plc. We have no assurance that PHC can or will perform its payment and other obligations under the promissory note and the security agreement, or that, in the event that PHC defaults on its obligations, that Plant Health Care plc can or will perform its obligations under the guaranty. Based on our review of publicly available consolidated financial statements of Plant Health Care plc, that company has reported a loss and negative cash flow from operating activities for the year ended December 31, 2005 and the six months ended June 30, 2006. We believe PHC may not be able to pay the promissory note solely from operating cash flow and may therefore be required to raise additional funds to satisfy the promissory note. If PHC is unable or unwilling to perform its obligations under the promissory note and the security agreement and Plant Health Care plc is unable or unwilling to perform its obligations under the guaranty, our receipt of the full amount of the purchase price payable under the Asset Purchase Agreement may be delayed or may not be collectible at all. Additionally, we may incur significant legal fees in pursuing collection of the promissory note and in enforcing our rights and remedies under the security agreement, including the costs associated with retaking possession of the collateral and selling, leasing, transferring or otherwise disposing of the collateral. Moreover, we have no assurance that PHC will, despite its contractual obligation to do so, take required actions to preserve the condition and value of the collateral or that, even if PHC takes all required actions, the value of the collateral or the proceeds realizable from any sales thereof, will, at the time such remedy is sought or obtained, be sufficient to cover all unpaid amounts due under the promissory note. Any such delay, additional costs, loss or nonpayment could adversely affect our ability to fund our remaining operations.

Management could spend or invest the net proceeds from the sale in ways with which our shareholders may not agree.

At closing, we received cash proceeds from the sale of our Harpin Protein Technology in the amount of $1.5 million. These proceeds, as well as the deferred portion of the consideration payable in the future, will be used to fund the working capital requirements of our Home and Garden Business while we explore whether there may be opportunities to realize potential value from our remaining business assets, primarily our tax loss carryforwards. However, management will have ultimate discretion as to the specific uses of the proceeds and could spend or invest the proceeds from the sale in ways with which our shareholders may not agree. The investment of these proceeds may not yield a favorable return. Furthermore, because our Home and Garden Business is evolving, in the future, we may discover new opportunities that are more attractive. Our overall business objective is to become profitable and realize potential value from our remaining business assets, primarily our tax loss carryforwards. Strategies for attaining this objective may include pursuing acquisitions intended to increase revenues and generate net income. Although we do not currently have specific plans to do so, we may in the future commit resources to such acquisitions or other alternative opportunities. If we change our business focus, we may face risks that are different from the risks currently associated with our Home and Garden Business.

As we redeploy our assets, we will continue to incur significant operating losses and negative cash flow, and we may never be profitable.

We were required to spend significant funds to complete the transaction with PHC, and will be required to spend significant funds to reposition our operations and sales and marketing organization to fit the needs of our Home and Garden Business. We have incurred significant operating and net losses and negative cash flow and have never achieved profitability. As of December 31, 2006, we had an accumulated deficit of $126.3 million. We expect to continue to experience operating losses in our Home and Garden Business for the foreseeable future. To achieve operating profitability in our Home and Garden Business, we will need to substantially grow the customer base for our Home and Garden Business; however, as noted above, we do not currently intend to significantly increase our investment toward the development of our Home and Garden Business. We may not be able to increase our revenue in this manner.

The future prospects of our Home and Garden Business must be considered in light of the risks, uncertainties, expenses and difficulties frequently encountered by companies in their early stages of development. Some of these risks relate to our potential inability to:

• obtain timely access to adequate and cost-effective supply of harpin proteins and harpin protein-based products;

• attract and retain customers, particularly in light of uncertain economic conditions and the seasonality of our product use;

• establish awareness of our Home and Garden Business and Home and Garden products;

• expand current and develop new distribution channels to sell products in the Home and Garden Market;

• obtain and maintain required regulatory approvals;

• develop additional strategic partnerships to facilitate our marketing and sales efforts; and

• respond to the rapidly changing market for plant protection and yield enhancement products.

We may not successfully address some or all of these risks. If we do not successfully address these risks, we may not realize sufficient revenue or net income to reach or sustain profitability or continue operations. If we are unable to achieve and sustain profitability, we will not have the resources to explore whether there may be opportunities to realize potential value from our remaining business assets, primarily our tax loss carryforwards. Even if we were to achieve profitability, there are significant material uncertainties about our ability to effectively utilize or otherwise realize potential value from our tax loss carryforwards. Some of these risks and uncertainties are described below under the heading “Risks Related to Our Business Plan to Utilize Tax Loss Carryforwards.”

As a result of the sale of our Harpin Protein Technology, we are dependent on PHC for the manufacture and supply of harpin proteins and harpin protein-based products for our Home and Garden Business, and any failure of PHC to provide timely delivery of high quality products could adversely affect our business and results of operations.

Upon depletion or expiration of our existing home and garden inventory, we expect to acquire all harpin proteins and harpin protein-based products for our Home and Garden Business from PHC pursuant to a license and supply agreement with PHC. Under this agreement, PHC has granted us an exclusive worldwide right and license to sell harpin protein-based products in the Home and Garden Market, as well as a royalty-free, worldwide exclusive non-transferable license to use the Messenger, MightyPlant and Harp-N-Tek trademarks in connection with our advertising, promotion, distribution and sale of such products. The agreement provides that PHC will supply us with harpin proteins and harpin protein-based products in quantities requested by us through purchase orders submitted pursuant to the supply and license agreement, at a price equal to 80% of PHC’s actual U.S. agricultural distributor price. In the event that PHC is unable or unwilling to provide us with requested products, we may declare a “failure of supply” (as defined in the license and supply agreement) and select and qualify a second source to provide us harpin proteins and harpin protein-based products. The license and supply agreement will continue until expiration of the last U.S. or foreign patent relating to the products held or acquired by PHC in connection with the sale. Thereafter, the license and supply agreement will automatically extend for consecutive five-year periods, unless we elect to terminate the license and supply agreement at our sole option.

We have no assurance that PHC will be able to manufacture and provide sufficient quantities or quality of harpin proteins and harpin protein-based products on a timely basis, or at all, or otherwise perform its obligations under the license and supply agreement. If PHC is unwilling or unable to perform such obligations, our Home and Garden Business and results of operations could be materially adversely impaired. Among other things, we may suffer delays in, or be prevented from, fulfilling customer orders and may incur substantial legal and other expenses in enforcing our rights under the license and supply agreement, including identifying and qualifying a second source of supply, if one is even available.

In addition, PHC has agreed to maintain in certain jurisdictions, as specified within the license and supply agreement, all regulatory approvals with the EPA relating to our Home and Garden Products. Failure of PHC to secure and maintain applicable EPA approvals or otherwise comply with applicable regulations could adversely affect or interrupt our sole source of supply of Home and Garden Products. If our sole source of supply is interrupted, our Home and Garden Business and results of operations could be materially adversely impaired.

Our Home and Garden Business is relatively new and has limited market awareness, and we may not be successful in building greater market awareness and increasing sales.

Our Home and Garden Products are not well known in the market. Our sales of Home and Garden Products to date have come primarily through our website and we believe have been driven by word-of-mouth recommendations from current customers. Our future success will depend in significant part on our ability to generate demand for harpin protein-based products in the Home and Garden Market, specifically among the general public, resellers or businesses that sell the products to the general public and businesses that incorporate harpin protein-based products into existing or new products to be sold to the general public. To this end, our direct and indirect sales operations must increase market awareness of our Home and Garden Business and our products to generate increased revenue. However, as noted above, we have not invested significant resources in, and do not currently intend to significantly increase our investment toward the development of our Home and Garden Business. At March 23, 2007, we had five employees, only two of whom are focused on marketing our Home and Garden Products. We have no current plans to increase our full-time sales and marketing capabilities in the Home and Garden Market, and we expect to continue to generate a substantial portion of our sales through our website based on positive word-of-mouth. We cannot assure you that our sales and marketing personnel will successfully compete against the sales and marketing operations of our current and future competitors that may have greater resources and more established relationships with distributors, retailers and growers. If we are not successful in building greater market awareness and generating increased sales, our future results of operations will be adversely affected. If we fail to generate sufficient sales from our Home and Garden Business to cover our operating costs, our business operations and prospects, including our ability to explore whether there may be opportunities to realize potential value from our remaining business assets, primarily our tax loss carryforwards, will be adversely affected, creating substantial doubt about our ability to stay in business.

We may be unable to establish or maintain successful relationships with independent distributors and retailers, which could adversely affect our sales and our ability to generate revenue from our Home and Garden Business.

Our ability to sell our Home and Garden Products will be significantly impaired if we fail to develop our distribution channels. We will need to increase sales to independent distributors and retailers in the Home and Garden Market to expand sales of our products. We have engaged several independent distributors and retailers for the distribution and sale of our Home and Garden Products. Our future revenue growth will depend in large part on our success in establishing and maintaining these sales and distribution channels. We are continuing to develop our distribution network and we may be unable to establish or maintain these relationships in a timely or cost-effective manner. Moreover, we cannot assure you that the distributors and retailers on which we rely will focus adequate resources on selling these products or will be successful in selling them. Many of our potential distributors and retailers are in the business of distributing and sometimes manufacturing other, possibly competing, plant protection and yield enhancement products for the Home and Garden Market and may perceive our products as a threat to various product lines currently being manufactured or distributed by them. In addition, the distributors and retailers may earn higher margins by selling competing products or combinations of competing products. If we are unable to establish or maintain successful relationships with independent distributors and retailers, we may need to further develop our own distribution and sales and marketing capabilities, which would be expensive and time-consuming and the success of which would be uncertain.

We currently have approximately eight key distributors of our Home and Garden Products. If any distributor or retailer that purchases a significant amount of our Home and Garden Products were to discontinue purchasing our products any time, our sales would be adversely affected. In addition, the failure of any of these distributors and retailers, or any other distributor or retailer to which we extend a significant amount of credit, to pay its account now or in the future may harm our operating results.

The market for Home and Garden Products is competitive and we may not have the resources required to compete effectively. The high level of competition in these markets may result in price reductions, reduced margins or the inability of our products to achieve market acceptance.

The market for home and garden plant protection and plant health products is intensely competitive, rapidly changing and undergoing consolidation. We may be unable to compete successfully against our current or future competitors, which may result in price reductions, reduced margins or the inability to achieve market acceptance of our current or any future products. We expect competition within the plant protection and plant health industry to intensify as regulatory pressures on traditional chemical solutions increase. This may occur as advances in plant protection and disease resistance technologies become more widely known.

The plant health industry is dominated by multinational chemical and pharmaceutical companies, including The Scotts Miracle-Grow Company, Syngenta AG, BASF AG, and Bayer AG. Many of the large chemical pesticide companies are also developing products that they believe are less environmentally harmful than traditional chemical pesticides and that may directly compete with our current or future Home and Garden Products. Syngenta AG, a large multinational company, manufactures a product that is designed to induce disease-resistant systems in plants. Other small companies may also prove to be significant competitors, particularly through collaborative arrangements with large and established companies. Furthermore, academic institutions, government agencies and other public and private research organizations may also conduct research, seek patent protection and establish collaborative arrangements for discovery, research, development and marketing of products similar to ours.

Many of our current and potential future competitors have significantly more capital, research and development, regulatory, manufacturing, distribution, sales, marketing, human and other resources than we do. As a result, they may be able to devote greater resources to the promotion and sale of their products, receive greater resources and support from independent distributors, initiate or withstand substantial price competition or take advantage of acquisition or other opportunities more readily. Furthermore, large chemical and pharmaceutical companies have a more diversified product offering than we do, which may give them an advantage in meeting customer needs by enabling them to offer integrated solutions to plant protection and plant health in the Home and Garden Market.

We are unable to compete with PHC’s Harpin Protein Technology business until after February 28, 2009.

Pursuant to the Asset Purchase Agreement, we have agreed that we will not engage in or own or control any interest (except as a passive investor of less than 5% of the outstanding equity interests of a public company) in any entity that directly competes with PHC’s Harpin Protein Technology business until after February 28, 2009. The Asset Purchase Agreement specifically provides that our Home and Garden Business is not deemed to compete with PHC’s Harpin Protein Technology business. The noncompetition covenant also does not apply to any future activities undertaken by us relating to the development, testing, manufacture, sale and/or distribution of synthetic chemistry pesticides for or in the worldwide agricultural, horticultural and retail markets. However, this noncompetition covenant may limit our ability to pursue businesses opportunities, including, for example, the sale of our remaining business or the acquisition of other businesses that might otherwise improve our financial results or enable us to realize potential value from our remaining business assets, primarily our tax loss carryforwards.

We may not be able to become profitable unless we identify and acquire other businesses on favorable terms.

We believe that our ability to achieve profitability may depend in substantial part on our ability to identify and acquire suitable acquisitions on favorable terms, so that we can increase our revenues and generate new income. If we are unable to complete acquisitions on favorable terms, our business will be very limited and may not generate sufficient revenue to cover our expenses. There is no assurance that we will be able to complete any future acquisitions or that such transactions, if completed, will contribute positively to our operations and financial results and condition. If we issue stock or securities convertible into or exercisable for stock in connection with any acquisition, our shareholders may experience substantial dilution and new shareholders could have rights superior to current shareholders. In addition, as further noted below, the provisions of the Internal Revenue Code (the “Code”) and certain applicable Internal Revenue Service (“IRS”) regulations will limit the number of shares of stock we can sell from time to time without causing a limitation on our ability to use our tax loss carryforwards.

Our Home and Garden Business currently depends on products that are based on the same new technology, and our commercialization of those products may not be successful.

For the immediately foreseeable future, we will be dependent on the successful commercialization in the Home and Garden Market of three products (Messenger, Messenger Seed Treatment and MightyPlant with Messenger Gold, the latter of which we plan to introduce into the Home and Garden Market during the second quarter of 2007) which are based on the same new technology. Substantially all of our sales in the Home and Garden Market have come from our first harpin protein and from a single product, Messenger. These sales have been limited and quite small in comparison to the size of the overall Home and Garden Market. Our current and any new Home and Garden Products we develop may not be commercially successful and may not prove effective or economically viable. In addition, because our Home and Garden Products have not been put to widespread use over significant periods of time, no assurance can be given that adverse consequences might not result from their use, such as soil or other environmental degradation, the development of negative effects on animals or plants or reduced benefits in terms of plant health or protection.

A variety of factors will determine the success of our market development and commercialization efforts and the rate and extent of acceptance of our current or any future Home and Garden Products, including our ability to implement and maintain an appropriate pricing policy and general economic conditions in the Home and Garden Market, including weather conditions and the extent to which the general public and regulatory authorities accept new plant and seed protection and plant health products developed through biotechnology.

Our inability to obtain regulatory approvals, or to comply with ongoing and changing regulatory requirements, could delay or prevent sales of our current or any future Home and Garden Products.

The sale and use of plant health products containing harpin proteins are extensively regulated by the EPA and/or state, local and foreign governmental authorities. These regulations substantially increase the cost and time associated with bringing our current and any future Home and Garden Products to market. All EPA (Federal) registrations were transferred to PHC in connection with the sale of our Harpin Protein Technology while state registrations and permits are not transferable. We currently sell our Home and Garden Products pursuant to an 18-month grace period during which we may continue to sell our Home and Garden Products in those jurisdictions for which we previously had obtained authorization. Thereafter, we intend to register and obtain our own regulatory approvals under the EPA’s “me too” or third-party registration process and will subsequently register our Home and Garden Products in the States and other jurisdictions, as necessary. If we do not continue to receive the necessary governmental approvals to market these products, obtain required approvals in the future, or if the regulatory authorities revoke our approvals or grant them subject to restrictions on their use, we may be unable to sell our Home and Garden Products and our business may fail.

We are required to obtain regulatory approval from certain state and foreign regulatory authorities before we market our products in those jurisdictions. Some of these jurisdictions may apply different criteria than the EPA in connection with their approval processes. Although we are currently authorized to sell Messenger for virtually all home and garden uses in 49 states, and in California for disease management use on citrus, strawberries, grapes and fruiting vegetables, we may not be able to obtain future registrations for current or future products or maintain these registrations.

Even if we obtain all necessary regulatory approvals to market and sell our current and any future products, these products will be subject to continuing review and extensive regulatory requirements. The EPA, as well as state and foreign governmental authorities, could withdraw a previously approved product from the market upon discovery of new information, including an inability or failure to comply with regulatory requirements or the occurrence of unanticipated problems with the product, or for other reasons. In addition, federal, state and foreign regulations relating to plant protection products developed through biotechnology are subject to public concerns and political circumstances and, as a result, regulations have changed and may change substantially in the future. These changes may result in limitations on the manufacturing, marketing or use of our current and any future Home and Garden Products.

If we do not adequately distinguish our products from genetically modified plants and products, public concerns over those products could negatively impact market acceptance and regulatory approval of our products.

Claims that the output of genetically modified plants is unsafe for consumption or that these plants pose a danger to the environment have led to public concerns and negative attitudes about genetically modified plants. We intend to distinguish our harpin protein-based Home and Garden Products from genetically modified plants and products. Our products are topically applied and do not modify the plant’s DNA. If the public or regulatory authorities perceive our products as products that genetically modify plants, market acceptance and registration of our products could be delayed, impaired or limited.

We may be exposed to product liability claims, which could adversely affect our operations.

We may be held liable or incur costs to settle product liability claims if the products we sell cause injury or are found unsuitable during product testing, manufacturing, marketing, sale or use. These risks exist even with respect to any products that have received, or may in the future receive, regulatory approval, registration or clearance for commercial use. We cannot guarantee that we will be able to avoid product liability exposure.

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

Rapid changes in technology could render our current or any future products we may develop unmarketable or obsolete.

We are engaged in an industry characterized by extensive research efforts and rapid technological development. Our competitors, many of which have substantially greater technological and financial resources than we do, may develop plant protection and plant health technologies and products that are more effective than ours or that render harpin protein-based technology and our Home and Garden Products obsolete or uncompetitive. To be successful, we will need to continually enhance our current and any future products and develop and market new products that keep pace with new technological and industry developments.

If we are unable to retain our existing personnel, we may not be able to successfully manage our business or achieve our objectives.

Our Home and Garden Business is highly dependent on the efforts and abilities of our remaining personnel, particularly Bradley S. Powell, our President and Chief Financial Officer. In December 2006, we instituted a plan that reduced our total workforce to approximately five full-time employees as of March 23, 2007. Particularly when combined with prior reductions in workforce, employee morale may have suffered, and it may be more difficult to retain our highly qualified employees or recruit new employees. Our failure to retain our personnel could seriously disrupt our operations and increase our costs by forcing us to use more expensive outside consultants and impair our ability to generate revenue. If our customer base and revenue grow, we may need to hire additional qualified personnel. Competition for qualified personnel can be intense, and we may not be able to attract, train, integrate or retain a sufficient number of qualified personnel if we need to do so in the future.

Our liquidity and financial condition could be materially impaired if we are required to pay any severance amounts to Mr. Powell under his employment agreement and/or change of control agreement.

Pursuant to an agreement we entered into with Mr. Powell in January 2002, if Mr. Powell’s employment is terminated by Eden Bioscience without cause, as defined in the agreement, he will receive a severance payment equal to six months of his annual base salary.

In addition, in August 2000, we entered into a change in control agreement with Mr. Powell. The agreement provides that, upon a change in control, we would continue to employ Mr. Powell, and he would remain in our employ, for a period of two years following such change in control. During that time, the agreement provides that the position, authority, duties and responsibilities of Mr. Powell must be at least reasonably commensurate in all material respects with the most significant of those held during the 90-day period prior to the change of control, and that his annual base salary must be at least equal to his annual base salary established by our board of directors prior to the change of control. The sale of our Harpin Protein Technology constituted a sale of substantially all of our assets and a change in control under Mr. Powell’s change in control agreement.

If, during the two-year period following completion of the sale, the employment of Mr. Powell is terminated by us other than for cause, as defined in the agreement, or Mr. Powell resigns for good reason, as defined in the agreement, Mr. Powell would be entitled to receive (in addition to full vesting of his stock options):

• his annual base salary, and pro rata annual bonus, through the date of termination, and any deferred compensation; and

• a severance payment equal to twice the sum of his annual base salary and the average of his past three annual bonuses.

We intend to continue to employ Mr. Powell as our President and Chief Financial Officer. However, there can be no assurance that, prior to February 28, 2009 (the end of the two-year period following the closing of the sale), we will not be required to terminate Mr. Powell’s employment without cause or that Mr. Powell will not terminate his employment and successfully assert that he had good reason under the change in control agreement to do so. If this happens, we would be required to pay Mr. Powell the amounts set forth in the change in control agreement which, based on his current annual base salary and bonus history, would be approximately $350,000. In addition, if we terminate Mr. Powell at any time without cause, we would also be required to pay him the severance amount set forth in his employment agreement. Payment of these amounts could have a material adverse affect on our liquidity and financial condition.

Risks Related to Our Business Plan to Utilize Tax Loss Carryforwards

Our business objective of realizing potential value from our tax loss carryforwards is highly speculative and subject to numerous material uncertainties.

Our business strategy is to use the proceeds from the sale of our Harpin Protein Technology to fund the working capital requirements of our Home and Garden Business while we explore whether there may be opportunities to realize potential value from our remaining business assets, primarily our tax loss carryforwards. The strategy is extremely speculative and subject to a large number of risks and uncertainties, including those set forth in this section and elsewhere in this Annual Report on Form 10-K. We have conducted only limited preliminary analysis of our ability to utilize of our tax loss carryforwards and have drawn no final conclusions about the viability of this strategy. We have not developed any specific plan as to whether, how or within what time frame we might pursue or implement this strategy. In order to confirm whether there are opportunities to realize potential value from our tax loss carryforwards, we will need to engage legal and accounting professionals to validate the underlying assumptions related to our tax loss carryforwards and analyze and provide advice on the options that may be available to preserve and maximize the potential use of our deferred tax assets, as well as on potential limitations and risks of such utilization strategy. This will be an expensive and time consuming process, and we may not be able to generate sufficient revenue from our Home and Garden Business or otherwise attract sufficient capital to support the process for its duration. Additionally, we have no assurance that, once we have completed and evaluated the information and analyses provided by our advisors, we will conclude that the potential utilization of our tax loss carryforwards is in the best interests of our company and our shareholders. If we make a determination to pursue a specific business plan with the potential for utilization of our tax loss carryforwards, we have no assurance that such plan will be successfully implemented or will result in any increase in shareholder value.

We may not be able to realize value from our tax loss carryforwards.

Our total U.S. Federal tax net operating loss carryforwards were approximately $115.8 million at December 31, 2006 and expire between 2009 and 2026. The Company’s total foreign tax net operating loss carryforwards were approximately $8.4 million at December 31, 2006 of which $5.6 million expires between 2007 and 2016 and $2.8 does not expire. We have total net operating loss carryforwards in 19 states that range between $12.5 million to $2,000 per state and expire between 2007 and 2026. Our total general business credit carryforwards were approximately $1.4 million at December 31, 2006 and expire between 2013 and 2026. In the event we were to undergo an ownership change as defined in Section 382 of the Code, our net tax loss carryforwards generated prior to the ownership change would be subject to annual limitations, which could reduce, eliminate, or defer the utilization of these losses. Based upon a preliminary review of past changes in our ownership, we believe that we may have experienced one ownership change (as defined under Section 382) in October 2000 that would result in a limitation on our future ability to use tax loss carryforwards generated prior to that date. We do not believe that the sale of assets to PHC resulted in another ownership change that further limits our future ability to use tax loss carryforwards generated after October 2000. However, we can not assure you that the IRS or some other taxing authority may not disagree with our position and contend that we have already experienced other such ownership changes or that the sale of assets to PHC resulted in an ownership change. In such case, our ability to use our tax loss carryforwards to offset future taxable income would be severely limited. If an ownership change does not occur as a result of the sale to PHC, there is still the potential for an ownership change to occur under Section 382 as a result of future changes in stock ownership.

Generally, an ownership change occurs if one or more shareholders, each of whom owns 5% or more in value of a corporation’s stock, increase their aggregate percentage ownership by more than 50% over the lowest percentage of stock owned by such shareholders at any time during the preceding three-year period. For example, if a single shareholder owning 10% of our stock acquired an additional 50.1% of our stock in a three-year period, a change of ownership would occur. Similarly, if ten persons, none of whom owned our stock, each acquired slightly over 5% of our stock within a three-year period (so that such persons own, in the aggregate, more than 50%) an ownership change would occur. Ownership of stock is determined by certain constructive ownership rules which can attribute ownership of stock owned by entities (such as estates, trusts, corporations, and partnerships) to the ultimate indirect owner.

For purposes of this rule, all holders who each own less than 5% of a corporation’s stock are generally treated together as one (or, in certain cases, more than one) 5% shareholder. Transactions in the public markets among shareholders owning less than 5% of the equity securities generally are not included in the calculation. Special rules can result in the treatment of options (including warrants) or other similar interests as having been exercised if such treatment would result in an ownership change.

As we explore whether there may be opportunities to utilize our tax loss carryforwards, due to the importance of avoiding a future ownership change under the tax laws, we will be limited in our ability to issue additional stock in the future to provide capital for our business. We would only be able to issue such additional stock in a manner that would not cause an ownership change, for purposes of these rules, and thus our ability to access the equity markets could be restricted.

Finally, in addition to Section 382, certain other statutory provisions and common law doctrine could limit our opportunities to realize potential value from, or otherwise adversely affect our ability to preserve and utilize, our tax loss carryforwards.

We may not be able to use our tax loss carryforwards because we may not generate taxable income.

The use of our tax loss carryforwards is subject to uncertainty because it is dependent upon the amount of taxable income we generate. There can be no assurance that we will have sufficient taxable income, if any, in future years to use the tax loss carryforwards before they expire. We believe that our ability to achieve profitability may depend in substantial part on our ability to identify and acquire suitable businesses on favorable terms, so that we can increase our revenues and generate new income. There can be no assurance that we will be able to identify or complete any such future acquisitions or that such transactions will be successful or enable us to utilize our tax loss carryforwards. We may seek additional capital from time to time, including through the sale of stock or other securities, which may result in dilution to existing shareholders. In addition, as noted above, the provisions of the Code and certain applicable IRS regulations will limit the number of shares of stock we can sell from time to time without causing a limitation on our ability to use our tax loss carryforwards to reduce our future tax obligations.

The IRS could challenge the amount of our tax loss carryforwards.

The amount of our tax loss carryforwards has not been audited or otherwise validated by the IRS. The IRS could challenge the amount of our tax loss carryforwards, which could significantly reduce our tax loss carryforwards. In addition, calculating whether an ownership change has occurred is subject to uncertainty, both because of the complexity and ambiguity of Section 382 of the Code and because of limitations on a publicly traded company’s knowledge as to the ownership of, and transactions in, its securities. Finally, certain other statutory provisions and common law doctrine could limit our opportunities to realize potential value from, or otherwise adversely affect our ability to preserve and utilize, our tax loss carryforwards. Therefore, we cannot assure you that the calculation of the amount of our tax loss carryforwards may not be changed as a result of a challenge by a governmental authority or our learning of new information about the ownership of, and transactions in, our securities.

Possible changes in legislation could negatively affect our ability to use the tax benefits associated with our tax loss carryforwards.

The rules relating to U.S. federal income taxation are constantly under review by persons involved in the legislative process and by the IRS and the U.S. Treasury Department, resulting in revisions of regulations and revised interpretations of established concepts as well as statutory changes. Revisions in U.S. federal tax laws and interpretations thereof could adversely impair our ability to use the tax benefits associated with our tax loss carryforwards.

Limits on ownership of our common stock could have an adverse consequence to you and could limit your opportunity to receive a premium on our stock.

As noted above, we must avoid an ownership change under Section 382 of the Code in order to potentially retain the ability to use our tax loss carryforwards to offset future income. This means that a potential buyer of our stock might be deterred from acquiring our common stock while we still have significant tax losses being carried forward, because such an acquisition might trigger an ownership change and severely impair our ability to use our tax losses against future income. Thus, this potential tax situation could have the effect of delaying, deferring or preventing a change in control and, therefore, could adversely affect our shareholders’ ability to realize a premium over the then prevailing market price for our common stock in connection with a change in control.

Risks Related to Our Common Stock

There is limited trading volume in our common stock and you may find it difficult to dispose of your shares of common stock; it is possible that our stock may be delisted from the Nasdaq Capital Market.

Our common stock is currently traded on the Nasdaq Capital Market under the symbol “EDEN.” On March 16, 2007, the closing bid price of our common stock was $0.91. If we fail to meet any of the continued listing standards of The Nasdaq Capital Market, our common stock will be delisted from The Nasdaq Capital Market. These continued listing standards include specifically enumerated criteria, such as a $1.00 minimum closing bid price, shareholders’ equity of $2.5 million or market value of publicly held shares of $35 million, 500,000 shares of common stock publicly held, 300 round lot shareholders, two market makers and compliance with Nasdaq’s corporate governance requirements, as well as additional or more stringent criteria that may be applied in the exercise of Nasdaq’s discretionary authority to maintain the quality of and public confidence in the Nasdaq market, prevent fraudulent and manipulative practices, promote just and equitable principles of trade, and protect investors and the public interest.

On December 11, 2006, we received notice from Nasdaq advising that our closing bid price has been below $1.00 per share for 30 consecutive trading days and we are not therefore in compliance with the Nasdaq minimum bid price requirement set forth in Marketplace Rule 4310(c)(4). We have been given a period of 180 days, or until June 11, 2007, to regain compliance with the minimum bid price requirement. To regain compliance, the closing bid price of our common stock would have to remain at $1.00 or more for a minimum of ten consecutive trading days. If we do not regain compliance during this first 180-day period, Nasdaq will determine whether we meet the Nasdaq Capital Market initial listing criteria set out in Marketplace Rule 4310(c), except for the minimum bid price requirement. If we meet the initial listing criteria, we will be eligible for an additional 180-day cure period. If we are not eligible for the additional cure period, Nasdaq will provide us written notification that our common stock will be delisted. In such case, we will have the right to appeal Nasdaq’s delisting determination to a Listing Qualifications Panel. The 180-day cure period described above relates exclusively to our minimum bid price deficiency. We may be delisted during the 180-day period for failure to maintain compliance with any other continued listing requirements which occur during this period. Even if we are successful in curing our current non-compliance, we have no assurance that Nasdaq will not in the future seek to delist us for our failure to meet enumerated conditions for continued listing.

If our common stock were to be delisted from The Nasdaq Capital Market, trading of our common stock most likely will be conducted in the over-the-counter market on an electronic bulletin board established for unlisted securities such as the Pink Sheets or the OTC Bulletin Board. Such trading will reduce the market liquidity of our common stock. As a result, an investor would find it more difficult to dispose of, or obtain accurate quotations for the price of, our common stock.

If our common stock is delisted from The Nasdaq Capital Market and the trading price remains below $5.00 per share, trading in our common stock might also become subject to the requirements of certain rules promulgated under the Securities Exchange Act of 1934, which require additional disclosure by broker-dealers in connection with any trade involving a stock defined as a “penny stock” (generally, any equity security not listed on a national securities exchange or quoted on Nasdaq that has a market price of less than $5.00 per share, subject to certain exceptions). Many brokerage firms are reluctant to recommend low-priced stocks to their clients. Moreover, various regulations and policies restrict the ability of shareholders to borrow against or “margin” low-priced stocks, and declines in the stock price below certain levels may trigger unexpected margin calls. Additionally, because brokers’ commissions on low-priced stocks generally represent a higher percentage of the stock price than commissions on higher priced stocks, the current price of the common stock can result in an individual shareholder paying transaction costs that represent a higher percentage of total share value than would be the case if our share price were higher. This factor may also limit the willingness of institutions to purchase our common stock. Finally, the additional burdens imposed upon broker-dealers by these requirements could discourage broker-dealers from facilitating trades in our common stock, which could severely limit the market liquidity of the stock and the ability of investors to trade our common stock.

Our financial results may fluctuate significantly, which could cause our stock price to decline.

Our revenue and operating results could vary significantly from period to period. These fluctuations could cause our stock price to fluctuate significantly or decline. Numerous factors will contribute to the unpredictability of our operating results. In particular, our sales are expected to be highly seasonal. Sales of Home and Garden Products depend on planting and growing seasons, climatic conditions and economic and other variables, which we expect to result in substantial fluctuations in our quarterly sales and earnings. For example, weather-related events such as droughts and floods, severe heat and frost, hail, tornadoes and hurricanes could decrease demand for our current and any future products, and have an adverse impact on our operating results from quarter to quarter. In addition, most of our expenses, such as employee compensation and lease payments for facilities, are relatively fixed. Our expense levels are based, in part, on our expectations regarding future sales. As a result, any shortfall in sales relative to our expectations could cause significant changes in our operating results from quarter to quarter. Other factors may also contribute to the unpredictability of our operating results, including the amount of our Home and Garden Products carried in inventory by distributors and retailers, the amount of free product to be given to retailers, the size and timing of significant customer transactions and the delay or deferral of customer use of our products. For example, customers may purchase large quantities of our products under a promotion in a particular quarter to store and use over long periods of time, or time their purchases to coincide with the availability of capital, either of which may cause significant fluctuations in our operating results for a particular quarter or year.

Due to these and other factors, period-to-period comparisons of our operating results may not be meaningful. You should not rely on our results for any one period as an indication of our future performance. In future periods, our operating results may fall below the expectations of public market analysts or investors. If this occurs, the market price of our common stock would likely decline.

Certain provisions in our charter documents and Washington law could discourage a change of control or make it difficult to change the composition of directors and management.

Provisions of our charter documents and Washington law may have the effect of delaying, deterring or preventing a change of control, even if this change would be beneficial to our shareholders. In addition, these provisions may make it difficult for shareholders to remover or replace our current directors and management in the event our shareholders believe this would be in the best interests of the company and our shareholders. Our articles of incorporation and bylaws:

•	prohibit cumulative voting in the election of directors, which would otherwise allow holders of less than a majority of the stock to elect some directors;

•	stagger our board of directors, making it more difficult to elect a majority of the directors on our board and preventing our directors from being removed without cause;

•	limit who may call special meetings of shareholders; and

•	establish advance notice requirements for nominating candidates for election to our board of directors or for proposing matters that can be acted upon by shareholders at shareholder meetings.

Washington law imposes restrictions on certain transactions between a corporation and significant shareholders. Chapter 23B.19 of the Washington Business Corporation Act prohibits a target corporation, with some exceptions, from engaging in particular significant business transactions with an acquiring person, which is defined as a person or group of persons that beneficially owns 10% or more of the voting securities of the target corporation, for a period of five years after the date the acquiring person first became a 10% beneficial owner of voting securities of the target corporation, unless the business transaction or the acquisition of shares is approved by a majority of the members of the target corporation’s board of directors prior to the time the acquiring person first became a 10% beneficial owner of the target corporation’s voting securities. Prohibited business transactions include, among other things:

•	a merger or consolidation with, disposition of assets to, or issuance or redemption of stock to or from the acquiring person;

•	termination of 5% or more of the employees of the target corporation; or

•	receipt by the acquiring person of any disproportionate benefit as a shareholder.

After the five-year period, a significant business transaction may occur if it complies with “fair price” provisions specified in the statute. A corporation may not opt out of this statute. This provision may have an antitakeover effect with respect to transactions that our board does not approve in advance.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

As of December 31, 2006, our principal facility in Bothell, Washington, which housed our manufacturing, research, administration and warehouse functions, totaled approximately 17,900 square feet and was leased through December 2009. This lease was assigned to PHC on February 28, 2007, as part of the sale of our Harpin Protein Technology assets. Beginning March 1, 2007, we sublease approximately 2,000 square feet of office and warehouse space at this facility in Bothell, Washington, from PHC on a month-to-month basis. We believe this space is adequate for our current purposes.

Item 3. Legal Proceedings.

We are subject to various claims and legal actions that arise in the ordinary course of business and believe that the ultimate liability, if any, with respect to these claims and legal actions will not have a material effect on our consolidated financial statements.

Item 4. Submission of Matters to a Vote of Security Holders.

A special meeting of shareholders of Eden Bioscience Corporation was held on February 26, 2007. At the special meeting, our shareholders were asked (1) to consider and vote upon a proposal to approve the sale of our Harpin Protein Technology, pursuant to the Asset Purchase Agreement, and (2) to consider and vote upon a proposal to adjourn the special meeting to another time or place, if necessary in the judgment of the proxy holders, for the purpose of soliciting additional proxies to vote in favor of the first proposal. The sale of our Harpin Protein Technology to PHC was approved by our shareholders as follows:

	Votes For	Votes Against	Votes Abstain
1. To consider and vote upon a proposal to approve the sale of our Harpin Protein Technology, pursuant to the asset purchase agreement dated as of December 1, 2006, between us and Plant Health Care, Inc. and Plant Health Care plc	5,475,691	210,143	14,511

2. To consider and vote upon a proposal to adjourn the special meeting to another time or place, if necessary in the judgment of the proxy holders, for the purpose of soliciting additional proxies to vote in favor of the first proposal	5,392,068	271,644	36,633

PART II

Item 5. Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities.

Our common stock has been listed on The Nasdaq Capital Market under the symbol “EDEN” since October 10, 2005. From our initial public offering on September 27, 2000 through October 9, 2005, our stock was listed on The Nasdaq Global Market (formerly The Nasdaq National Market) under the symbol “EDEN”. Prior to that time, there was no public market for our common stock.

On April 17, 2006, we amended our Restated Articles of Incorporation to reduce the number of authorized shares of common stock from 100,000,000 to 33,333,333 and to effect a 1-for-3 reverse stock split of the our outstanding common stock. The reverse stock split was effective at 5:00 p.m., Pacific daylight time, on April 18, 2006 and our common stock began trading as adjusted for the reverse stock split on April 19, 2006. As a result of the reverse stock split, each three outstanding shares of common stock were exchanged for one share of common stock, with cash issued for any fractional shares, and the total number of shares outstanding was reduced from approximately 24.4 million shares to approximately 8.1 million shares.

The following table sets forth, for the periods indicated, the high and low trading prices for our common stock as quoted on The Nasdaq Stock Market.

	High	Low
First Quarter 2005	$1.38	$0.60
Second Quarter 2005	0.93	0.46
Third Quarter 2005	1.20	0.65
Fourth Quarter 2005	0.81	0.51

First Quarter 2006	0.91	0.50
Second Quarter 2006	3.75 (1)	0.71
Third Quarter 2006	1.88	0.53
Fourth Quarter 2006	2.40	0.49

_______

(1) The Company effected its one-for-three reverse stock split effective April 18, 2006.

We have never paid any cash dividends on our common stock. We currently intend to retain any future earnings to fund our Home and Garden Business while we explore whether there may be opportunities to realize potential value from our remaining business assets, primarily our tax loss carryforwards. Therefore, we do not anticipate paying any cash dividends in the foreseeable future.

As of March 23, 2007, there were approximately 62 shareholders of record of our common stock. This figure does not include the number of shareholders whose shares are held of record by a broker or clearing agency, but includes such a brokerage house or clearing agency as one holder of record. The closing sale price of our common stock on The Nasdaq Capital Market was $1.00 on March 23, 2007.

On September 26, 2000, the SEC declared effective our Registration Statement on Form S-1, as amended (Registration No. 333-41028), as filed with the SEC in connection with our initial public offering. Our net proceeds, after accounting for $7.0 million in underwriting discounts and commissions and approximately $1.6 million in other expenses of the offering, were $91.5 million. At December 31, 2006, we had used approximately $18.6 million of the net offering proceeds to expand and enhance our manufacturing and research and development and administration facilities, and approximately $68.7 million for working capital and general corporate purposes. The remaining portion of the net offering proceeds has been invested in cash equivalent instruments. Our use of the proceeds from the offering does not represent a material change in the use of proceeds described in the prospectus included as part of the Registration Statement.

See Part III. Item 12 for information regarding securities authorized for issuance under our incentive compensation plans.

Stock Price Performance Graph

Set forth below is a line graph comparing the cumulative return to the shareholders of our common stock with the cumulative return of (a) The Nasdaq Composite Index and (b) the Nasdaq Biotechnology Index, resulting from an initial assumed investment of $100 in each and assuming the reinvestment of any dividends, for the period commencing December 31, 2001 and ending on December 31, 2006. The stock price performance shown in this graph is not necessarily indicative of future stock price performance.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN

Among Eden Bioscience Corporation, The NASDAQ Composite Index and

The NASDAQ Biotechnology Index

140
120
100
80
60
40
20
0
DOLLARS
12/01
12/02
12/03
12/04
12/05
12/06
EDEN BIOSCIENCE CORPORATION
NASDAQ COMPOSITE
NASDAQ BIOTECHNOLOGY

	Cumulative Total Return
Quarter Ended	Eden Bioscience	The Nasdaq Composite Index	Nasdaq Biotechnology Index
12/31/01	$100.00	$100.00	$100.00
12/31/02	28.21	69.66	62.08
12/31/03	28.19	99.71	90.27
12/31/04	19.33	113.79	99.08
12/31/05	11.44	114.47	111.81
12/31/06	3.75	124.20	110.06

Item 6. Selected Financial Data.

The following selected financial data and other operating information are derived from our consolidated financial statements. When you read this selected financial data, it is important that you also read the historical consolidated financial statements and related notes included in this report, as well as Item 7 of this Annual Report entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Historical results are not necessarily indicative of future results. Unless otherwise indicated, we have retroactively adjusted all common stock-related amounts in this report to reflect its one-for-three reverse stock split effective April 18, 2006.

	Year Ended December 31,
	2006	2005	2004	2003	2002
	(in thousands, except per share data)
Statements of Operations Data:
Revenues:
Product sales, net of sales allowances	$3,790	$3,764	$1,040	$1,772	$1,907
Operating expenses:
Cost of goods sold	2,195	2,480	2,023	2,190	2,629
Research and development	1,318	3,221	3,505	4,781	10,281
Selling, general and administrative	4,763	5,391	4,418	5,755	8,820
Loss on impairment of equipment and leasehold improvements	4,902	1,650	-	-	-
Loss on write-down of inventory	452	-	-	-	-
Lease termination loss	-	2,261	-	-	-
(Gain) loss on sale of property and equipment	(44)	(86)	-	106	120
Loss on facility subleases	-	-	202	366	4,242
Total operating expenses	13,586	14,917	10,148	13,198	26,092
Loss from operations	(9,796)	(11,153)	(9,108)	(11,426)	(24,185)
Other income (expense):
Gain on sale of investment	100	-	-	-	-
Interest income	251	296	224	290	717
Interest expense	-	(1)	(2)	(9)	(38)
Total other income	351	295	222	281	679
Cumulative effect of adoption of SFAS No. 143	-	-	-	(64)	-
Net loss	$(9,445)	$(10,858)	$(8,886)	$(11,209)	$(23,506)
Basic and diluted net loss per share (1)	$(1.16)	$(1.34)	$(1.09)	$(1.39)	$(2.94)
Weighted average shares outstanding used in computation of basic and diluted net loss per share (1)	8,145	8,131	8,123	8,080	7,989

	December 31,
	2006	2005	2004	2003	2002
	(in thousands)
Balance Sheet Data:
Cash and cash equivalents	$4,185	$6,826	$11,860	$19,823	$30,730
Working capital	6,138	7,842	13,970	20,582	29,558
Total assets	7,973	17,497	31,336	40,703	53,993
Capital lease obligations, net of current portion	-	-	1	12	30
Accumulated deficit	(126,253)	(116,808)	(105,950)	(97,064)	(85,855)
Total shareholders’ equity	6,709	15,757	26,609	35,435	46,594

__________

(1)	See Note 1 of Notes to Consolidated Financial Statements for information concerning the calculation of basic and diluted net loss per share.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion of our financial condition and results of operations contains forward-looking statements that involve risks and uncertainties, such as statements of our plans, objectives, expectations and intentions. As described at the beginning of this Annual Report, our actual results could differ materially from those anticipated in these forward-looking statements. Factors that could contribute to such differences include those discussed below and in the section above entitled “Risk Factors.” You should not place undue reliance on these forward-looking statements, which apply only as of the date of this Annual Report on Form 10-K. We undertake no obligation to update publicly any forward-looking statements to reflect new information, events or circumstances after the date of this report, or to reflect the occurrence of unanticipated events. You should read the following discussion and analysis in conjunction with our financial statements and related footnotes included in Item 8 of this report.

Unless otherwise indicated, we have retroactively adjusted all common stock-related amounts in this report to reflect our one-for-three reverse stock split effective April 18, 2006.

Overview

We have incurred significant operating losses since our inception in 1994. At December 31, 2006, we had an accumulated deficit of $126.3 million. We incurred net losses of $9.4 million in 2006, $10.9 million in 2005, and $8.9 million in 2004. On February 28, 2007, we sold our proprietary harpin protein-based technology and substantially all of our assets used in our worldwide agricultural and horticultural markets to PHC for $2.2 million and assumption of certain liabilities by PHC, including all of our obligations under our office and manufacturing facility lease, under the Cornell license and under our change in control agreement with Dr. Zhongmin Wei. We believe that this sale will enable us to significantly reduce our future operating losses and liabilities, generate cash for our Home and Garden Business and preserve the potential future value of our remaining business assets, primarily our tax loss carryforwards. As described in more detail below, we retained the right to our cash, accounts receivable and assets relating to our Home and Garden Business. As part of the closing, we entered into a license and supply agreement with PHC, pursuant to which PHC granted us an exclusive worldwide right and license to sell harpin protein-based products for the protection of plants and seed and the promotion of overall plant health in the Home and Garden Market and a royalty free, exclusive worldwide license to use the Messenger, MightyPlant and Harp-N-Tek trademarks in connection with the sale of our Home and Garden Products. Under the license and supply agreement, PHC will supply us harpin proteins and harpin-protein based products for our Home and Garden Business. We retained all liabilities associated with the Home and Garden Business and all liabilities associated with the Harpin Protein Technology that occurred or existed prior to February 28, 2007 that were not specifically assumed by PHC.

Our business strategy following the sale is to use any revenue generated by our Home and Garden Business to support our continued operations while we explore whether there may be opportunities to realize potential value from our remaining business assets, primarily our tax loss carryforwards. We expect to incur additional net losses as we proceed with our Home and Garden Business and as we explore whether there may be opportunities to realize potential value from our remaining business assets.

Sale of Harpin Protein Technology to Plant Health Care

On February 28, 2007, under the terms of the Asset Purchase Agreement, we sold our Harpin Protein Technology to PHC for $1.5 million in cash, a promissory note in the principal amount of $700,000 payable on December 28, 2007 and the assumption by PHC of certain of the liabilities relating to or arising out of our Harpin Protein Technology. The promissory note has an interest rate of 5% per annum and is secured by equipment, certain intellectual property and other assets acquired by PHC and unconditionally guaranteed by PHC’s indirect parent, Plant Health Care plc. Harpin Protein Technology includes substantially all of our assets used in the creation of plant health technology incorporating harpin proteins and the manufacture of biopesticide, plant health and nutrient products utilizing the Harpin Protein Technology. These assets include all intellectual property, contracts (including our license agreement with the Cornell Research Foundation (“CRF”) and our office and manufacturing facility lease), equipment and inventory related to our worldwide agricultural and horticultural markets.

As a result of the sale of our Harpin Protein Technology to PHC, we believe that the discussion below regarding our results of operations for each of the three years ended December 31, 2004, 2005 and 2006, except as it relates to our Home and Garden Business, is not indicative of or relevant to an understanding of our future financial results and operations. With respect to our financial condition and results of operations in 2007, the sale of our Harpin Protein Technology is expected to have the following effects:

•	Product sales are expected to decrease significantly in 2007. The Harpin Protein Technology accounted for 91% of gross product sales in 2006.
•	Cost of goods sold is expected to decrease significantly as a result of the decrease in product sales and the elimination of idle capacity charges after February 28, 2007.
•	Research and development expenses are expected to decrease to less than $100,000 in 2007.
•	Selling, general and administrative expenses are expected to decrease significantly in 2007.
•

Cash and cash equivalents increased by $1.5 million on February 28, 2007 and are expected to increase by $700,751 on December 28, 2007, assuming collection in full of the promissory note. This increase will be offset by the payment of transaction costs totaling approximately $430,000 ($320,000 was incurred and recorded in selling, general and administrative expense in 2006 and $110,000 was incurred and recorded in 2007). Cash and cash equivalents also are expected to increase by $287,000 for the release of restricted cash and return of deposit by the facility lease landlord.

•

Current inventory is expected to decrease by approximately $2.2 million for inventory sold to PHC. The remaining inventory will consist primarily of finished goods used for our Home and Garden Business.

•	Other current assets are expected to decrease by $64,000 for equipment classified as held for sale.
•	Property and equipment are expected to decrease by $696,962 for assets held and used.
•	Other long-term assets are expected to decrease by $287,000 for the release of restricted cash and return of deposit by the facility lease landlord.
•	Current accrued liabilities are expected to decrease by $59,625 due to PHC’s assumption of certain of those liabilities.
•

Other long-term liabilities are expected to decrease to zero in 2007 due to PHC’s assumption of our office and manufacturing facility lease liabilities recorded for rent expense in excess of rent payments and asset retirement obligation and our liabilities to CRF.

Additionally, future minimum lease payments under the non-cancelable office and manufacturing facility lease totaling $184,970 in 2007, $229,424 in 2008 and $238,366 in 2009 were assumed by PHC as of February 28, 2007.

All of our rights, liabilities and obligations under the exclusive worldwide license agreement with CRF for certain patents, patent applications and biological material relating to harpin proteins and related technology have been assigned to PHC. The license agreement required funding of certain research and development activities at Cornell University and payment of a 2% royalty on net sales of products that incorporate the licensed technology, subject to a $200,000 minimum annual royalty payment. Effective July 1, 2006, the license agreement was amended to establish a development fund at CRF to advance harpin technology and reduced the minimum obligation required to maintain the rights under the license agreement to contributions to the development fund of $100,000 in each of the 2006, 2007 and 2008 license years.

We have agreed to indemnify PHC and Plant Health Care plc, and PHC and Plant Health Care plc each has agreed to indemnify us, for any damages incurred in connection with a breach of our or PHC’s and Plant Health Care plc’s respective representations and warranties, covenants and obligations contained in the Asset Purchase Agreement. We have also agreed to indemnify PHC in connection with any losses relating to liabilities and obligations that we retained after the sale of the Harpin Protein Technology, and PHC and Plant Health Care plc each has agreed to indemnify us against any losses relating to liabilities and obligations that PHC assumed in connection with the purchase of the Harpin Protein Technology or that arise in connection with the ownership and operation of the Harpin Protein Technology after February 28, 2007. The indemnification obligations do not apply until the aggregate amount of losses for which any party otherwise is entitled to be indemnified exceeds $50,000, at which time the indemnified party will be entitled to be paid for the full amount of all losses, up to a maximum amount of $700,000, the principal amount of PHC’s promissory note.

Results of Operations

Revenues

Product sales revenue through 2006 resulted primarily from sales of Messenger STS, N-Hibit, ProAct, MightyPlant and other related products (hereafter referred to collectively as “Harp-N-Tek Products”) primarily to distributors in the agricultural markets in the United States and Spain. Revenues from product sales are recognized when (a) the product is delivered to independent distributors, (b) we have satisfied all of our significant obligations and (c) any acceptance provisions or other contingencies or arrangements have been satisfied, including whether collection is reasonably assured. If acceptance provisions or contingencies exist, revenue is recognized after such provisions or contingencies have been satisfied. As part of the analysis of whether all of our significant obligations have been satisfied or situations where acceptance provisions or other contingencies or arrangements exist, we consider the following elements, among others: sales terms and arrangements, historical experience and current incentive programs. Our distributor arrangements provided no price protection or product-return rights. Gross product sales by geographical region were:

	Year Ended December 31,
	2006	2005	2004
United States	$ 3,789,664	$ 3,134,058	$ 539,479
Spain	140,224	888,178	528,826
Other regions	199,038	194,941	6,063
Product sales	$ 4,128,926	$ 4,217,177	$ 1,074,368

Gross product sales revenues were $4.1 million in 2006, a decrease of $0.1 from $4.2 million in 2005, which increased $3.1 from $1.1 million in 2004. The decrease in 2006 is a result primarily of a significant decline in sales of Messenger STS in Spain offset by an increase in sales of ProAct in the United States. We believe the cause of lower sales in Spain is the higher than expected levels of product in the distribution channel. The increase in 2005 over 2004 is a result primarily of sales of our N-Hibit, ProAct and MightyPlant in the agricultural and horticultural markets, and to a lesser extent sales growth in the Home and Garden Market, in the United States, Messenger sales in the agricultural and horticultural market in Spain and agricultural and horticultural sales into other regions. Sales of new products produced over 50% of total gross revenue in 2005. Messenger STS sales in 2004 were negatively affected by us delivering approximately 470,000 ounces of free Messenger STS to distributors in connection with a 50% price reduction of Messenger and the introduction of Messenger STS in January 2004. Sales in 2006 were made to 39 distributors, three of which accounted for an aggregate of 42% of net product sales. Sales in 2005 were made to 53 distributors, five of which accounted for an aggregate of 59% of net product sales. Sales in 2004 were made to 27 distributors, three of which accounted for an aggregate of 46% of net product sales. As a result of the sale of our Harpin Protein Technology to PHC in February 2007, we have ceased selling products to customers in the agricultural and horticultural markets and our revenue from distributors in these markets is expected to be approximately $380,000 in 2007 and zero thereafter.

Sales to consumers in the Home and Garden Market in the United States totaled $385,000 (9% of gross product sales) in 2006, $391,000 (9% of gross product sales) in 2005 and $200,000 (19% of gross product sales) in 2004. We sell our Home and Garden Products to retail distributors, and directly to consumers over the internet. We have no current intention to make substantial investments toward the development of our Home and Garden Business.

In February 2004, we received approval to sell Messenger in Spain. We initiated marketing activities in March 2004, but the approval was not received in time to meet initial sales activity. In order to ensure that an adequate supply of Messenger was quickly disbursed in the new distribution channel and to limit the amount of working capital required by our new distributors at this early stage of introduction, we granted flexible and/or extended payment terms to distributors in this new market. Because of this combination of factors, revenues from product deliveries to certain distributors were deferred and are recognized as payment is received. We recognized net revenue of $122,000 in 2006, $794,000 in 2005 and $416,000 in 2004 from product deliveries when payment was received. Gross revenues of $99,000 and cost of goods sold of $29,000 were deferred at December 31, 2006 and will be recognized when payment is received.

Due to the growing seasons in the United States, we expect usage of our Home and Garden Products to be highly seasonal. Based on the recommended application timing, we expect the second quarter to be the most significant period of use. Our Home and Garden Product sales to distributors are also expected to be seasonal. However, actual timing of orders received from distributors will depend on many factors, including the amounts of our products in distributors’ inventories.

Sales Allowances

Product sales revenues are reported net of applicable sales allowances, as follows:

	Year Ended December 31,
	2006	2005	2004
Gross product sales	$ 4,128,926	$ 4,217,177	$ 1,074,368
Sales allowances	(507,932)	(544,933)	(129,863)
Elimination of previously recorded sales allowance liabilities	169,290	91,371	95,237
Product sales, net of sales allowances	$ 3,790,284	$ 3,763,615	$ 1,039,742

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

Sales allowances related to 2006 sales totaled $508,000, a decrease of $37,000 (7%) from $545,000 in 2005, which increased $415,000 (319%) from $130,000 in 2004. Sales allowances as a percentage of gross product sales revenue were 12% in 2006, 13% in 2005 and 12% in 2004. Sales allowances also included the reductions by $169,000 in 2006, $91,000 in 2005 and $95,000 in 2004 of sales allowance liabilities recognized in prior periods that were not paid because actual amounts earned by distributors were less than amounts previously estimated. As a result of the sale of the Harpin Protein Technology to PHC, we expect sales allowances to be less than 1% of sales in 2007.

Cost of Goods Sold

Cost of goods sold includes the cost of products sold to distributors, idle capacity charges, royalty expense, shipping and handling and other costs necessary to deliver product to distributors, and the cost of products used for promotional purposes. Cost of goods sold was $2.2 million in 2006, a decrease of $0.3 million (12%) from $2.5 million in 2005, which increased $0.5 million (25%) from $2.0 million in 2004. The decrease in 2006 compared to 2005 is a result of less product waste from manufacturing activities, lower idle capacity charges and fewer products used for promotions. An increase in cost of products sold related to higher sales volumes in 2005 was offset by a reduction in idle capacity charges resulting from additional manufacturing activities in 2005 compared to 2004. In 2004, we also disposed of Messenger labels and boxes totaling $117,000 that were not usable due to the introduction of Messenger STS and we recorded a $153,000 net reduction to cost of goods sold to adjust our warranty liability based on our current expectations of future warranty claims.

Cost of goods sold includes manufacturing overhead costs incurred while our manufacturing plant was not in production of approximately $0.8 million in 2006, $0.9 million in 2005 and $1.3 million in 2004. The cost of products used for promotional purposes was $19,000 in 2006, $84,000 in 2005 and $53,000 in 2004. The decrease in 2006 compared to 2005 was due to the absence of new product introductions in 2006. The increase in 2005 over 2004 was primarily due the promotional product used in the introduction of N-Hibit and ProAct. As a result of the sale of the Harpin Technology to PHC, cost of goods sold are expected to decrease significantly in 2007. Royalty expenses and idle capacity charges are expected to cease as of February 28, 2007. We currently expect that the cost of products used for promotional purposes will be less than $5,000 in 2007.

Research and Development Expenses

Research and development expenses consist primarily of personnel, field trial, laboratory, regulatory, patent and facility expenses. Research and development expenses totaled $1.3 million in 2006, a decrease of $1.9 million (59%) from $3.2 million in 2005, which decreased $0.3 million (9%) from $3.5 million in 2004. The decrease from 2005 to 2006 was primarily a result of lower personnel, facility, depreciation and field trial costs. The decrease from 2004 to 2005 was primarily a result of lower facility and field trial costs, which were offset by an increase in depreciation and amortization. The increase in depreciation and amortization expense resulted from reducing the estimated useful life of leasehold improvements and certain equipment at our research facility. Prior to terminating this facility lease in September 2005, we were pursuing additional tenants to sublease lab and office space and we had expected to complete the sublease by December 2005. As a result of the sale of our Harpin Protein Technology to PHC, we expect research and development expenses to decrease to less than $100,000 in 2007.

Selling, General and Administrative Expenses

Selling, general and administrative expenses consist of personnel and related expenses for sales and marketing, executive and administrative personnel; advertising, marketing and professional fees; and other corporate expenses. Selling, general and administrative expenses totaled $4.8 million in 2006, a decrease of $0.6 million (11%) from $5.4 million in 2005, which decreased $1.0 million (23%) from $4.4 million in 2004. The decrease in 2006 from 2005 resulted primarily from reductions in personnel, advertising and marketing expenses and facility costs, offset by an increase in legal fees associated with sale of our Harpin Protein Technology to PHC totaling approximately $320,000. The increase in 2005 over 2004 resulted primarily from additional spending on advertising and marketing costs for the Home and Garden Market and relating to the introduction of our new products. As a result of the sale of Harpin Protein Technology to PHC, we expect selling, general and administrative expenses to decrease significantly in 2007.

Our business strategy moving forward is to use any revenues generated by our Home and Garden Business to support our operations while we explore whether there may be opportunities to realize potential value from our remaining business assets, primarily our tax loss carryforwards. As described below, we plan to engage legal and accounting professionals in 2007 to validate the underlying assumptions related to our tax loss carryforwards and analyze and provide advice on the options that may be available to preserve and maximize the potential use of our deferred tax assets, as well as on potential limitations and risks of such utilization strategy. We expect this to be an expensive and time consuming process, and we may not generate revenue from our Home and Garden Business or otherwise attract capital to support the process for its duration.

Effective January 1, 2006, we adopted the fair value recognition provisions of Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (“SFAS 123R”), using the modified-prospective transition method. Under this transition method, stock-based compensation expense was recognized in the consolidated financial statements for granted stock options. Compensation expense recognized included stock options granted subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS 123R, and the portion vesting in the period for options granted prior to, but not vested as of January 1,

2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123. As of December 31, 2006, total unrecognized stock-based compensation expense related to nonvested stock options was approximately $31,000 and we expected to recognize compensation expense related to these stock options of approximately $25,000 in 2007 and approximately $6,000 in 2008. Total stock-based compensation expense recognized in the consolidated statement of operations for the year ended December 31, 2006 was $242,000. Prior to the January 1, 2006 adoption of SFAS 123R, we accounted for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. Accordingly, because the stock option exercise price equaled the market price on the date of grant, no compensation expense was recognized for stock-based compensation. Results for prior periods have not been restated, as provided for under the modified-prospective method.

We estimate the fair value of stock options granted using the Black-Scholes-Merton option-pricing formula and a single option award approach. This fair value is then amortized on a straight-line basis over the requisite service periods of the awards, which is generally the vesting period. Options generally become exercisable over a three or four-year period and, if not exercised or earlier terminated, expire ten years after the grant date. The majority of our employees participate in our stock option program. This option-pricing model requires the input of highly subjective assumptions, including the option’s expected term and the price volatility of our stock. For the year ended December 31, 2006, the expected term of each award granted was calculated using the “simplified method” in accordance with Staff Accounting Bulletin No. 107. Prior to January 1, 2006, the expected term of the options represents the estimated period of time until exercise and is based on historical experience of similar awards, giving consideration to the contractual terms, vesting schedules and expectations of future employee behavior. Expected stock price volatility is based on historical volatility of our stock.

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

In the first half of 2006, we continued to incur losses from operations and actual sales, and growth rates for the first half of 2006 were significantly lower than expected. In reviewing our assets for impairment in connection with the preparation of our financial statements for the quarter ended June 30, 2006, we compared the carrying value of such assets to updated undiscounted cash flows expected from the use of this asset group. As a result of continuing operating losses and lower sales and growth rates in the first half of 2006 compared to forecasts, the carrying value of the group of assets exceeded undiscounted cash flows expected from the use of this asset group. Consequently, we concluded on July 31, 2006, that a charge for impairment to our equipment and leasehold improvements was required and a $4.9 million impairment loss was recognized at June 30, 2006. We estimated the fair value of equipment using an orderly liquidation method and leasehold improvements were estimated to have zero fair value. The impairment charge did not result in future cash expenditures.

In December 2005, we completed an efficiency analysis of our manufacturing processes, including an assessment of all manufacturing equipment and its usefulness in future manufacturing operations. As a result of this analysis, we recorded a loss of $1.7 million on equipment that we determined would not be used in future manufacturing operations and would be sold or disposed. The lower of carrying value or estimated fair value less estimated costs to sell of the equipment to be sold totaled $64,000 and $318,000 at December 31, 2006 and 2005, respectively, and is included in other current assets on the balance sheet.

Loss on write-down of inventory

In reviewing the impact of the sale of our Harpin Technology for potential asset impairments, we compared the carrying value at December 31, 2006 of assets sold to consideration received from PHC and recorded liabilities assumed by PHC on February 28, 2007. Based on this review, the carrying value of inventory sold to PHC exceeded the consideration received from PHC and recorded liabilities assumed by PHC and we recorded a $452,000 write-down of inventory as of December 31, 2006.

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

Gain on Property and Equipment

Gain on sale of property and equipment represents the amount of sales proceeds over the recorded value of property and equipment at the time of sale.

Loss on Facility Subleases

In April 2003, we subleased approximately 7,300 square feet of office space to another company under a five year sublease agreement. Due to declines in the real estate market, the rent we paid on the subleased space exceeded the initial rent to be collected under the sublease and we recorded a loss of $213,000. Due to the subtenant’s financial difficulties, the subtenant later reduced the rental payment and an additional loss of $153,000 was recorded in 2003. The subtenant vacated the space in October 2004 and we recorded an additional loss of $202,000 in 2004 based upon an estimate of the time needed to re-sublease the space and expected future rents to be collected.

Gain on sale of investment

In the first quarter of 2006, we sold a minority stock investment for $100,000 that resulted in a gain of $99,884.

Interest Income

Interest income consists primarily of earnings on our cash and cash equivalents. Interest income totaled $251,000 in 2006, a decrease of $44,000 (15%) from $295,000 in 2005, which increased of $71,000 (32%) from $224,000 in 2004. The decrease in 2006 compared to 2005 was due to significantly lower average cash balances available for investment offset by slightly higher interest rates in 2006. The increase in 2005 over 2004 was due to higher interest rates in 2005 offset by lower average cash balances available for investment.

Interest Expense

Interest expense consists of interest we paid on capital leases used to finance certain equipment purchases. No interest expense was paid in 2006 as all capital leases were settled in 2005. Interest expense totaled approximately $1,000 in 2005, a decrease of $2,000 from $3,000 in 2004. These decreases were due to lower average principal balances as we paid down the capital lease obligations.

Income Taxes

We have generated a net loss from operations for each period since we began doing business. As of December 31, 2006, we had accumulated approximately $115.8 million of net operating loss carryforwards for U.S. Federal income tax purposes, which expire between 2009 and 2026, and net operating loss carryforwards in 19 U.S. States that range between $12.5 million to $2,000 per state and expire between 2007 and 2026. Our total U.S. general business credit carryforwards were approximately $1.4 million and expire between 2013 and 2026. We have also accumulated approximately $1.4 million of net operating loss carryforwards in Mexico that expire between 2011 and 2016 and approximately $7.0 million in France, of which $4.2 million expires in 2007 and 2008 and $2.8 million does not expire. We have provided a valuation allowance against our net deferred tax assets because of the significant uncertainty surrounding our ability to realize value on such assets.

Our business strategy is to use any revenue generated by our Home and Garden Business to support our continued operations while we explore whether there may be opportunities to realize potential value from our remaining business assets, primarily our tax loss carryforwards. The strategy is extremely speculative and subject to a large number of risks and uncertainties including those set forth under the heading “Risk Factors” and elsewhere in this Annual Report. We have conducted only limited preliminary analysis of our ability to utilize of our tax loss carryforwards and have drawn no final conclusions about the viability of this strategy. We have not developed any specific plan as to whether, how or within what time frame we might pursue or implement this strategy. In order to confirm whether there are opportunities to realize potential value from our tax loss carryforwards, we plan to engage legal and accounting professionals during 2007 to validate the underlying assumptions related to our tax loss carryforwards and analyze and provide advice on the options that may be available to preserve and maximize the potential use of our tax loss carryforwards, as well as on potential limitations and risks of such utilization strategy. This will be an expensive and time consuming process, and we may not generate revenue from our Home and Garden Business or otherwise attract capital to support the process for its duration.

In the event we were to undergo an ownership change as defined in Section 382 of the Code, our net tax loss carryforwards generated prior to the ownership change would be subject to annual limitations, which could reduce, eliminate, or defer the utilization of these losses. Based upon a preliminary review of past changes in our ownership, we believe that we may have experienced one ownership change (as defined under Section 382) in October 2000 that would result in a limitation on our future ability to use tax loss carryforwards generated prior to that date. We do not believe that the sale of assets to PHC resulted in another ownership change that would further limit our future ability to use tax loss carryforwards generated after October 2000. However, we cannot assure you that the IRS or some other taxing authority may not disagree with our position and contend that we have already experienced other such ownership changes. In such case, our ability to use our tax loss carryforwards to offset future taxable income would be severely limited. If the sale of assets to PHC were deemed to result in an ownership change as defined in Section 382 of the Code, our tax loss carryforwards available to offset future taxable income could be limited to approximately $323,000 or less per year and the remainder of the tax loss carryforwards would expire as a result of the limitation. If an ownership change is not deemed to occur as a result of the sale to PHC, there is still the potential for an ownership change to occur under Section 382 as a result of future changes in stock ownership. Net operating loss carryforwards may expire if we do not generate sufficient income to utilize the losses before their normal expiration.

Generally, an ownership change occurs if one or more shareholders, each of whom owns 5% or more in value of a corporation’s stock, increase their aggregate percentage ownership by more than 50% over the lowest percentage of stock owned by such shareholders at any time during the preceding three-year period. For example, if a single shareholder owning 10% of our stock acquired an additional 50.1% of our stock in a three-year period, a change of ownership would occur. Similarly, if ten persons, none of whom owned our stock, each acquired slightly over 5% of our stock within a three-year period (so that such persons own, in the aggregate, more than 50%) an ownership change would occur. Ownership of stock is determined by certain constructive ownership rules which can attribute ownership of stock owned by entities (such as estates, trusts, corporations, and partnerships) to the ultimate indirect owner.

For purposes of this rule, all holders who each own less than 5% of a corporation’s stock are generally treated together as one (or, in certain cases, more than one) 5% shareholder. Transactions in the public markets among shareholders owning less than 5% of the equity securities generally are not included in the calculation. Special rules can result in the treatment of options (including warrants) or other similar interests as having been exercised if such treatment would result in an ownership change.

As we explore whether there may be opportunities to utilize our tax loss carryforwards, due to the importance of avoiding a future ownership change under the tax laws, we will be limited in our ability to issue additional stock in the future to provide capital for our business. We would only be able to issue such additional stock in a manner that would not cause an ownership change, for purposes of these rules, and thus our ability to access the equity markets could be restricted.

Finally, in addition to Section 382, certain other statutory provisions and common law doctrine could limit our opportunities to realize potential value from, or otherwise adversely affect our ability to preserve and utilize, our tax loss carryforwards.

The use of our tax loss carryforwards is subject to uncertainty because it is dependent upon the amount of taxable income we generate. We have no assurance that we will have sufficient taxable income in future years to use the tax loss carryforwards before they expire. We believe that our ability to achieve profitability may depend in substantial part on our ability to identify and acquire suitable acquisitions on favorable terms, so that we can increase our revenues and generate new income. We may seek additional capital from time to time, including through the sale of stock or other securities, which may result in dilution to existing shareholders. In addition, as noted above, the provisions of the Code and certain applicable IRS regulations will limit the number of shares of stock we can sell from time to time without causing a limitation on our ability to use our tax loss carryforwards to reduce our future tax obligations.

Liquidity and Capital Resources

Our operating expenditures have been significant since our inception. We currently anticipate that our operating expenses in 2007, although substantially less than our operating expenses in 2006, will significantly exceed net Home and Garden Product sales and that net losses and working capital requirements will consume a material amount of our cash resources in 2007. As described above, our future capital requirements will depend on the success of our Home and Garden Business and our ability to successfully implement our strategy of realizing potential value from our remaining business assets, primarily our tax loss carryforwards. We have no current intention to make substantial investments to grow our Home and Garden Business. We believe that the balance of our cash and cash equivalents at December 31, 2006 will be sufficient to meet our anticipated cash needs for net losses, working capital and capital expenditures for more than the next 12 months, although there can be no assurance in this regard.

At December 31, 2006, our cash and cash equivalents totaled $4.2 million, a decrease of $2.6 million from the balance of $6.8 million at December 31, 2005. In the first quarter of 2007, we received $1.1 million in net proceeds (after transaction costs) from the sale of the Harpin Protein Technology to PHC and we expect to collect an additional $700,000 upon payment of the promissory note in December 2007. Prior to October 2000, we financed our operations primarily through the private sale of our equity securities, resulting in net proceeds of $36.5 million through September 30, 2000. In October 2000, we received approximately $91.5 million in net proceeds from the initial public offering of 2,223,333 shares of our common stock. To a lesser extent, we have financed our equipment acquisitions through lease financings. We plan to finance our operations in 2007 using existing cash and cash equivalents. As discussed in detail above and in the section entitled “Risk Factors – Risks Related to Our Business Plan to Utilize Tax Loss Carryforwards,” our business strategy of exploring whether there may be opportunities to utilize our remaining business assets, including our tax loss carryforwards, will, due to the importance of avoiding a future ownership change under the tax laws, limit us in our ability to issue additional stock to provide capital for our business.

Net cash used in operations totaled $3.3 million in 2006, a decrease of $1.9 million (36%) from $5.2 million in 2005, which decreased $2.8 million (35%) from $8.0 million in 2004. Net cash used in operations of $3.3 million in 2006 resulted primarily from net loss of $9.4 million, which includes loss on impairment of equipment, leasehold improvements and inventory, depreciation and amortization, deferred rent payable, gain on property and equipment, gain on sale of investment and stock compensation expense totaling $5.9 million, and fluctuations in various asset and liability balances totaling $258,000. Net cash used in operations of $5.2 million in 2005 resulted primarily from net loss of $10.9 million, which includes depreciation and amortization, loss on termination of lease and loss on property and equipment totaling $5.5 million, and fluctuations in various asset and liability balances totaling $85,000. Net cash used in operations of $8.0 million in 2004 resulted primarily from net loss of $8.9 million, which includes depreciation and amortization and loss on subleases totaling $2.2 million, and fluctuations in various asset and liability balances totaling $1.4 million. We expect that cash used in operations in 2007, although substantially less than our cash used in operations in 2006, will continue to be significant.

We believe that the sale of our Harpin Protein Technology will have the following effects on our cash used in operations and cash resources in 2007:

•

Cash and cash equivalents increased by $1,500,000 on February 28, 2007 and are expected to increase by $700,751 on December 28, 2007, assuming collection in full of the promissory note. This increase will be offset by the payment of transaction costs totaling approximately $430,000 ($320,000 was incurred and recorded in 2006 and $110,000 was incurred and recorded in 2007). Cash and cash equivalents also are expected to increase by $287,000 for the release of restricted cash and return of deposit by the manufacturing and office facility lease landlord.

•	Current inventory is expected to decrease by approximately $2,172,000 for inventory sold to PHC. The remaining inventory will consist primarily of finished goods used for our Home and Garden Business.

•	Other current assets are expected to decrease by $64,000 for equipment classified as held for sale.
•	Property and equipment are expected to decrease by $696,962 for assets held and used.
•	Other long-term assets are expected to decrease by $287,000 for the release of restricted cash and return of deposit by the facility lease landlord.
•	Current accrued liabilities are expected to decrease by $59,625 due to PHC’s assumption of certain of those liabilities.
•

Other long-term liabilities are expected to decrease to zero in 2007 due to PHC’s assumption of the manufacturing and office facility lease liabilities recorded for rent expense in excess of rent payments and asset retirement obligation and the liability to CRF.

•	Product sales, cost of goods sold, research and development and selling, general and administrative expense are expected to decrease significantly in 2007.

Additionally, future minimum lease payments under the non-cancelable office and manufacturing facility lease totaling $184,970 in 2007, $229,424 in 2008 and $238,366 in 2009 were assumed by PHC as of February 28, 2007. We currently have no contractual obligations associated with capital and operating lease obligations.

Net cash provided by investing activities totaled $415,000 in 2006, $208,000 in 2005 and $10,000 in 2004 and resulted primarily from proceeds from the sale of equipment and, in 2006, the sale of an investment.

Net cash provided by financing activities in 2006 totaled $21,000 and represents proceeds from the exercise of stock options. Net cash used in financing activities totaled $2,000 in 2005, a reduction of $3,000 from $5,000 in 2004. The primary use of cash for financing activities during 2005 and 2004 was to pay down principal on our outstanding capital leases, offset by proceeds from the issuance of our common stock in connection with our stock option and employee stock purchase plans.

We conduct our operations in three primary functional currencies: the U.S. dollar, the euro and, until December 31, 2004, the Mexican peso. Historically, neither fluctuations in foreign exchange rates nor changes in foreign economic conditions have had a significant impact on our financial condition or results of operations. We currently do not hedge our foreign currency exposures and are, therefore, subject to the risk of exchange rates. We may invoice our international customers in U.S. dollars or euros, as the case may be. We are exposed to foreign exchange rate fluctuations as the financial results of foreign subsidiaries are translated into U.S. dollars in consolidation. Foreign exchange rate fluctuations did not have a material impact on our financial results in 2006, 2005 or 2004. As of December 31, 2004, we changed the functional currency of our Mexican subsidiary from the Mexican peso to the U. S. dollar due to lower activity in Mexico and the majority of transactions being denominated in U.S. dollars.

As of December 31, 2006, we had severance agreements with two employees, Dr. Zhongmin Wei, our former Chief Science Officer, and Bradley S. Powell, our President and Chief Financial Officer. These severance agreements require us to make severance payments equal to six months annual base salary if we terminate the executive’s employment without cause, as defined in the agreements. Dr. Wei’s severance agreement terminated on February 28, 2007, when he resigned from Eden Bioscience, and Mr. Powell’s severance agreement continues in effect. If we were required to make payments on Mr. Powell’s agreement, severance payments would total approximately $88,000.

As of December 31, 2006, we also had change-in-control agreements with Dr. Zhongmin Wei, our former Chief Science Officer, and Bradley S. Powell, our President and Chief Financial Officer. The agreements provide that, upon a change in control, as defined in the agreements, we or the acquiring company would continue to employ the executive, for a period of two years following such change in control. During that time, the agreements each provide that the position, authority, duties and responsibilities of the executives would be substantially the same as they were during the 90-day period prior to the change in control, and that their annual base salaries would be at least equal to their annual base salaries established by our board of directors prior to the change in control. If, during this two-year period, the employment of the executives is terminated by the us or the acquiring company, as applicable, other than for cause, as defined in the agreements, or by the executives for good reason, as defined in the agreements, the terminated executive would be entitled to receive (i) his annual base salary, and pro rata annual bonus, through the date of termination, and any deferred compensation; and (ii) a severance payment equal to twice the sum of his annual base salary and the average of his past three annual bonuses. In addition, the terminated employee’s unvested stock options would accelerate and become fully vested and exercisable. The sale of our Harpin Protein Technology is deemed a change in control under the agreements. As part of the sale of our Harpin Protein Technology assets, PHC assumed all obligations under the change-in-control agreement with Dr. Wei, including all obligations arising as a result of the closing of the sale, and Dr. Wei resigned as our Chief Science Officer on February 28, 2007 and commenced employment with PHC as of March 1, 2007. We continue to be responsible for our obligations under Mr. Powell’s change-in-control agreement. Based on his current annual salary and bonus history, the severance payment to Mr. Powell under his change-in-control agreement would be approximately $350,000. In addition, Mr. Powell’s unvested stock options would accelerate and become fully vested and exercisable.

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

Revenue Recognition

Prior to the sale of our Harpin Protein Technology assets in February 2007, we sold the majority of our products to independent, third-party distributors in the agricultural and horticultural markets. Our arrangements with those distributors provide no price protection or product-return rights. We recognize revenue from product sales, net of sales allowances, when product is delivered to our distributors and all of our significant obligations have been satisfied, unless acceptance provisions or other contingencies or arrangements exist, including whether collection is reasonably assured. If acceptance provisions or contingencies exist, revenue is recognized after such provisions or contingencies have been satisfied. As part of the analysis of whether all of our significant obligations have been satisfied or situations where acceptance provisions or other contingencies or arrangements exist, we consider the following elements, among others: sales terms and arrangements, including customer payment terms, historical experience and current incentive programs.

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

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable balances are reported net of customer-specific related sales allowances. In determining the adequacy of the allowance for doubtful accounts, we consider a number of factors, including the age of outstanding invoices, customer payment trends, the financial condition of our customers, historical bad debts and current economic trends. Based upon our analysis of outstanding net accounts receivable at December 31, 2006, no allowance for doubtful accounts was recorded. Changes in the factors above or other factors could result in a significant charge.

Inventory Valuation and Classification

Our inventory is valued at the lower of cost or market on an average cost basis. We regularly review inventory balances to determine whether a write-down is necessary. We consider various factors in making this determination, including recent sales history and predicted trends, industry market conditions, general economic conditions, the age of our inventory and recent quality control data. Changes in the factors above or other factors could result in significant inventory cost reductions and write-offs.

In reviewing for asset impairment in connection with the sale of our Harpin Protein Technology to PHC, we compared the carrying value at February 28, 2007 of assets sold to consideration received from PHC and recorded liabilities assumed by PHC. Based on this review, the carrying value of inventory sold to PHC exceeded the consideration received from PHC and recorded liabilities assumed by PHC. Accordingly, we recorded a $452,347 charge for impairment to inventory as of December 31, 2006.

We also review our inventory to determine inventory classification. Inventory expected to be utilized in the next twelve-month period is classified as current and inventory expected to be utilized beyond that period is classified as non-current. In determining the classification of inventory, we consider a number of factors, including historical sales experience and trends, existing distributor inventory, expansion into new markets, introduction of new products and estimates of future sales growth.

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

We continued to incur losses from operations and actual sales and growth rates for the first half of 2006 were significantly lower than expected. In reviewing for impairment in connection with the preparation of our financial statements for the quarter ended June 30, 2006, we compared the carrying value of such assets to updated undiscounted cash flows expected from the use of the asset group. As a result of continuing operating losses and lower sales and growth rates in the first half of 2006 compared to forecasts, the carrying value of the group of assets exceeded undiscounted cash flows expected from the use of this asset group. Consequently, we concluded on July 31, 2006 that a charge for impairment to our equipment and leasehold improvements was required and a $4.9 million impairment loss was recognized at June 30, 2006. We estimated the fair value of equipment using an orderly liquidation method and leasehold improvements were estimated to have zero fair value.

In December 2005, we completed an efficiency analysis of our manufacturing processes, including an assessment of all manufacturing equipment and its usefulness in future manufacturing operations. As a result of this analysis, we recorded a loss of $1.7 million on equipment that we determined would not be used in future manufacturing operations and would be sold or disposed. The lower of carrying value or estimated fair value less estimated costs to sell equipment to be sold totaled $64,000 and $318,000 at December 31, 2006 and 2005, respectively, and is included in other current assets on the balance sheet.

Stock-Based Compensation

We account for stock-based compensation in accordance with the fair value recognition provisions of SFAS 123R. We use the Black-Scholes-Merton option-pricing model which requires the input of highly subjective assumptions. These assumptions include estimating the length of time employees will retain their vested stock options before exercising them (“expected term”), the estimated volatility of our common stock price over the expected term and the number of options that will ultimately not complete their vesting requirements (“forfeitures”). Changes in the subjective assumptions can materially affect the estimate of fair value of stock-based compensation and consequently, the related amount recognized on the consolidated statements of operations.

Recent Accounting Pronouncements

In July 2006, the FASB issued Financial Interpretation No. 48, Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 specifies how tax benefits for uncertain tax positions are to be recognized, measured and derecognized in financial statements; requires certain disclosures of uncertain tax matters; specifies how reserves for uncertain tax positions should be classified in the balance sheet; and provides transition and interim-period guidance, among other provisions. FIN 48 is effective for fiscal years beginning after December 15, 2006 and, as a result, is effective for the Company beginning January 1, 2007. We do not expect the impact of FIN 48 to be significant to the consolidated financial statements at adoption, principally because of the full valuation against our net deferred assets.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements ("SFAS No. 157"). SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS No. 157 is effective for the Company beginning with fiscal year 2008. We are in the process of assessing the effect SFAS No. 157 may have on our consolidated financial statements.

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

Item 8. Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

Eden Bioscience Corporation

We have audited the accompanying consolidated balance sheets of Eden Bioscience Corporation and subsidiaries as of December 31, 2006 and 2005, and the related consolidated statements of operations, shareholders’ equity and comprehensive loss, and cash flows for each of the years in the three-year period ended December 31, 2006. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Eden Bioscience Corporation and subsidiaries as of December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 1 to the consolidated financial statements, Eden Bioscience Corporation and subsidiaries adopted the provisions of Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment, effective January 1, 2006.

/s/ KPMG LLP

Seattle, Washington

March 28, 2007

EDEN BIOSCIENCE CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

ASSETS

	December 31,
	2006	2005
Current assets:
Cash and cash equivalents	$4,185,225	$6,825,652
Accounts receivable, net of sales allowances	186,175	212,213
Inventory, current	2,284,300	1,713,274
Prepaid expenses and other current assets	289,892	580,938
Total current assets	6,945,592	9,332,077
Inventory, non-current	41,758	1,910,280
Property and equipment, net	698,061	5,967,122
Other assets	287,879	287,704
Total assets	$7,973,290	$17,497,183

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$279,224	$229,667
Accrued liabilities	528,284	1,260,405
Total current liabilities	807,508	1,490,072
Other long-term liabilities	456,722	250,428
Total liabilities	1,264,230	1,740,500

Commitments and contingencies

Shareholders’ equity:
Preferred stock, $.01 par value, 10,000,000 shares authorized; no shares issued and outstanding at December 31, 2006 and 2005	-	-
Common stock, $.0025 par value, 33,333,333 shares authorized; issued and outstanding shares – 8,149,554 shares at December 31, 2006; 8,135,554 shares at December 31, 2005	20,374	20,339
Additional paid-in capital	132,849,727	132,586,598
Accumulated other comprehensive income (loss)	91,896	(42,502)
Accumulated deficit	(126,252,937)	(116,807,752)
Total shareholders’ equity	6,709,060	15,756,683
Total liabilities and shareholders’ equity	$7,973,290	$17,497,183

The accompanying notes are an integral part of these consolidated financial statements.

37

EDEN BIOSCIENCE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2006	2005	2004

Product sales, net of sales allowances	$3,790,284	$3,763,615	$1,039,742

Operating expenses:
Cost of goods sold	2,194,977	2,479,965	2,023,338
Research and development	1,318,337	3,221,038	3,504,699
Selling, general and administrative	4,763,192	5,391,094	4,417,704
Loss on impairment of equipment and leasehold improvements	4,901,955	1,649,902	-
Loss on write-down of inventory	452,347	-	-
Lease termination loss	-	2,260,538	-
Gain on sale of property and equipment	(44,213)	(86,305)	-
Loss on facility subleases	-	-	202,007
Total operating expenses	13,586,595	14,916,232	10,147,748
Loss from operations	(9,796,311)	(11,152,617)	(9,108,006)

Other income (expense):
Gain on sale of investment	99,844	-	-
Interest income	251,282	295,365	224,405
Interest expense	-	(613)	(2,651)
Total other income	351,126	294,752	221,754
Loss before income taxes	(9,445,185)	(10,857,865)	(8,886,252)
Income taxes	-	-	-
Net loss	$(9,445,185)	$(10,857,865)	$(8,886,252)

Basic and diluted net loss per share	$(1.16)	$(1.34)	$(1.09)

Weighted average shares outstanding used to compute net loss per share – basic and diluted	8,144,680	8,131,025	8,123,489

The accompanying notes are an integral part of these consolidated financial statements.

EDEN BIOSCIENCE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY AND COMPREHENSIVE LOSS

	Outstanding Shares Common Stock	Common Stock	Additional Paid-in Capital	Accumulated Other Com- prehensive Income (Loss)	Accumulated Deficit	Total Shareholders’ Equity
Balance at December 31, 2003	8,120,595	$20,301	$132,563,966	$(85,381)	$(97,063,635)	$35,435,251
Comprehensive loss:
Net loss	-	-	-	-	(8,886,252)	(8,886,252)
Cumulative translation adjustment	-	-	-	47,706	-	47,706
Comprehensive loss						(8,838,546)
Sale of common stock	6,626	17	12,653	-	-	12,670
Balance at December 31, 2004	8,127,221	20,318	132,576,619	(37,675)	(105,949,887)	26,609,375
Comprehensive loss:
Net loss	-	-	-	-	(10,857,865)	(10,857,865)
Cumulative translation adjustment	-	-	-	(4,827)	-	(4,827)
Comprehensive loss						(10,862,692)
Sale of common stock	8,333	21	9,979	-	-	10,000
Balance at December 31, 2005	8,135,554	20,339	132,586,598	(42,502)	(116,807,752)	15,756,683
Comprehensive loss:
Net loss	-	-	-	-	(9,445,185)	(9,445,185)
Cumulative translation adjustment	-	-	-	134,398	-	134,398
Comprehensive loss						(9,310,787)
Stock option compensation expense	-	-	242,164	-	-	242,164
Exercise of stock options	14,000	35	20,965	-	-	21,000
Balance at December 31, 2006	8,149,554	$20,374	$132,849,727	$91,896	$(126,252,937)	$6,709,060

The accompanying notes are an integral part of these consolidated financial statements.

EDEN BIOSCIENCE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2006	2005	2004
Cash flows from operating activities:
Net loss	$(9,445,185)	$(10,857,865)	$(8,886,252)
Adjustments to reconcile net loss to cash used in
operating activities:
Depreciation and amortization	350,744	1,952,027	1,976,290
Deferred rent payable	74,537	33,704	50,556
Accretion expense	31,757	28,187	25,015
Gain on sale of investment	(99,884)	-	-
Stock compensation expense	242,164	-	-
Loss on impairment of equipment and leasehold improvements	4,901,955	1,649,902	-
Loss on write-down of inventory	452,347	-	-
Loss on property and equipment on lease termination	-	3,480,883	-
Termination of lease obligations	-	(2,724,124)	-
Forfeiture of security deposit on lease termination	-	1,250,000	-
Gain on sale of property and equipment	(44,213)	(86,305)	(275)
Loss on facility subleases	-	-	202,007
Changes in assets and liabilities:
Accounts receivable	38,979	(179,777)	127,431
Inventory	779,299	295,307	(999,103)
Prepaid expenses and other assets	36,341	259,329	307,568
Accounts payable	49,558	38,336	87,605
Accrued liabilities	(646,461)	8,753	(379,489)
Accrued loss on facility subleases	-	(336,915)	(524,361)
Net cash used in operating activities	(3,278,062)	(5,188,558)	(8,013,008)

Cash flows from investing activities:
Purchases of property and equipment	(16,377)	(19,147)	(2,586)
Proceeds from sale of investment	100,000	-	-
Proceeds from disposal of property and equipment	331,366	226,908	13,040
Net cash from investing activities	414,989	207,761	10,454

Cash flows from financing activities:
Reduction in capital lease obligations	-	(11,572)	(17,257)
Proceeds from issuance of stock	21,000	10,000	12,670
Net cash from financing activities	21,000	(1,572)	(4,587)

Effect of foreign currency exchange rates on cash and cash equivalents	201,646	(52,364)	44,187

Net decrease in cash and cash equivalents	(2,640,427)	(5,034,733)	(7,962,954)
Cash and cash equivalents at beginning of period	6,825,652	11,860,385	19,823,339
Cash and cash equivalents at end of period	$4,185,225	$6,825,652	$11,860,385

Supplemental disclosures:
Cash paid for interest	$-	$613	$2,651

The accompanying notes are an integral part of these consolidated financial statements.

EDEN BIOSCIENCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Organization and Summary of Significant Accounting Policies

Organization and Business

Eden Bioscience Corporation (“Eden Bioscience” or the “Company”) was incorporated in the State of Washington on July 18, 1994. On February 28, 2007, the Company sold its proprietary harpin protein-based technology and substantially all of its assets used in the manufacturing and distribution of harpin-based products to the worldwide agricultural and horticultural markets to Plant Health Care, Inc. The Company’s business strategy after the sale is to sell harpin protein-based products to the home and garden market (the “Home and Garden Business”) and use its available cash and any revenue generated from its Home and Garden Business to explore whether there may be opportunities to realize potential value from its remaining business assets, primarily its tax loss carryforwards.

The Company is subject to a number of risks including, among others: realizing potential value from tax loss carryforwards is highly speculative and subject to numerous material uncertainties, dependence on a limited number of products and the commercialization of those products, which may not be successful; reliance on independent distributors and retailers to sell the Company’s products; ability to retain existing personnel; and competition from other companies with greater financial, technical and marketing resources.

On April 17, 2006, the Company amended its Restated Articles of Incorporation to reduce the Company’s number of authorized shares of common stock from 100,000,000 to 33,333,333 and to effect a 1-for-3 reverse stock split of the Company’s outstanding common stock. The reverse stock split was effective at 5:00p.m., Pacific daylight time, on April 18, 2006 and the Company’s common stock began trading as adjusted for the reverse stock split on April 19, 2006. As a result of the reverse stock split, each three shares of common stock were exchanged for one share of common stock, with cash being issued for any fractional shares, and the total number of shares outstanding was reduced from approximately 24.4 million shares to approximately 8.1 million shares. The Company has retroactively adjusted all the share information to reflect the reverse stock split in the accompanying consolidated financial statements and footnotes.

Liquidity

The Company’s operating expenditures have been significant since its inception. The Company currently anticipates that its operating expenses in 2007, although substantially less than its operating expenses in 2006, will significantly exceed net sales of its harpin protein-based products (“Home and Garden Products”) to retail distributors and consumers (the “Home and Garden Market”) and that net losses and working capital requirements will consume a material amount of its cash resources in 2007. The Company’s future capital requirements will depend on the success of its Home and Garden Business and its ability to successfully implement its strategy of realizing potential value from its remaining business assets, primarily its tax loss carryforwards. The Company does not plan to make a substantial investment toward the development of its Home and Garden Business. Management of the Company believes that the balance of its cash and cash equivalents at December 31, 2006 will be sufficient to meet its anticipated cash needs for net losses, working capital and capital expenditures for more than the next 12 months, although there can be no assurance in that regard.

Principles of Consolidation

The consolidated financial statements include the accounts of Eden Bioscience and its wholly-owned subsidiaries. Intercompany transactions and balances have been eliminated.

Segments

The Company had one operating segment historically - the development and commercialization of natural protein-based products.

Estimates Used in Financial Statement Preparation

The preparation of financial statements in conformity with generally accepted accounting principles in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Examples include fair value and depreciable

41

EDEN BIOSCIENCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

lives of property and equipment; expense accruals; provisions for sales allowances, warranty claims, inventory valuation and classification; cash flow projections used in evaluating whether asset impairment loss is recorded; losses on facility subleases; fair value of stock compensation arrangements and bad debts. Such estimates and assumptions are based on historical experience, where applicable, management’s plans, use of third-party valuation specialist and other assumptions. Estimates and assumptions are reviewed periodically and the effects of revisions are reflected in the consolidated financial statements prospectively when they are determined to be necessary. Actual results could differ from these estimates.

Cash and Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. Cash equivalents are stated at cost, which approximates market.

Accounts Receivable

Accounts receivable balances are reported net of customer-specific related sales allowances of zero and $20,000 at December 31, 2006 and 2005, respectively. In determining the adequacy of the allowance for doubtful accounts, the Company considers a number of factors, including the aging of the accounts receivable portfolio, customer payment trends, the financial condition of its customers, historical bad debts and current economic trends. Based upon an analysis of outstanding net accounts receivable, no allowance for doubtful accounts was recorded at December 31, 2006 or 2005 and there were no write-offs in 2006 or 2005.

Inventory

Inventory is valued at the lower of average cost or market. Costs include material, labor and overhead. The Company estimates inventory cost reductions based on expected sales value, including expected bulk sale, the results of quality control testing and the amount and age of product in the Company’s inventory.

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

Property and Equipment

As of December 31, 2006, equipment and leasehold improvements are stated at estimated fair value as a result of asset impairment charges recorded at June 30, 2006. Prior to June 30, 2006, equipment and leasehold improvements were stated at historical cost. Improvements and replacements are capitalized. Maintenance and repairs are expensed when incurred. The provision for depreciation and amortization is determined using straight-line and units-of-production methods, which allocate costs less salvage value over their estimated useful lives of two to twenty years. Leasehold improvements are amortized over the shorter of their estimated useful lives or lease term, which range between two to ten years. Substantially all of the Company’s property and equipment are in the United States.

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

Other Assets

Other assets consist principally of restricted investments held as deposits in connection with the Company’s operating lease.

EDEN BIOSCIENCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

Gross product sales and sales allowances are as follows:

	Year Ended December 31,
	2006	2005	2004
Gross product sales	$4,128,926	$4,217,177	$1,074,368
Sales allowances	(507,932)	(544,933)	(129,863)
Elimination of previously recorded sales allowance liabilities	169,290	91,371	95,237
Product sales, net of sales allowances	$3,790,284	$3,763,615	$1,039,742

Gross product sales by geographical region were:

	Year Ended December 31,
	2006	2005	2004
United States	$3,789,664	$3,134,058	$539,479
Spain	140,224	888,178	528,826
Other regions	199,038	194,941	6,063
Product sales	$4,128,926	$4,217,177	$1,074,368

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

EDEN BIOSCIENCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Advertising Costs

Advertising costs are expensed as incurred. The Company incurred advertising expenses of $499,674 in 2006, $768,926 in 2005 and $296,849 in 2004.

Research and Development Expenses

Research and development costs are expensed as incurred.

Accounting for Stock Compensation

The Company maintains a stock equity incentive plan under which it may grant non-qualified stock options, incentive stock options or restricted stock to employees, non-employee directors and consultants. Prior to the January 1, 2006 adoption of Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (“SFAS 123R”), the Company accounted for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. Accordingly, because the stock option grant price equaled the market price on the date of grant, no compensation expense was recognized by the Company for stock-based compensation. As permitted by FASB Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (“SFAS 123”), stock-based compensation was included as a pro forma disclosure in the notes to the consolidated financial statements.

Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS 123R, using the modified-prospective transition method. Under this transition method, stock-based compensation expense was recognized in the consolidated financial statements for granted stock options. Compensation expense recognized included the estimated expense for stock options granted subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS 123R, and the estimated expense for the portion vesting in the period for options granted prior to, but not vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123. Results for prior periods have not been restated, as provided for under the modified-prospective method. Total stock-based compensation expense recognized in the consolidated statement of operations for the year ended December 31, 2006 was $242,164.

The following table shows the impact of adoption of SFAS 123R on net loss and loss per share for the year ended December 31, 2006:

	Year Ended December 31, 2006
	As Reported Following SFAS 123R	If Reported Following APB 25
Net loss	$(9,445,185)	$(9,203,021)

Loss per share:
Basic and diluted - as reported	$(1.16)	$(1.13)

The following table shows the effect on net loss and loss per share had compensation cost been recognized based upon the estimated fair value on the grant date of stock options in accordance with SFAS 123, as amended by FASB Statement of Financial Accounting Standards No. 148 Accounting for Stock-Based Compensation – Transition and Disclosure:

EDEN BIOSCIENCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Year Ended December 31,
	2005	2004
Net loss, as reported	$(10,857,865)	$(8,886,252)
Deduct total stock-based employee compensation expense under fair value based method	(646,672)	(779,031)
Pro forma net loss	$(11,504,537)	$(9,665,283)

Loss per share:
Basic and diluted - as reported	$(1.34)	$(1.09)
Basic and diluted - pro forma	$(1.41)	$(1.19)

Disclosures for the year ended December 31, 2006 are not presented because the amounts are recognized in the consolidated financial statements.

The fair value for stock awards was estimated at the date of grant using the Black-Scholes-Merton (“BSM”) option valuation model with the following weighted average assumptions:

	December 31,
	2006	2005	2004
Expected term (in years)	6.25	5.0	5.0
Expected stock price volatility	95%	96%	98%
Risk-free interest rate	4.29%	4.35%	3.34%
Expected dividend yield	-	-	-
Estimated fair value per option granted	$0.57	$0.46	$0.81

For the year ended December 31, 2006, the expected life of each award granted was calculated using the “simplified method” in accordance with Staff Accounting Bulletin No. 107. Prior to January 1, 2006, the expected term of the options represents the estimated period of time until exercise and is based on historical experience of similar awards, giving consideration to the contractual terms, vesting schedules and expectations of future employee behavior. Expected stock price volatility is based on historical volatility of the Company’s stock. The risk-free interest rate is based on the implied yield available on U.S. Treasury zero-coupon issues with an equivalent remaining term. The Company has not paid dividends in the past and does not plan to pay any dividends in the near future.

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

Income Taxes

The Company accounts for income taxes under the provisions of FASB Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes (“SFAS No. 109”). SFAS No. 109 requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the differences between the financial reporting and tax bases of assets and liabilities and operating loss and tax credit carryforwards using enacted tax rates in effect for the year in which the differences and carryforwards are expected to reverse.

Foreign Currency Translation

The Company conducts its operations in three primary functional currencies: the U.S. dollar, the euro and, until December 31, 2004, the Mexican peso. Balance sheet accounts of the Company’s foreign operations are translated from foreign currencies into U.S. dollars at period-end exchange rates while income and expenses are translated at average exchange rates during the period. Cumulative translation gains or losses related to net assets located outside

EDEN BIOSCIENCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

the U.S. are shown as a component of shareholders’ equity. Gains and losses resulting from foreign currency transactions, which are denominated in a currency other than the entity’s functional currency, are included in the consolidated statements of operations. There were no significant gains or losses on foreign currency transactions in 2006, 2005 or 2004. As of December 31, 2004, the Company changed the functional currency of its Mexican subsidiary from the Mexican peso to the U. S. dollar due to lower activity in Mexico and the majority of transactions being denominated in U.S. dollars. The impact of this change was not material.

Prospective Accounting Pronouncements

In July 2006, the FASB issued Financial Interpretation No. 48, Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 specifies how tax benefits for uncertain tax positions are to be recognized, measured and derecognized in financial statements; requires certain disclosures of uncertain tax matters; specifies how reserves for uncertain tax positions should be classified in the balance sheet; and provides transition and interim-period guidance, among other provisions. FIN 48 is effective for fiscal years beginning after December 15, 2006 and, as a result, is effective for the Company beginning January 1, 2007. The Company does not expect the impact of FIN 48 to be significant to the consolidated financial statements at adoption, principally because of the full valuation against the Company’s net deferred assets.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements ("SFAS No. 157"). SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS No. 157 is effective for the Company beginning with fiscal year 2008. The Company is in the process of assessing the effect SFAS No. 157 may have on the consolidated financial statements.

Accounting Pronouncements Implemented

In September 2006, the SEC issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements in Current Year Financial Statements (“SAB 108”). SAB 108 addresses how the effects of prior year uncorrected misstatements should be considered when quantifying misstatements in current year financial statements. SAB 108 requires companies to quantify misstatements using a balance sheet and income statement approach and to evaluate whether either approach results in quantifying an error that is material in light of relevant quantitative and qualitative factors.  SAB 108 was applicable for the Company beginning in the fourth quarter of 2006. The impact of adopting SAB No. 108 was not significant to the consolidated financial statements.

In December 2004, the FASB issued Statement of Financial Accounting Standards No. 151, Inventory Costs – An Amendment of ARB No.43 (“SFAS No. 151”), which clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Under this Statement, such items are recognized as current-period charges. In addition, the Statement requires that allocation of fixed production overheads to the costs of conversion be based on normal capacity of the production facilities. This Statement was effective for the Company for inventory costs incurred on or after January 1, 2006. The impact of adopting SFAS No. 151 was not significant to the consolidated financial statements.

In May 2005, the FASB issued Statement of Financial Accounting Standards No. 154, Accounting Changes and Error Corrections (“SFAS No. 154”), which applies to all voluntary changes in accounting principles and revised the requirement for accounting for and reporting a change in accounting principles. SFAS 154 requires retrospective application to prior periods’ financial statements for voluntary changes in accounting principle and changes required by new accounting standards when the standard does not provide specific translation provisions, unless it is impracticable to do so. The statement did not change the transition provisions of any existing accounting pronouncements, including those that were in a transition phase as of the effective date of SFAS 154.

Net Loss per Share

Basic net loss per share is the net loss divided by the average number of shares outstanding during the period. Diluted net loss per share is the net loss divided by the sum of the average number of shares outstanding during the period plus the additional shares that would have been issued had all dilutive warrants and options been exercised, less shares that would be repurchased with the proceeds from such exercise using the treasury stock method. The effect of including outstanding options and warrants is antidilutive for all periods presented. Therefore, options and warrants have been excluded from the calculation of diluted net loss per share. Shares issuable pursuant to stock

EDEN BIOSCIENCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

options and warrants that have not been included in the above calculations because they are antidilutive totaled 741,384 in 2006, 882,583 in 2005 and 940,192 in 2004.

Reclassifications

Certain reclassifications have been made to the prior years’ financial statements to conform to classifications used in the current year.

2. Sale of Harpin Protein Technology to Plant Health Care, Inc. (“PHC”)

On February 28, 2007, under the terms of an asset purchase agreement, the Company sold its proprietary harpin-based technology and substantially all of its assets used in the manufacturing and distribution of harpin-based products to the agricultural and horticultural markets (“Harpin Protein Technology”) to PHC for $1,500,000 in cash, a promissory note in the principal amount of $700,751 payable on December 28, 2007 and the assumption by PHC of certain of the liabilities relating to or arising out of the Company’s Harpin Protein Technology. The promissory note has an interest rate of 5% per annum and is secured by equipment, certain intellectual property and other assets acquired by PHC and unconditionally guaranteed by PHC’s indirect parent, Plant Health Care plc. Harpin Protein Technology includes substantially all of the Company’s assets used in the creation of plant health technology incorporating harpin proteins and the manufacture of biopesticide, plant health and nutrient products utilizing the Harpin Protein Technology. These assets include all intellectual property, contracts (including the Company’s license agreement with the Cornell Research Foundation (“CRF”) and manufacturing and office facility lease), equipment and inventory related to the Company’s worldwide agricultural and horticultural markets.

In reviewing the impact of the sale of the Company’s Harpin Protein Technology to PHC for potential asset impairments, the Company compared the carrying value at December 31, 2006 of assets sold to consideration received from PHC and recorded liabilities assumed by PHC on February 28, 2007. Based on this review, the carrying value of inventory sold to PHC exceeded the consideration received from PHC and recorded liabilities assumed by PHC, as follows:

Cash portion of purchase price	$ 1,500,000
Promissory note portion of purchase price	700,751
Inventory sold to PHC subsequent to December 31, 2006	281,044
Assets sold to PHC:
Inventory sold to PHC (including $281,044 sold between January 1, 2007 and February 27, 2007)	(2,624,405)
Estimated fair value of equipment held for sale	(75,000)
Estimated fair value of property and equipment held and used	(755,350)
Liabilities assumed by PHC:
Accrued liabilities	59,625
Other long-term liabilities	460,988
Impairment on sale of assets to PHC	$ (452,347)

Since the estimated fair values of equipment held for sale and property and equipment held and used exceeds recorded values, the Company recorded a $452,347 write-down of inventory as of December 31, 2006.

Under the asset purchase agreement, all liabilities and obligations under the Company’s non-cancelable office and manufacturing facility lease were assigned to PHC as of February 28, 2007, including future minimum lease payments totaling $184,970 in 2007, $229,424 in 2008 and $238,366 in 2009. PHC provided all of the deposits required by the lease to the landlord and the Company’s restricted cash and deposit totaling $287,000 were released by the landlord and returned to the Company in March 2007. In conjunction with the assignment of this lease, PHC also assumed the Company’s liabilities recorded for rent expense in excess of rent payments of $74,537 at December 31, 2006 and the Company’s asset retirement obligation associated with this facility lease. Following is a reconciliation of the asset retirement obligation liability, which is included in other long-term liabilities:

Balance at December 31, 2005	$ 238,272
Accretion expense for 2006	31,757
Balance at December 31, 2006	$ 270,029

EDEN BIOSCIENCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Under the asset purchase agreement, all rights, liabilities and obligations under the Company’s exclusive worldwide licensing agreement with CRF for certain patents, patent applications and biological material relating to harpin proteins and related technology have been assigned to PHC. As consideration for the license, the Company originally issued 133,333 shares of common stock to CRF in May 1995, funded certain research and development activities at Cornell University and agreed to pay a 2% royalty on net sales of current Harp-N-Tek Products that incorporate the licensed technology, subject to a $200,000 minimum annual royalty payment. Effective July 1, 2006, the license agreement was amended to establish a development fund at CRF to advance harpin technology and reduced the minimum obligation required to maintain the rights under the license agreement to contributions to the development fund of $100,000 in each of the 2006, 2007 and 2008 license years. The amendment also required a payment to CFR of $100,000 by May 30, 2008, which is recorded in other long-term liabilities on the balance sheet at December 31, 2006.

All of the Company’s obligations under the change-in-control agreement with Dr. Zhongmin Wei, the Company’s former Chief Science Officer, were assigned to PHC and Dr. Wei resigned from the Company on February 28, 2007. The agreement provides that, upon a change in control, as defined in the agreement, the Company or the acquiring company, would continue to employ Dr. Wei for a period of two years following such change in control. During that time, the agreement provides that the position, authority, duties and responsibilities of Dr. Wei would be substantially the same as they were during the 90-day period prior to the change in control, and that his annual base salary would be at least equal to his annual base salary established by the Company’s Board of Directors prior to the change in control. If, during this two-year period, the employment of Dr. Wei is terminated by the acquiring company other than for cause, as defined in the agreements, or by the executive for good reason, as defined in the agreement, the terminated executive would be entitled to receive (i) his annual base salary, and pro rata annual bonus, through the date of termination, and any deferred compensation; and (ii) a severance payment equal to twice the sum of his annual base salary and the average of his past three annual bonuses.

The Company retained its cash, accounts receivable, tax attributes and assets relating to its Home and Garden Business, consisting primarily of inventory designated for the Home and Garden Market. In conjunction with the sale of its Harpin Protein Technology, the Company entered into a license and supply agreement with PHC, pursuant to which PHC granted the Company an exclusive worldwide right and license to sell harpin protein-based products for the protection of plants and seeds and the promotion of plant health in the Home and Garden Market and a royalty free, exclusive worldwide license to use the Messenger, MightyPlant and Harp-N-Tek trademarks in connection with the sale of its Home and Garden Products. Under the license and supply agreement, PHC will supply the Company harpin proteins and harpin-protein based products for its Home and Garden Business. The license and supply agreement will continue until the expiration of the last U.S. or foreign patent relating to the products held or acquired by PHC in connection with the asset purchase agreement and, thereafter, for automatic additional consecutive five year periods. The Company retained all liabilities associated with the Home and Garden Business and all liabilities associated with its Harpin Protein Technology that occurred or existed prior to February 28, 2007 that were not specifically assumed by PHC.

The Company has indemnified PHC and Plant Health Care plc, and PHC and Plant Health Care plc have indemnified the Company, for any damages incurred in connection with a breach of the Company’s or PHC’s and Plant Health Care plc’s respective representations and warranties, covenants or obligations contained in the asset purchase agreement. The Company has also indemnified PHC in connection with any losses relating to liabilities and obligations that the Company retained after the sale of the Harpin Protein Technology, and PHC and Plant Health Care plc have indemnified the Company against any losses relating to liabilities and obligations that PHC assumed in connection with the purchase of the Harpin Protein Technology or that arise in connection with the ownership and operation of the Harpin Protein Technology after February 28, 2007. The indemnification obligation will not apply until the aggregate amount of losses for which any party otherwise is entitled to be indemnified exceeds $50,000, at which time the indemnified party will be entitled to be paid for the full amount of all losses, up to a maximum amount of $700,751, the principal amount of PHC’s promissory note.

EDEN BIOSCIENCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. Shareholders’ Equity

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

The Board of Directors has the authority to determine all matters relating to options to be granted under the Stock Option Plans, including designation as incentive or nonqualified stock options, the selection of individuals to be granted options, the number of shares subject to each grant, the exercise price, the term and vesting period, if any. Generally, options vest over periods ranging from three to five years and expire ten years from date of grant. The Board of Directors reserved an initial total of 500,000 shares of common stock under the 2000 Plan, plus an automatic annual increase equal to the lesser of (a) 500,000 shares; (b) 5% of the outstanding shares of common stock on a fully diluted basis as of the end of the immediately preceding year; and (c) a lesser amount as may be determined by the Board of Directors. No additional shares were added to the 2000 Plan on January 1, 2007, 2006 or 2005.

At December 31, 2006, the Company had reserved 179,773 shares of common stock for issuance under the 1995 Plan, all of which had been granted, and 1,082,951 shares for issuance under the 2000 Plan, including 582,951 shares transferred from the 1995 Plan. Options totaling 561,611 under the 2000 Plan had been granted at December 31, 2006, leaving 521,340 options available for future grant.

The fair value of each stock option granted is estimated on the date of grant using the BSM option valuation model. The assumptions used to calculate the fair value of options granted are evaluated and revised, as necessary, to reflect market conditions and the Company’s experience. Options granted are valued using the single option valuation approach, and the resulting expense is recognized over the entire requisite service period on a straight-line basis. Compensation expense is recognized only for those options expected to vest, with forfeitures estimated at the date of grant and at each balance sheet date based on the Company’s historical experience and future expectations. Prior to the adoption of SFAS 123R, the effect of forfeitures on the pro forma expense amounts was recognized as the forfeitures occurred.

The following table summarizes stock option activity:

	Number of Options	Weighted Average Exercise Price Per Option	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Balance at December 31, 2003	849,601	$ 9.15
Granted	115,666	3.24
Forfeited	(91,787)	5.64
Balance at December 31, 2004	873,480	8.73
Granted	70,000	1.86
Forfeited	(60,942)	10.86
Balance at December 31, 2005	882,538	8.04
Granted	9,999	2.16
Exercised	(14,000)	1.50
Forfeited	(137,153)	6.72
Balance at December 31, 2006	741,384	8.31	4.3	$0

Exercisable at December 31, 2006	719,366	$ 9.04	4.2	$0

The aggregate intrinsic value in the table above is based on the Company’s closing stock price of $0.57 as of December 31, 2006, which would have been received by the optionees had all in-the-money options been exercised on that date. As of December 31, 2006, total unrecognized stock-based compensation expense related to nonvested stock options was approximately $31,000 and the Company expects to recognize $25,000 in 2007 and $6,000 in 2008.

EDEN BIOSCIENCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table summarizes stock option information at December 31, 2006:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted-Average Remaining Contractual Life (in years)	Weighted- Average Exercise Price	Number Outstanding	Weighted- Average Exercise Price
$1.62 - 3.00	119,835	3.8	$ 2.41	97,949	$ 2.44
4.20 - 5.55	463,382	5.1	4.80	463,250	4.80
6.00 -18.00	92,000	1.7	11.37	92,000	11.37
21.00-42.00	66,167	3.1	39.34	66,167	39.34
	741,384	4.3	8.31	719,366	9.04

Stock options exercisable were 629,969 and 524,502 at December 31, 2005 and 2004, respectively. The weighted-average exercise prices of options exercisable were $9.48 and $10.80 at December 31, 2005 and 2004, respectively.

Common Stock Warrants

In August 2000, the Company issued warrants to purchase 44,444 shares of its common stock at $45.00 per share to Stephens Group, Inc. (“Stephens”) and warrants to purchase 22,222 shares of its common stock at $45.00 per share to WBW Trust Number One (“WBW”), in connection with credit facilities it established with these entities. The Company also paid loan commitment fees of $200,000 to Stephens and $100,000 to WBW. Under the terms of the credit facilities, the Company had the ability to borrow up to $10 million from Stephens and $5 million from WBW. The Company did not borrow any amounts pursuant to the credit facilities and, with the completion of the initial public offering, no longer has the ability to borrow any amounts under the credit facilities. One of the Company’s directors, William T. Weyerhaeuser, is trustee of WBW. At the time, Stephens beneficially owned approximately 10% of the Company’s common stock (approximately 17% at December 31, 2006) and Jon E. M. Jacoby, a director of the Company, was also a director and an executive vice president of Stephens. The warrants expired in August 2005.

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

The 2000 Stock Purchase Plan authorized the issuance of a total of 166,666 shares of common stock, plus an automatic annual increase equal to the lesser of (a) 83,333 shares; (b) 1% of the outstanding shares of common stock as of the end of the immediately preceding fiscal year on a fully diluted basis; and (c) a lesser amount determined by the Board of Directors. No additional shares were added to the 2000 Stock Purchase Plan on January 1, 2005 or 2004. A total of 8,333 shares were purchased under the plan in 2005, for total proceeds of $10,000 and 6,626 shares of stock were purchased under the plan in 2004, for total proceeds of $12,670. The 2000 Stock Purchase Plan was terminated by the Board of Directors in November 2005.

EDEN BIOSCIENCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4. Inventory

Inventory, at the lower of average cost or market as described in Notes 1 and 2, consisted of the following:

	December 31,
	2006	2005
Raw materials	$418,597	$503,259
Bulk manufactured goods	340,313	561,318
Finished goods	1,567,148	2,558,977
Total inventory	2,326,058	3,623,554
Less non-current portion of inventory	(41,758)	(1,910,280)
Current portion of inventory	$2,284,300	$1,713,274

The non-current portion of inventory consists primarily of raw materials, bulk manufactured goods and finished goods that the Company does not expect to utilize in the twelve months following the balance sheet date.

5. Property and Equipment

Property and equipment consisted of the following:

	December 31,
	2006	2005
Equipment	$698,061	$6,858,009
Leasehold improvements	-	3,557,590
Total property and equipment	698,061	10,415,599
Less accumulated depreciation and amortization	-	(4,448,477)
Net property and equipment	$698,061	$5,967,122

Property and equipment consists primarily of assets used to manufacture and sell our products and assets used in our research and administration. For the purpose of assessing asset impairment, the Company has grouped all of these assets together in one asset group because administration and research activities support manufacturing and sales activities and do not have a separate identifiable cash flow. The Company periodically reviews the carrying values of property and equipment to determine whether such assets have been impaired. An impairment loss must be recorded pursuant to FASB Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, when the undiscounted net cash flows expected to be realized from the use of such assets are less than their carrying value. The determination of expected undiscounted net cash flows requires the Company to make many estimates, projections and assumptions, including the lives of the assets, future sales and expense levels, additional capital investments or expenditures necessary to maintain the assets, industry market trends and general and industry economic conditions.

The Company continued to incur losses from operations and actual sales, and growth rates for the first half of 2006 were significantly lower than expected. In reviewing for impairment in connection with the preparation of the Company’s financial statements for the quarter ended June 30, 2006, the Company compared the carrying value of such assets to updated undiscounted cash flows expected from the use of the asset group. As a result of continuing operating losses and lower sales and growth rates in the first half of 2006 compared to forecasts, the carrying value of the group of assets exceeded undiscounted cash flows expected from the use of this asset group. Consequently, the Company concluded on July 31, 2006 that a charge for impairment to its equipment and leasehold improvements was required and a $4.9 million impairment loss was recognized in the consolidated financial statements as of June 30, 2006. The Company estimated the fair value of equipment using an orderly liquidation method and leasehold improvements were estimated to have zero fair value.

In December 2005, the Company completed an efficiency analysis of its manufacturing processes, including an assessment of all manufacturing equipment and its usefulness in future manufacturing operations. As a result of this analysis, the Company recorded a loss of $1.7 million on equipment that it determined would not be used in future manufacturing operations and would be sold or disposed. The lower of carrying value or estimated fair value less estimated costs to sell equipment to be sold totaled $64,000 and $318,000 at December 31, 2006 and 2005, respectively, and is included in other current assets on the balance sheet.

EDEN BIOSCIENCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In October 2004, the Company began marketing lab and office space it occupied and estimated it would sublease substantially all of this space by the end of 2005. Based on the sublease market at that time, the Company believed that a portion of the leasehold improvements and certain equipment related to the lab space would not be recovered from the receipt of future sublease payments. Therefore, the estimated useful life of a portion of leasehold improvements and certain equipment related to this lab space was reduced from January 2011, the end of the lease term, to December 31, 2005. In the fourth quarter of 2004, additional amortization and depreciation of $355,000 was included in research and development expense in the consolidated statements of operations and additional amortization and depreciation of $710,000 was recorded in 2005. The lease was terminated in September 2005.

The Company recorded depreciation and amortization expense of $350,744 in 2006, $1,952,027 in 2005 and $1,976,290 in 2004. No depreciation was recorded after June 30, 2006 for equipment depreciated under the units-of-production method due to no production during this period or for equipment depreciated under the straight-line method as estimated fair value approximated salvage value.

6. Accrued Liabilities

Accrued liabilities consisted of the following:

	December 31,
	2006	2005
Compensation and benefits	$136,697	$270,545
Legal fees and expenses	107,809	13,396
Facility costs	70,352	290,499
Research and development field trial expenses	59,725	243,463
Royalty	39,794	160,684
Promotions	38,683	33,177
Sales allowances	-	119,177
Warranty	25,000	74,871
Other	50,224	54,593
Total accrued liabilities	$528,284	$1,260,405

7. Warranty Liability

The Company provides a limited warranty to customers that its products, at the time of the first sale, conform to the chemical description on the label and under normal conditions are reasonably fit for the purposes referred to in the directions for use, subject to certain inherent risks. The Company records, at the time revenues are recognized, a liability for warranty claims based on a percentage of sales. The warranty accrual percentage, which has ranged between zero and five percent, and warranty liability are reviewed periodically and adjusted as necessary, based on historical experience, the results of product quality testing and future expectations. The following table summarizes changes to the Company’s warranty liability:

	Year Ended December 31,
	2006	2005	2004
Beginning balance	$74,871	$75,000	$228,021
Payments and other settlements	-	(129)	-
Revisions in estimate of liability	(49,871)	-	(153,021)
Ending balance	$25,000	$74,871	$75,000

EDEN BIOSCIENCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8. Commitments and Contingencies

Leases

Beginning March 1, 2007, the Company leases office and warehouse space on a month-to-month basis. Rental expense for facility leases in each of the last three fiscal years was as follows:

	Year Ended December 31,
	2006	2005	2004
Minimum rentals	$458,126	$1,452,481	$1,921,310
Payment of accrued loss on facility subleases	-	(350,080)	(525,120)
Less sublease rental income	-	(269,416)	(448,820)
Net rental expense	$458,126	$832,985	$947,370

Loss on Lease Termination

In January 2001, the Company entered into a ten-year lease agreement, with two five-year extension options to be exercised at the Company’s discretion, for 63,200 square feet of office space located near its manufacturing facility in Bothell, Washington. Rent payments were scheduled to increase by approximately eight percent every 30 months over the term of the lease. In the first half of 2001, the Company converted approximately 22,600 square feet of this building into laboratory facilities and made other improvements at a cost of approximately $9.1 million.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

Employment and Change-in-Control Agreements

As of December 31, 2006, the Company had severance agreements with two employees, Dr. Zhongmin Wei, its former Chief Science Officer, and Bradley S. Powell, its President and Chief Financial Officer. These severance agreements require the Company to make severance payments equal to six months annual base salary if the Company terminates the executive’s employment without cause, as defined in the agreements. Dr. Wei’s severance agreement expired on February 28, 2007 when he resigned from the Company and the other agreement does not expire. If the Company were required to make payments on the one remaining agreement, severance payments would total approximately $88,000.

As of December 31, 2006, the Company had change-in-control agreements with Dr. Zhongmin Wei, its former Chief Science Officer, and Bradley S. Powell, its President and Chief Financial Officer. The agreements provide that, upon a change in control, as defined in the agreements, the Company or the acquiring company would continue to employ the executive, for a period of two years following such change in control. During that time, the agreements each provide that the position, authority, duties and responsibilities of the executives would be substantially the same as they were during the 90-day period prior to the change in control, and that their annual base salaries would be at least equal to their annual base salaries established by the Company’s Board of Directors prior to the change in control. If, during this two-year period, the employment of the executives is terminated by the Company or the acquiring company, as applicable, other than for cause, as defined in the agreements, or by the executives for good reason, as defined in the agreements, the terminated executive would be entitled to receive (i) his annual base salary, and pro rata annual bonus, through the date of termination, and any deferred compensation; and (ii) a severance payment equal to twice the sum of his annual base salary and the average of his past three annual bonuses. In addition, the terminated employee’s unvested stock options would accelerate and become fully vested and exercisable. The sale of the Company’s Harpin Protein Technology is deemed a change in control under the agreements. As part of the sale of the Company’s Harpin Protein Technology, PHC assumed all obligations under the change-in-control agreement with Dr. Wei, including all obligations arising as a result of the closing of the sales, and Dr. Wei resigned as the Company’s Chief Science Officer on February 28, 2007 and commenced employment with PHC as of March 1, 2007. The Company continues to be responsible for its obligations under Mr. Powell’s change-in-control agreement. Based on his current annual salary and bonus history, the severance payment to Mr. Powell under his change-in-control agreement would be approximately $350,000. In addition, Mr. Powell’s unvested stock options would accelerate and become fully vested and exercisable.

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

9. Major Customers

Net product sales to the following distributors accounted for more than ten percent of net revenues for the periods indicated:

EDEN BIOSCIENCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Year Ended December 31,
	2006	2005	2004
Customer A	$ 720,000	$ 517,000	$ -
Customer B	478,000	**	**
Customer C	402,000	**	**
Customer D	**	509,000	159,000
Customer E	**	449,000	-
Customer F	-	384,000	175,000
Customer G	**	375,000	-
Customer H	-	**	146,000

** Less than ten percent.

10. Defined Contribution Plan

The Eden Bioscience Corporation 401(k) Plan and Trust (the “Plan”) was established in 1997 and revised in 2001. The Plan covers all employees of the Company who are at least 21 years old. The Plan includes a provision for deferral of up to 100% of participant compensation, subject to IRS limitations, and a discretionary employer match at an amount to be determined by the Company’s Board of Directors. To date, the Company has made no contributions to the Plan.

11. Income Taxes

The Company files a U.S. Federal and certain foreign and state tax returns and did not record an income tax benefit for any of the periods presented because it has experienced operating losses since inception. The Company’s total U.S. Federal tax net operating loss carryforwards were approximately $115.8 million at December 31, 2006 and expire between 2009 and 2026. The Company’s total foreign tax net operating loss carryforwards were approximately $8.4 million at December 31, 2006 of which $5.6 million expires between 2007 and 2016 and $2.8 million does not expire. The Company has total net operating loss carryforwards in 19 states that range between $12.5 million to $2,000 per state and expire between 2007 and 2026. The Company’s total general business credit carryforwards were approximately $1.4 million at December 31, 2006 and expire between 2013 and 2026.

If the Company were to undergo an ownership change as defined in Section 382 of the Code, its net tax loss carryforwards generated prior to the ownership change would be subject to annual limitations, which could reduce, eliminate, or defer the utilization of these losses. Based upon a preliminary review of past changes in the Compnay’s ownership, the Company believes that it may have experienced one ownership change (as defined under Section 382) in October 2000 that would result in a limitation on the Company’s future ability to use tax loss carryforwards generated prior to that date. The Company does not believe that the sale of assets to PHC resulted in another ownership change that would further limit its future ability to use tax loss carryforwards generated after October 2000. However, the IRS or some other taxing authority may disagree with the Company’s position and contend that the Company has already experienced other such ownership changes or that the sale of assets resulted in an ownership change. In such case, the Company’s ability to use its tax loss carryforwards to offset future taxable income would be severely limited. If the sale of assets to PHC results in an ownership change as defined in Section 382 of the Code, the Company’s tax loss carryforwards available to offset future taxable income could be limited to approximately $323,000 or less per year and the remainder of the tax loss carryforwards would expire as a result of the limitation. If an ownership change does not occur as a result of the sale to PHC, there is still the potential for an ownership change to occur under Section 382 as a result of future changes in stock ownership. Net operating loss carryforwards may expire if the Company does not generate sufficient income to utilize the losses before their normal expiration. In addition to Section 382, certain other statutory provisions and common law doctrine could limit the Company’s opportunities to realize potential value from, or otherwise adversely affect the Company’s ability to preserve and utilize, the Company’s tax loss carryforwards.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying values of assets and liabilities for financial reporting purposes and income tax reporting. The Company recognized a valuation allowance equal to net deferred tax assets due to the uncertainty of realizing the benefits of the assets. The valuation allowance increased by $2.6 million during 2006 and $1.1 million during 2005. The significant components of deferred tax assets and liabilities as of December 31 are as follows:

EDEN BIOSCIENCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	2006	2005
Deferred tax assets:
Net operating loss carryforwards	$44,649,000	$44,080,000
General business credit carryforwards	1,404,000	1,399,000
Inventory write-down	177,000	-
Trademarks	155,000	146,000
Accrued benefits	19,000	94,000
Asset retirement obligation	55,000	43,000
Other	39,000	129,000
Gross deferred tax assets	46,498,000	45,891,000
Less valuation allowance	(46,428,000)	(43,867,000)
Net deferred tax assets	70,000	2,024,000
Deferred tax liabilities:
Net property and equipment	(70,000)	(2,024,000)
Net deferred tax asset	$-	$-

The difference between the statutory tax rate of 35% and the tax benefit of zero recorded by the Company is due to the Company’s full valuation allowance against net deferred tax assets.

12. Quarterly Financial Data (Unaudited)

The following table summarizes selected unaudited quarterly financial data for each quarter of the years ended

December 31, 2006 and 2005.

	Three Months Ended
	March 31	June 30	September 30	December 31
Fiscal year 2006:
Net revenues	$1,648,387	$1,760,040	$258,284	$123,573
Loss from operations	(1,224,839)	(5,685,508)	(1,153,705)	(1,732,259)
Net loss	(1,063,841)	(5,629,950)	(1,082,784)	(1,668,610)
Basic and diluted net loss per share	(0.13)	(0.69)	(0.13)	(0.20)
Common stock trading range(1):
High	$2.73	$3.75	$1.88	$2.40
Low	1.50	2.13	0.53	0.49
Fiscal year 2005:
Net revenues	$1,154,486	$1,677,463	$343,398	$588,268
Loss from operations	(1,754,852)	(1,462,896)	(4,543,422)	(3,391,447)
Net loss	(1,686,828)	(1,391,660)	(4,459,713)	(3,319,664)
Basic and diluted net loss per share	(0.21)	(0.18)	(0.54)	(0.42)
Common stock trading range(1):
High	$4.14	$2.79	$3.60	$2.43
Low	1.80	1.38	1.95	1.53

__________

(1) Adjusted to give effect to the Company’s one-for-three reverse stock split effective April 18, 2006.

In December 2006, the Company recorded a $452,347 write-down of inventory based on the estimated fair value of the inventory derived from the sale to PHC on February 28, 2007; see Note 2. In June 2006, the Company recorded a loss on impairment of equipment and leasehold improvements totaling $4.9 million; see Note 5. In December 2005, the Company recorded a loss of $1.7 million on equipment that will not be used in future manufacturing operations and will be sold or disposed; see Note 1 Property and Equipment. In September 2005, the Company recorded a lease termination loss totaling $2.3 million; see Note 8.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

As reported in our Current Report on Form 8-K filed with the SEC on March 6, 2007 (the “Form 8-K”):

(a)	On March 2, 2007, KPMG LLP (“KPMG”), the independent registered public accounting firm for Eden Bioscience Corporation (the “Company”), notified the Company that the client-auditor relationship between the Company and KPMG will cease upon the completion of the audit of the Company’s financial statements as of and for the year ended December 31, 2006, and the issuance of KPMG’s report thereon.

(b)

The audit reports of KPMG on the Company’s consolidated financial statements as of December 31, 2004 and 2005, and for each of the years in the three year period ended December 31, 2005, did not contain an adverse opinion or disclaimer of opinion, nor were such reports qualified or modified as to uncertainty, audit scope or accounting principles except as follows:

KPMG’s report on the consolidated financial statements of the Company and its subsidiaries as of December 31, 2004 and 2005, and for the each of the three years ended December 31, 2005 contained a separate paragraph stating that “As discussed in Note 12 to the consolidated financial statements, the Company changed its method of accounting for asset retirement obligations effective January 1, 2003.”

(c)

During the fiscal years ended December 31, 2004 and 2005 and through the date of the Form 8-K, there have been no disagreements on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of KPMG, would have caused it to make reference to the subject matter of the disagreements in connection with its reports.

(d)	During the fiscal years ended December 31, 2004 and 2005 and through the date of the Form 8-K, there have been no reportable events as defined in Item 304(a)(1)(v) of Regulation S-K.
(e)

The Company has provided a copy of the Form 8-K to KPMG and requested KPMG to furnish a letter addressed to the Securities and Exchange Commission stating whether it agrees with the statements made by Company in the earlier filed Form 8-K, and, if not, identifying the statements with which it does not agree. KPMG’s letter is filed as Exhibit 16.1 to the Form 8-K.

(f)

The Audit Committee intends to begin a search for KPMG’s replacement with the expectation of retaining a new independent registered public accounting firm prior to filing the Company’s Form 10-Q for the first quarter ended March 31, 2007. The Company will report the engagement of a successor independent registered public accounting firm in a subsequent Current Report on Form 8-K

Item 9A. Controls and Procedures.

Under the supervision and with the participation of Company management, including the Company’s President and Chief Financial Officer, the Company has evaluated the effectiveness and design of its disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based on that evaluation, the President and Chief Financial Officer has concluded that the Company’s disclosure controls and procedures are effective as December 31, 2006, in ensuring that all material information required to be disclosed in the reports that the Company files or submit under the Securities Exchange Act of 1934, as amended, have been made known to him in a timely fashion.

There were no changes to the Company’s internal control over financial reporting that occurred during the fourth quarter of 2006 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information.

Not Applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this item is incorporated by reference from our proxy statement for the 2007 annual meeting of shareholders, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after December 31, 2006.

Item 11. Executive Compensation.

The information required by this item is incorporated by reference from our proxy statement for the 2007 annual meeting of shareholders, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after December 31, 2006.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters.

The information required by this item is incorporated by reference from our proxy statement for the 2007 annual meeting of shareholders, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after December 31, 2006.

Item 13. Certain Relationships and Related Transactions and Director Independence.

The information required by this item is incorporated by reference from our proxy statement for the 2007 annual meeting of shareholders, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after December 31, 2006.

Item 14.	Principal Accountant Fees and Services.

The information required by this item is incorporated by reference from our proxy statement for the 2007 annual meeting of shareholders, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after December 31, 2006.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

The following documents are being filed as part of this Annual Report on Form 10-K.

(b)	Exhibits.

Exhibit 32.1 is being furnished with this Annual Report on Form 10-K and is not deemed “filed” for purposes of Section 18 of the Securities and Exchange Act or otherwise subject to the liability of that section.

Exhibit Number	Description
3.1

Restated Articles of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to Eden Bioscience’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2000 (Commission File No. 0-31499)).

3.2

Articles of Amendment to Articles of Incorporation (incorporated by reference to Exhibit 3.1 to Eden Bioscience’s Current Report on Form 8-K (Commission File No. 0-31499), filed with the SEC on April 18, 2006).

3.3

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

10.1

Asset Purchase Agreement by and among Plant Health Care, Inc., Plant Health Care plc and Eden Bioscience Corporation dated as of December 1, 2006 (incorporated by reference to Exhibit 10.1 to Eden Bioscience’s Current Report on Form 8-K (Commission File No. 0-31499), filed with the SEC on December 7, 2006).

Exhibit Number	Description
10.2

Secured Promissory Note by PHC for the benefit of the Company, dated February 28, 2007 (incorporated by reference to Exhibit 10.2 to Eden Bioscience’s Current Report on Form 8-K (Commission File No. 0-31499), filed with the SEC on March 2, 2007).

10.3

License and Supply Agreement between PHC and the Company, dated as of February 28, 2007 (incorporated by reference to Exhibit 10.3 to Eden Bioscience’s Current Report on Form 8-K (Commission File No. 0-31499), filed with the SEC on March 2, 2007).

10.4

Guaranty by Plant Health Care plc for the benefit of the Company, dated as of February 28, 2007 (incorporated by reference to Exhibit 10.4 to Eden Bioscience’s Current Report on Form 8-K (Commission File No. 0-31499), filed with the SEC on March 2, 2007).

10.5

Security Agreement and Patent and Trademark Security Agreement between PHC and the Company, dated as of February 28, 2007 (incorporated by reference to Exhibit 10.5 to Eden Bioscience’s Current Report on Form 8-K (Commission File No. 0-31499), filed with the SEC on March 2, 2007).

10.6**

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

10.9

Form of Indemnification Agreement (incorporated by reference to Exhibit 10.6 to Eden Bioscience’s Registration Statement on Form S-1, as amended (Commission File No. 333-41028), initially filed with the SEC on July 7, 2000).

10.10**

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

10.12**

Summary of 2006 Cash and Equity Incentive Compensation Arrangements (incorporated by reference to Exhibit 10.2 to Eden Bioscience’s Quarterly Report on Form 10-Q (Commission File No. 0-31499), filed with the SEC on May 5, 2006).

16.1	Letter from KPMG, dated March 6, 2007 (incorporated by reference to Exhibit 16.1 to Eden Bioscience’s Current Report on Form 8-K (Commission File No. 0-31499), filed with the SEC on March 6, 2007).
21.1	Subsidiaries of the Registrant (incorporated by reference to Exhibit 21.1 to Eden Bioscience’s Annual Report on Form 10-K (Commission File No. 0-31499), filed with the SEC on March 29, 2002).
23.1*	Consent of Independent Registered Public Accounting Firm.
31.1*	Rule 13a-14(a) Certification (President and Chief Financial Officer).
32.1*	Section 1350 Certification (President and Chief Financial Officer).

__________

*	Filed herewith.
**	Management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Bothell, State of Washington, on March 30, 2007.

EDEN BIOSCIENCE CORPORATION

By:	/s/ Bradley S. Powell
Bradley S. Powell,

President, Chief Financial Officer and Secretary

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities indicated below on March 30, 2007.

Signature	Title

/s/ Bradley S. Powell	President, Chief Financial Officer and Secretary
Bradley S. Powell	(Principal Executive, Financial and Accounting Officer)

/s/ William T. Weyerhaeuser	Chairman of the Board of Directors
William T. Weyerhaeuser

/s/ Rhett R. Atkins	Director
Rhett R. Atkins

/s/ Gilberto H. Gonzalez	Director
Gilberto H. Gonzalez

/s/ Roger Ivesdal	Director
Roger Ivesdal

/s/ Jon E. M. Jacoby	Director
Jon E. M. Jacoby

/s/ Albert A. James	Director
Albert A. James

/s/ Agatha L. Maza	Director
Agatha L. Maza

/s/ Richard N. Pahre.	Director
Richard N. Pahre.