Form 10-Q
period 2007-03-31
EDEN BIOSCIENCE CORP
filed 2007-05-11
CIK 930095

UNITED STATES
SECURITIES AND
EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended March 31, 2007 or

[ ]	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from ______________ to ______________

Commission File Number 0-31499
Eden Bioscience Corporation

(Exact name of registrant as specified in its charter)

Washington (State or other jurisdiction of incorporation or organization)	91-1649604 (IRS Employer Identification No.)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [  ] No [X]

State the number of shares outstanding of each of the registrant’s classes of common equity, as of the latest practicable date:

Class Common Stock, $.0025 Par Value	Outstanding as of May 2, 2007 8,149,554

Eden Bioscience Corporation
Index to Form 10-Q

PART I—FINANCIAL INFORMATION

Item 1. Unaudited Financial Statements

EDEN BIOSCIENCE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31, 2007	December 31, 2006
ASSETS
Current assets:
Cash and cash equivalents	$5,399,370	$4,185,225
Accounts receivable, net of sales allowances	361,655	186,175
Note receivable	700,751	—
Inventory, current	100,169	2,284,300
Prepaid expenses and other current assets	109,839	289,892
Total current assets	6,671,784	6,945,592
Inventory, non-current	36,449	41,758
Property and equipment, net	99	698,061
Other assets	119,466	287,879
Total assets	$6,827,798	$7,973,290

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$170,952	$279,224
Accrued liabilities	326,944	528,284
Total current liabilities	497,896	807,508
Other long-term liabilities	—	456,722
Total liabilities	497,896	1,264,230

Commitments and contingencies

Shareholders’ equity:
Preferred stock, $.01 par value, 10,000,000 shares authorized; no shares issued and outstanding at March 31, 2007 and December 31, 2006	—	—
Common stock, $.0025 par value, 33,333,333 shares authorized; 8,149,554 issued and outstanding shares at March 31, 2007 and December 31, 2006	20,374	20,374
Additional paid-in capital	132,855,230	132,849,727
Accumulated other comprehensive income	—	91,896
Accumulated deficit	(126,545,702)	(126,252,937)
Total shareholders’ equity	6,329,902	6,709,060
Total liabilities and shareholders’ equity	$6,827,798	$7,973,290

The accompanying notes are an integral part of these statements.

EDEN BIOSCIENCE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended March 31,
	2007	2006
Product sales, net of sales allowances	$188,772	$1,648,387

Operating expenses:
Cost of goods sold	123,242	1,015,480
Research and development	136,442	316,538
Selling, general and administrative	399,782	1,558,786
Gain on sale of equipment	—	(17,578)
Total operating expenses	659,466	2,873,226
Loss from operations	(470,694)	(1,224,839)

Other income:
Gain on sale of Harpin Protein Technology	113,968	—
Gain on sale of investment	—	99,884
Interest income	63,961	61,114
Total other income	177,929	160,998

Loss before income taxes	(292,765)	(1,063,841)
Income taxes	—	—
Net loss	$(292,765)	$(1,063,841)
Basic and diluted net loss per share	$(0.04)	$(0.13)
Weighted average shares outstanding used to compute net loss per share	8,149,554	8,135,520

The accompanying notes are an integral part of these statements.

EDEN BIOSCIENCE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
	2007	2006
Cash flows from operating activities:
Net loss	$(292,765)	$(1,063,841)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	—	176,067
Stock compensation expense	5,503	125,129
Gain on sale of Harpin Protein Technology	(113,968)	—
Recognition of cumulative translation adjustment	103,470	—
Gain on sale of equipment	—	(17,578)
Gain on sale of investment	—	(99,884)
Accretion expense	5,672	7,588
Deferred rent payable	(1,406)	80,864
Changes in assets and liabilities:
Accounts receivable	47,617	(1,182,604)
Inventory	47,358	421,329
Prepaid expenses and other assets	284,716	(3,536)
Accounts payable	(108,272)	91,403
Accrued liabilities	(142,166)	(283,951)
Net cash used in operating activities	(164,241)	(1,749,014)

Cash flows from investing activities:
Proceeds from sale of Harpin Protein Technology	1,396,824	—
Purchase of equipment	—	(16,377)
Proceeds from sale of investment	—	100,000
Proceeds from sale of equipment	50,000	17,578
Net cash provided by investing activities	1,446,824	101,201

Effect of foreign currency exchange rates on cash and cash equivalents	(68,438)	18,787

Net increase (decrease) in cash and cash equivalents	1,214,145	(1,629,026)
Cash and cash equivalents at beginning of period	4,185,225	6,825,652
Cash and cash equivalents at end of period	$5,399,370	$5,196,626

The accompanying notes are an integral part of these statements.

EDEN BIOSCIENCE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.Organization and Summary of Significant Accounting Policies

Organization and Business

Eden Bioscience Corporation (“Eden Bioscience” or the “Company”) was incorporated in the State of Washington on July 18, 1994. On February 28, 2007, the Company sold its proprietary harpin protein-based technology and substantially all of its assets used in the manufacturing and distribution of harpin-based products used in the worldwide agricultural and horticultural markets to Plant Health Care, Inc. From December 1, 2006 through February 28, 2007, we operated under an Independent Distribution Agreement whereby PHC served as the exclusive distributor of our products for all channels of trade, other than the Home and Garden Market, in substantially all worldwide territories. The Company’s business strategy after the sale is to sell harpin protein-based products to the home and garden market (the “Home and Garden Business”) and use its available cash and any revenue generated from its Home and Garden Business to explore whether there may be opportunities to realize potential value from its remaining business assets, primarily its tax loss carryforwards.

The Company is subject to a number of risks including, among others: realizing potential value from tax loss carryforwards is highly speculative and subject to numerous material uncertainties; dependence on one manufacturer for the supply of harpin protein-based products; dependence on a limited number of products and the commercialization of those products, which may not be successful; reliance on independent distributors and retailers to sell the Company’s products; ability to retain existing personnel; and competition from other companies with greater financial, technical and marketing resources.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and pursuant to the instructions to Form 10-Q. Accordingly, they do not include all of the information and notes required by U.S. generally accepted accounting principles for complete financial statements. The balance sheet at December 31, 2006 has been derived from the audited financial statements at that date but does not include all of the information and notes required by U.S. generally accepted accounting principles for complete financial statements. These financial statements and notes should be read in conjunction with the financial statements and notes as of and for the year ended December 31, 2006 included in the Company’s Annual Report on Form 10-K, which was filed with the Securities and Exchange Commission on March 30, 2007.

In the opinion of management, the unaudited condensed consolidated financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to state fairly the financial information set forth therein. Results of operations for the three months ended March 31, 2007 are not necessarily indicative of the results expected for the full fiscal year or for any future period. Since the Company is continuing to sell harpin protein-based products to the home and garden market and historically has had one asset group for purposes of assessing asset impairment and one operating segment, the condensed consolidated financial statements properly do not present discontinued operations.

On April 17, 2006, the Company amended its Restated Articles of Incorporation to reduce the Company’s number of authorized shares of common stock from 100,000,000 to 33,333,333 and to effect a 1-for-3 reverse stock split of the Company’s outstanding common stock. The reverse stock split was effective with respect to shareholders of record at 5:00p.m., Pacific daylight time, on April 18, 2006 and the Company’s common stock began trading as adjusted for the reverse stock split on April 19, 2006. As a result of the reverse stock split, each three shares of common stock were exchanged for one share of common stock and the total number of shares outstanding was reduced from 24,406,870 million shares to 8,135,554 million shares. The Company has retroactively adjusted all the share information to reflect the reverse stock split in the accompanying condensed consolidated financial statements and footnotes.

Liquidity

The Company’s operating expenditures have been significant since its inception. The Company currently anticipates that its operating expenses in 2007, although substantially less than its operating expenses in 2006, will significantly exceed net sales of its harpin protein-based home and garden products (“Home and Garden Products”) to retail distributors and consumers (the “Home and Garden Market”) and that net losses and working capital

EDEN BIOSCIENCE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

requirements will consume a material amount of its cash resources in 2007. The Company’s future capital requirements will depend on the success of its Home and Garden Business and its ability to successfully implement its strategy of realizing potential value from its remaining business assets, primarily its tax loss carryforwards. The Company does not plan to make a substantial investment toward the development of its Home and Garden Business. Management of the Company believes that the balance of its cash and cash equivalents at March 31, 2007 will be sufficient to meet its anticipated cash needs for net losses, working capital and capital expenditures for more than the next 12 months, although there can be no assurance in that regard.

Estimates Used in Financial Statement Preparation

The preparation of financial statements in conformity with generally accepted accounting principles in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Examples include fair value and depreciable lives of property and equipment; expense accruals; provisions for sales allowances, warranty claims, inventory valuation and classification; cash flow projections used in evaluating whether asset impairment loss is recorded; fair value of stock compensation arrangements and bad debts. Such estimates and assumptions are based on historical experience, where applicable, management’s plans, use of a third-party valuation specialist and other assumptions. Estimates and assumptions are reviewed periodically and the effects of revisions are reflected in the financial statements prospectively when they are determined to be necessary. Actual results could differ from these estimates.

Accounts Receivable

In determining the adequacy of the allowance for doubtful accounts, the Company considers a number of factors, including the aging of the accounts receivable portfolio, customer payment trends, the financial condition of its customers, historical bad debts and current economic trends. Based upon an analysis of outstanding net accounts receivable, no allowance for doubtful accounts was recorded at March 31, 2007 or December 31, 2006.

Inventory

Inventory is valued at the lower of average cost or market. Costs include material, labor and overhead. The Company estimates inventory cost reductions based on expected sales value, including expected bulk sale, the results of quality control testing and the amount and age of product in the Company’s inventory.

Property and Equipment

Equipment and leasehold improvements are stated at estimated fair value as a result of asset impairment charges recorded as of June 30, 2006 in the amount of $4,901,955. Prior to June 30, 2006, equipment and leasehold improvements were stated at historical cost. Improvements and replacements are capitalized. Maintenance and repairs are expensed when incurred. The provision for depreciation and amortization is determined using straight-line and units-of-production methods, which allocate costs less salvage value over their estimated useful lives of two to twenty years. Leasehold improvements are amortized over the shorter of their estimated useful lives or lease term, which range between two to ten years.

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

Other Assets

As of March 31, 2007, other non-current assets consist of prepaid insurance. As of December 31, 2006, other non-current assets consist principally of restricted investments held as deposits in connection with the Company’s operating lease. In the first quarter of 2006, the Company sold a minority stock investment for $100,000 that resulted in a gain of $99,884.

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

Gross product sales and sales allowances are as follows:

	Three Months Ended March 31,
	2007	2006
Gross product sales	$188,108	$1,953,536
Sales allowances	—	(347,178)
Elimination of previously recorded sales allowance liabilities	664	42,029
Product sales, net of sales allowances	$188,772	$1,648,387

Net product sales by geographical region were:

	Three Months Ended March 31,
	2007	2006
United States	$177,664	$1,624,750
Spain	11,108	—
Other regions	—	23,637
Product sales, net of sales allowances	$188,772	$1,648,387

Accounting for Stock Compensation

The Company maintains a stock equity incentive plan under which it may grant non-qualified stock options, incentive stock options or restricted stock to employees, non-employee directors and consultants. Effective January 1, 2006, the Company adopted the fair value recognition provisions of Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”). Total stock-based compensation expense recognized in the condensed consolidated statement of operations for the quarters ended March 31, 2007 and 2006 was $5,503 and $125,129, respectively. As of March 31, 2007, total unrecognized stock-based compensation expense related to nonvested stock options was approximately $20,000 and the Company expects to recognize approximately $14,000 in the remainder of 2007 and approximately $6,000 in 2008.

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

Foreign Currency Translation

The Company conducts its operations in two primary functional currencies: the U.S. dollar and the euro. Balance sheet accounts of the Company’s foreign operations are translated from foreign currencies into U.S. dollars at period-end exchange rates while income and expenses are translated at average exchange rates during the period. Cumulative translation gains or losses related to net assets located outside the U.S. are shown as a component of shareholders’ equity. Gains and losses resulting from foreign currency transactions, which are denominated in a currency other than the entity’s functional currency, are included in the consolidated statements of operations. As of February 28, 2007, the cumulative translation adjustment related to the Company’s European subsidiary totaling $103,470 was reclassified from accumulated other comprehensive income and reported as part of the gain on sale of Harpin Protein Technology as this subsidiary was substantially liquidated as a result of the sale to PHC. There were no significant gains or losses on foreign currency transactions in the three months ended March 31, 2006.

Net Loss per Share

Basic net loss per share is the net loss divided by the average number of shares outstanding during the period. Diluted net loss per share is the net loss divided by the sum of the average number of shares outstanding during the period plus the additional shares that would have been issued had all dilutive stock options been exercised, less shares that would be repurchased with the proceeds from such exercise using the treasury stock method. The effect of including outstanding stock options is antidilutive for all periods presented. Therefore, stock options totaling 614,239 and 885,953 as of March 31, 2007 and 2006, respectively, have been excluded from the calculation of diluted net loss per share.

2.	Sale of Harpin Protein Technology to Plant Health Care, Inc. (“PHC”)

On February 28, 2007, under the terms of an asset purchase agreement, the Company sold its proprietary harpin-based technology and substantially all of its assets used in the manufacturing and distribution of harpin-based products to the agricultural and horticultural markets (“Harpin Protein Technology”) to PHC for $1,396,824 in cash, net of transaction costs incurred after January 1, 2007 totaling $103,176, a promissory note in the principal amount of $700,751 payable on December 28, 2007 and the assumption by PHC of certain of the liabilities relating to or arising out of the Company’s Harpin Protein Technology. The promissory note has an interest rate of 5% per annum and is secured by equipment, certain intellectual property and other assets acquired by PHC and unconditionally guaranteed by PHC’s indirect parent, Plant Health Care plc. The Company also sold $261,820 of finished goods to PHC under the Independent Distribution Agreement. Harpin Protein Technology includes substantially all of the Company’s assets used in the creation of plant health technology incorporating harpin proteins and the manufacture of biopesticide, plant health and nutrient products utilizing the Harpin Protein Technology. These assets include all intellectual property, contracts (including the Company’s license agreement with the Cornell Research Foundation (“CRF”) and manufacturing and office facility lease), equipment and inventory related to the Company’s worldwide agricultural and horticultural markets.

The sale of Harpin Protein Technology to PHC resulted in a gain calculated as follows:

Cash portion of purchase price	$1,500,000
Promissory note portion of purchase price	700,751
Less transaction costs incurred after January 1, 2007	(103,176)
Assets sold to PHC:
Inventory	(1,895,978)
Equipment held for sale	(63,750)
Property and equipment held and used	(647,962)
Liabilities assumed by PHC:
Accrued liabilities	59,625
Other long-term liabilities	460,988
Recognition of cumulative translation adjustment	103,470
Gain on sale of assets to PHC	$113,968

EDEN BIOSCIENCE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Under the asset purchase agreement, all liabilities and obligations under the Company’s non-cancelable office and manufacturing facility lease were assigned to PHC as of February 28, 2007, including future minimum lease payments totaling $184,970 in 2007, $229,424 in 2008 and $238,366 in 2009. PHC provided all of the deposits required by the lease to the landlord and the Company’s restricted cash and deposit totaling $287,879 were released by the landlord and returned to the Company in March 2007. In conjunction with the assignment of this lease, PHC also assumed the Company’s liabilities recorded for rent expense in excess of rent payments of $73,131 at February 28, 2007 and the Company’s asset retirement obligation associated with this facility lease of $287,857 at February 28, 2007.

Under the asset purchase agreement, all rights, liabilities and obligations under the Company’s exclusive worldwide licensing agreement with CRF for certain patents, patent applications and biological material relating to harpin proteins and related technology have been assigned to PHC. As consideration for the license, the Company originally issued 133,333 shares of common stock to CRF in May 1995, funded certain research and development activities at Cornell University and agreed to pay a 2% royalty on net sales of current Harp-N-Tek Products that incorporate the licensed technology, subject to a $200,000 minimum annual royalty payment. Effective July 1, 2006, the license agreement was amended to establish a development fund at CRF to advance harpin technology and reduced the minimum obligation required to maintain the rights under the license agreement to contributions to the development fund of $100,000 in each of the 2006, 2007 and 2008 license years. The amendment also required a payment to CRF of $100,000 by May 30, 2008, which was recorded in other long-term liabilities on the balance sheet at December 31, 2006.

As of February 28, 2007, the cumulative translation adjustment related to our European subsidiary totaling $103,470 was reclassified from accumulated other comprehensive income and reported as part of the gain on sale of Harpin Protein Technology as this subsidiary was substantially liquidated as a result of the sale to PHC.

All of the Company’s obligations under the change-in-control agreement with Dr. Zhongmin Wei, the Company’s former Chief Science Officer, were assigned to PHC and Dr. Wei resigned from the Company on February 28, 2007. The agreement provides that, upon a change in control, as defined in the agreement, the Company or the acquiring company would continue to employ Dr. Wei for a period of two years following such change in control. During that time, the agreement provides that the position, authority, duties and responsibilities of Dr. Wei would be substantially the same as they were during the 90-day period prior to the change in control, and that his annual base salary would be at least equal to his annual base salary established by the Company’s Board of Directors prior to the change in control. If, during this two-year period, the employment of Dr. Wei is terminated by the acquiring company other than for cause, as defined in the agreements, or by the executive for good reason, as defined in the agreement, the terminated executive would be entitled to receive (i) his annual base salary, and pro rata annual bonus, through the date of termination, and any deferred compensation; and (ii) a severance payment equal to twice the sum of his annual base salary and the average of his past three annual bonuses.

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

3.	Stock Options

At March 31, 2007, the Company had reserved 163,330 shares of common stock for issuance under the 1995 Combined Incentive and Nonqualified Stock Option Plan, all of which had been granted, and 1,099,394 shares for issuance under the 2000 Stock Incentive Plan. Options totaling 450,909 under the 2000 Stock Incentive Plan had been granted at March 31, 2007, leaving 648,485 options available for future grant.

The following table summarizes stock option activity:

	Number of Shares	Weighted Average Exercise Price Per Share
Balance at December 31, 2006	741,384	$8.31
Granted	—	—
Forfeited	(127,145)	6.46
Balance at March 31, 2007	614,239	8.69
Exercisable at March 31, 2007	597,017	$8.88

4.	Inventory

Inventory, at the lower of average cost or market, consists of the following:

	March 31, 2007	December 31, 2006
Raw materials	$13,982	$418,597
Bulk manufactured goods	—	340,313
Finished goods	122,636	1,567,148
Total inventory	136,618	2,326,058
Less non-current portion of inventory	(36,449)	(41,758)
Current portion of inventory	$100,169	$2,284,300

The non-current portion of inventory consists of raw materials and finished goods that the Company does not expect to utilize in the next twelve months following the balance sheet date.

As of December 31, 2006, the Company reviewed assets for impairment in connection with the sale of our Harpin Protein Technology to PHC by comparing the carrying value at February 28, 2007 of assets sold to consideration received from PHC and recorded liabilities assumed by PHC. Based on this review, the carrying value of inventory sold to PHC exceeded the consideration received from PHC and recorded liabilities assumed by PHC. Accordingly, the Company recorded a $452,347 charge for impairment to inventory as of December 31, 2006.

5.	Property and Equipment

Property and equipment are recorded at estimated fair value using an orderly liquidation method and leasehold improvements were estimated to have zero fair value. At March 31, 2007, property and equipment consist of assets used in our Home and Garden Business. At December 31, 2006, property and equipment consists primarily of assets used to manufacture and sell the Company’s products and assets used in our research and administration.

The Company recorded depreciation and amortization of $176,067 for the three months ended March 31, 2006. No depreciation was recorded after June 30, 2006 for equipment depreciated under the units-of-production method

EDEN BIOSCIENCE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

due to no production during the period or for equipment depreciated under the straight-line method as estimated fair value approximated salvage value.

6.	Accrued Liabilities

Accrued liabilities consist of the following:

	March 31, 2007	December 31, 2006
Compensation and benefits	$56,901	$136,697
Legal fees and expenses	45,892	107,809
Facility costs	110,538	70,352
Research and development field trial expenses	7,373	59,725
Royalty	—	39,794
Promotions	39,044	38,683
Warranty	25,000	25,000
Other	42,196	50,224
Total accrued liabilities	$326,944	$528,284

7.	Warranty Liability

The Company provides a limited warranty to its customers that products, at the time of the first sale, conform to the chemical description on the label and under normal conditions are reasonably fit for the purpose referred to in the directions for use, subject to certain inherent risks. The Company records, at time revenues are recognized, a liability for warranty claims based on a percentage of sales. The warranty accrual percentage is reviewed periodically and adjusted as necessary, based on historical experience, the results of product quality testing and future expectations. There were no changes to the Company’s warranty liability during the three months ended March 31, 2007.

8.	Commitments and Contingencies

Employment and Change-in-Control Agreements

The Company has a severance agreement with Bradley S. Powell, its President and Chief Financial Officer, that requires the Company to make severance payments equal to six months annual base salary if the Company terminates Mr. Powell’s employment without cause, as defined in the agreement. If the Company were required to make payments under this agreement, severance payments would total approximately $88,000 as of March 31, 2007.

The Company also has a change-in-control agreement with Mr. Powell. The agreement provides that, upon a change in control, as defined in the agreement, the Company or the acquiring company would continue to employ Mr. Powell, for a period of two years following such change in control. During that time, the agreement provides that Mr. Powell’s position, authority, duties and responsibilities would be substantially the same as they were during the 90-day period prior to the change in control, and that his annual base salary would be at least equal to his annual base salary established by the Company’s Board of Directors prior to the change in control. If, during this two-year period, Mr. Powell’s employment is terminated by the Company or the acquiring company, as applicable, other than for cause, as defined in the agreements, or by the executive for good reason, as defined in the agreements, Mr. Powell would be entitled to receive (i) his annual base salary, and pro rata annual bonus, through the date of termination, and any deferred compensation; and (ii) a severance payment equal to twice the sum of his annual base salary and the average of his past three annual bonuses. The sale of the Company’s Harpin Protein Technology is deemed a change in control under the agreement. Based on Mr. Powell’s current annual salary and bonus history, the severance payment to Mr. Powell under his change-in-control agreement would be approximately $350,000 as of March 31, 2007. In addition, Mr. Powell’s unvested stock options would accelerate and become fully vested and exercisable.

EDEN BIOSCIENCE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Legal Proceedings

The Company is subject to various claims and legal actions that arise in the ordinary course of business and believes that the ultimate liability, if any, with respect to these claims and legal actions will not have a material effect on its condensed consolidated financial statements.

9.	Major Customers

Net product sales to the following distributors accounted for more than ten percent of net revenues for the periods indicated:

	Three Months Ended March 31,
	2007	2006
Customer A	$42,000	$	**
Customer B	28,000		—
Customer C	21,000		—
Customer D	21,000		**
Customer E	—		381,000
Customer F	—		253,000
Customer G	—		181,000

**  Less than ten percent.

10.	Income Taxes

The Company files a U.S. Federal and certain foreign and state tax returns and did not record an income tax benefit for any of the periods presented because it has experienced operating losses since inception. The Company’s total U.S. Federal tax net operating loss carryforwards were approximately $115,800,000 at December 31, 2006 and expire between 2009 and 2026. The Company’s total foreign tax net operating loss carryforwards were approximately $8,400,000 at December 31, 2006 of which $5,600,000 expires between 2007 and 2016 and approximately $2,800,000 does not expire. The Company has total net operating loss carryforwards in 19 U.S. States that range from approximately $12,500,000 to approximately $2,000 per state and expire between 2007 and 2026. The Company’s total U.S. general business credit carryforwards were approximately $1,400,000 at December 31, 2006 and expire between 2013 and 2026.

If the Company were to undergo an ownership change as defined in Section 382 of the U.S. Internal Revenue Code (the “Code”), its net tax loss carryforwards generated prior to the ownership change would be subject to annual limitations, which could reduce, eliminate, or defer the utilization of these losses. Based upon a preliminary review of past changes in the Company’s ownership, the Company believes that it may have experienced one ownership change (as defined under Section 382) in October 2000 that would result in a limitation on the Company’s future ability to use tax loss carryforwards generated prior to that date. The Company does not believe that the sale of assets to PHC resulted in another ownership change that would further limit its future ability to use tax loss carryforwards generated after October 2000. However, the IRS or some other taxing authority may disagree with the Company’s position and contend that the Company has already experienced other such ownership changes or that the sale of assets resulted in an ownership change. In such case, the Company’s ability to use its tax loss carryforwards to offset future taxable income would be severely limited. If the sale of assets to PHC results in an ownership change as defined in Section 382 of the Code, the Company’s tax loss carryforwards available to offset future taxable income could be limited to approximately $323,000 or less per year and the remainder of the tax loss carryforwards would expire as a result of the limitation. If an ownership change does not occur as a result of the sale to PHC, there is still the potential for an ownership change to occur under Section 382 as a result of future changes in stock ownership. Net operating loss carryforwards may expire if the Company does not generate sufficient income to utilize the losses before their normal expiration. In addition to Section 382, certain other statutory provisions and common law doctrine could limit the Company’s opportunities to realize potential value from, or otherwise adversely affect the Company’s ability to preserve and utilize, the Company’s tax loss carryforwards.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

This discussion and analysis should be read in conjunction with our unaudited condensed consolidated financial statements and accompanying notes thereto included in this report and with our 2006 audited financial statements and notes thereto included in our most recent Annual Report on Form 10-K, which was filed with the Securities and Exchange Commission on March 30, 2007.

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 that involve risks and uncertainties, such as statements regarding the impact of the asset sale on our future financial condition and results of operations; our ability to preserve and employ our tax loss carryforwards; our belief that our cash balance at March 31, 2007 will be sufficient to meet anticipated cash needs for move than the next 12 months; and our belief that we will significantly reduce operating expenses during 2007. We use words such as “anticipate,” “believe,” “expect,” “future” and “intend,” the negative of these terms and similar expressions to identify forward-looking statements. However, these words are not the exclusive means of identifying such statements. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances are forward-looking statements. Our actual results could differ materially from those anticipated in these forward-looking statements for many reasons, including the following factors:

•	Our inability to be successful in our Home and Garden Business, which has a limited operating history, has generated only limited revenue to date and in which we do not currently expect to substantially increase our investment.

•	The failure of PHC to perform its obligations under the promissory note issued in connection with the sale of our Harpin Protein Technology or of Plant Health Care plc to perform its obligations under the guaranty, in which case we may not receive some or all of the deferred consideration payable by PHC under the Asset Purchase Agreement, which could adversely affect our operations.

•	Our inability to reduce operating losses and negative cash flow and achieve profitability or sustain operations.

•	The failure of PHC, on whom we are dependent for the manufacture and supply of harpin proteins and harpin protein-based products for our Home and Garden Business, to provide timely delivery of high quality products, which could adversely affect our business and results of operations.

•	Our inability to be successful in building greater market awareness and increasing sales in our Home and Garden Business, which is relatively new and has limited market awareness.

•	Our inability to establish or maintain successful relationships with independent distributors and retailers, which could adversely affect our sales and our ability to generate revenue from our Home and Garden Business.

•	Our inability to complete successfully in the market for Home and Garden Products.

•	Our inability to compete with PHC’s Harpin Protein Technology business until after February 28, 2009.

•	Our inability to achieve profitability or our inability to identify and acquire other businesses on favorable terms in order to increase our revenues and generate new income.

•	Our inability to obtain regulatory approvals, or to comply with ongoing and changing regulatory requirements, which could delay or prevent sales of our current or any future Home and Garden Products.

•	Our inability to adequately distinguish our products from genetically modified plants and products, which could negatively impact market acceptance and regulatory approval of our products.

•	The occurrence of product liability claims which could adversely affect our operations.

•	Rapid changes in technology, which could render our current or any future products we may develop unmarketable or obsolete.

•	Our inability to retain our existing personnel, which could impair our ability to successfully manage our business or achieve our objectives.

•	Any severance payments we are required to pay to Mr. Powell under his employment agreement and/or change of control agreement, which could materially impair our liquidity and financial conditions.

•  Our inability to realize value from our tax loss carryforwards.

•	Our inability to use our tax loss carryforwards because we are unable to generate taxable income.

•	IRS challenge of the amount of our tax loss carryforwards.

•	Changes in legislation that could negatively affect our ability to use the tax benefits associated with our tax loss carryforwards.

More information about factors that potentially could affect our financial results and our business include, but are not limited to, those discussed under Item 1A “Risk Factors” in our most recent Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 30, 2007. You should not place undue reliance on our forward-looking statements, which apply only as of the date of this report. The cautionary statements made in this report apply to all forward-looking statements wherever they appear in this report. Except as may be required by law, we undertake no obligation to publicly release any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

Overview

We have incurred significant operating losses since our inception in 1994. As of March 31, 2007, we had an accumulated deficit of $126,545,702. We incurred net losses of $292,765 in the first three months of 2007, $9,445,185 in 2006, $10,857,865 in 2005, and $8,886,252 in 2004. On February 28, 2007, we sold our proprietary harpin protein-based technology and substantially all of our assets used in our worldwide agricultural and horticultural markets to PHC for $2,097,575 (net of transaction costs incurred after January 1, 2007) and assumption of certain liabilities by PHC, including all of our obligations under our office and manufacturing facility lease, under our license with the Cornell Research Foundation (“CRF”) and under our change in control agreement with our former Chief Science Officer, Dr. Zhongmin Wei. From December 1, 2006 through February 28, 2007, we operated under an Independent Distribution Agreement whereby PHC served as the exclusive distributor of our products for all channels of trade, other than the Home and Garden Market, in substantially all worldwide territories. We believe that this sale will enable us to significantly reduce our future operating losses and liabilities, generate cash for our Home and Garden Business and preserve the potential future value of our remaining business assets, primarily our tax loss carryforwards. As described in more detail below, we retained the right to our cash, accounts receivable and assets relating to our Home and Garden Business. As part of the closing, we entered into a license and supply agreement with PHC, pursuant to which PHC granted us an exclusive worldwide right and license to sell harpin protein-based products for the protection of plants and seed and the promotion of overall plant health in the Home and Garden Market and a royalty free, exclusive worldwide license to use the Messenger, MightyPlant and Harp-N-Tek trademarks in connection with the sale of our Home and Garden Products. Under the license and supply agreement, PHC will supply us harpin proteins and harpin-protein based products for our Home and Garden Business. We retained all liabilities associated with the Home and Garden Business and all liabilities associated with the Harpin Protein Technology that occurred or existed prior to February 28, 2007 that were not specifically assumed by PHC.

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

Sale of Harpin Protein Technology to Plant Health Care

On February 28, 2007, under the terms of the Asset Purchase Agreement, we sold our Harpin Protein Technology to PHC for $1,396,824 in cash, net of transaction costs incurred after January 1, 2007 totaling $103,176, a promissory note in the principal amount of $700,751 payable on December 28, 2007 and the assumption by PHC of certain of the liabilities relating to or arising out of our Harpin Protein Technology totaling $520,613. The promissory note has an interest rate of 5% per annum and is secured by equipment, certain intellectual property and other assets acquired by PHC and unconditionally guaranteed by PHC’s indirect parent, Plant Health Care plc. Harpin Protein Technology includes substantially all of our assets used in the creation of plant health technology incorporating harpin proteins and the manufacture of biopesticide, plant health and nutrient products utilizing the

Harpin Protein Technology. These assets include all intellectual property, contracts (including our license agreement with the CRF and our office and manufacturing facility lease), equipment and inventory related to our worldwide agricultural and horticultural markets.

We believe that the sale of our Harpin Protein Technology will have the following effects on our future financial condition and results of operations:

•	Product sales are expected to decrease significantly in 2007 compared to 2006. The Harpin Protein Technology accounted for 91% of gross product sales in 2006.

•	Cost of goods sold is expected to decrease significantly in 2007 compared to 2006 as a result of the decrease in product sales and the elimination of idle capacity charges after February 28, 2007.

•	Research and development expenses are expected to decrease to less than $150,000 in 2007.

•	Selling, general and administrative expenses are expected to decrease significantly in 2007 compared to 2006.

The sale of our Harpin Protein Technology had the following effects on our condensed consolidated financial statements for the first quarter of 2007:

•	Cash and cash equivalents increased by $1,500,000 on February 28, 2007. This increase was offset by the payment of transaction costs totaling $103,176 incurred and recorded in the first three months of 2007 (approximately $320,000 was incurred and recorded in selling, general and administrative expense in 2006). Cash and cash equivalents also increased and other long-term assets decreased by $287,879 for the release of restricted cash and return of deposit by the facility lease landlord.

•	Current inventory decreased by $1,895,978 for inventory sold to PHC. We also sold $261,820 of finished goods to PHC under our Independent Distribution Agreement with PHC. The remaining inventory consists primarily of raw materials and finished goods used for our Home and Garden Business.

•	Other current assets decreased by $63,750 for equipment classified as held for sale and sold to PHC.

•	Property and equipment decreased by $647,962 for assets sold to PHC.

•	Current accrued liabilities decreased by $59,625 due to PHC’s assumption of these liabilities.

•	Other long-term liabilities decreased to zero at March 31, 2007 due to PHC’s assumption of our office and manufacturing facility lease liabilities recorded for rent expense in excess of rent payments totaling $73,131 and asset retirement obligation of $287,857 and our $100,000 liability to CRF.

•	As of February 28, 2007, the cumulative translation adjustment related to our European subsidiary totaling $103,470 was reclassified from accumulated other comprehensive income and reported as part of the gain on sale of Harpin Protein Technology as this subsidiary was substantially liquidated as a result of the sale to PHC.

The sale of Harpin Protein Technology to PHC resulted in a gain calculated as follows:

Cash portion of purchase price	$1,500,000
Promissory note portion of purchase price	700,751
Less transaction costs incurred after January 1, 2007	(103,176)
Assets sold to PHC:
Inventory	(1,895,978)
Equipment held for sale	(63,750)
Property and equipment held and used	(647,962)
Liabilities assumed by PHC:
Accrued liabilities	59,625
Other long-term liabilities	460,988
Recognition of cumulative translation adjustment	103,470
Gain on sale of assets to PHC	$113,968

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

Results of Operations

Three Months Ended March 31, 2007 and 2006

Revenues

Product sales revenue through February 28, 2007, prior to the sale of our Harpin Protein Technology, has resulted primarily from sales of Messenger STS, N-HibitTM, ProActTM, MightyPlantTM and other related products (hereafter referred to collectively as “Harp-N-TekTM products”) primarily to distributors in the agricultural markets in the United States and Spain. Product sales revenue in March 2007, after the sale of our Harpin Protein Technology, has resulted primarily from sales of Messenger and Messenger Seed Treatment primarily to distributors and consumers in the Home and Garden Market in the United States. Revenues from product sales are recognized when (a) the product is delivered to independent distributors, (b) we have satisfied all of our significant obligations and (c) any acceptance provisions or other contingencies or arrangements have been satisfied, including whether collection is reasonably assured. As part of the analysis of whether all of our significant obligations have been satisfied or situations where acceptance provisions or other contingencies or arrangements exist, we consider the following elements, among others: sales terms and arrangements, historical experience and current incentive programs. Our distributor arrangements provide no price protection or product-return rights. Net product sales by geographical region were:

	Three Months Ended March 31,
	2007	2006
United States	$177,664	$1,624,750
Spain	11,108	—
Other regions	—	23,637
Product sales, net of sales allowances	$188,772	$1,648,387

Net product sales revenue for the first quarter of 2007 was $188,772, a decrease of $1,459,615 from $1,648,387 in the same quarter of 2006. The decrease is a result of selling our Harpin Protein Technology to PHC on February 28, 2007, which was offset by the recognition of sales of Messenger STS in Spain, as described below. Net product sales to foreign customers in other regions were zero and $23,637 in the three months ended March 31, 2007 and 2006, respectively. The decrease was due to the sale of our Harpin Technology to PHC and our Independent Distribution Agreement entered into with PHC on December 1, 2006, whereby product orders received from customers in other regions were fulfilled by PHC in the United States. Net sales of Messenger to consumers in the Home and Garden Market in the United States totaled $134,659 and $231,181 in the three months ended March 31, 2007 and 2006, respectively. We believe this decrease in sales volume is due to higher levels of product inventory in the distribution channel, lower spending on personnel, marketing and advertising and poor weather conditions in the first quarter of 2007.

In February 2004, we received approval to sell Messenger in Spain. We initiated marketing activities in March 2004, but the approval was not received in time to meet initial sales activity. In order to ensure that an adequate supply of Messenger STS was quickly disbursed in the new distribution channel and to limit the amount of working capital required by our new distributors at this early stage of introduction, we granted flexible and/or extended payment terms to distributors in this new market. Because of this combination of factors, revenues from product deliveries to certain distributors were deferred and are recognized as payment is received. We recognized net revenue of $11,108 in the first quarter of 2007. Gross revenues of approximately $55,000 and cost of goods sold of approximately $28,000 were deferred at March 31, 2007 and will be recognized when payment is received.

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

Sales Allowances

Product sales revenue is reported net of applicable sales allowances, as follows:

	Three Months Ended March 31,
	2007	2006
Gross product sales	$188,108	$1,953,536
Sales allowances	—	(347,178)
Reduction of previously recorded sales allowance liabilities	664	42,029
Product sales, net of sales allowances	$188,772	$1,648,387

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

Sales allowances during the quarter ended March 31, 2007 were zero compared to $347,178 (18% of gross product sales) in the comparable quarter of 2006. The decrease was due to the sale of Harpin Protein Technology to PHC on February 28, 2007. As a result of the sale of the Harpin Protein Technology to PHC, we expect sales allowances to be less than 1% of sales in 2007. Net revenue for the quarters ended March 31, 2007 and 2006 include the reduction by $664 and $42,029, respectively, of sales allowance recognized in prior quarters that were not paid because actual amounts earned by distributors were less than amounts previously estimated.

Cost of Goods Sold

Cost of goods sold includes the cost of products sold to distributors, idle capacity charges, royalty expense, shipping and handling and other costs necessary to deliver product to distributors, and the cost of products used for promotional purposes. Cost of goods sold was $123,242 in the first quarter of 2007, compared to $1,015,480 in the first quarter of 2006. The decrease in cost of goods sold was primarily due to lower sales volumes in our Home and Garden Business and lower sales volumes, idle capacity charges, royalty expense, shipping and handling costs and products used for promotional purposes as a result of the sale of Harpin Protein Technology to PHC.

As a result of the sale of the Harpin Technology to PHC, cost of goods sold is expected to be significantly less in 2007 compared to 2006. Royalty expenses and idle capacity charges ceased as of February 28, 2007 and we currently expect that the cost of products used for promotional purposes will be less than $5,000 in 2007.

Research and Development Expenses

Research and development expenses consist primarily of personnel, field trial, laboratory, regulatory, patent and facility expenses. Research and development expenses decreased $180,096 from $316,538 in the first quarter of 2006 to $136,442 in the same quarter of this year. This decrease was primarily a result of the sale of Harpin Protein

Technology to PHC and lower personnel, facility, depreciation and field trial costs. Stock compensation expense included in research and development was zero in 2007 and $6,708 in the first quarter of 2006. As a result of the sale of our Harpin Protein Technology to PHC, we do not expect to incur any additional research and development expenses for the remainder of 2007.

Selling, General and Administrative Expenses

Selling, general and administrative expenses consist of payroll and related expenses for sales and marketing, executive and administrative personnel; advertising, marketing and professional fees; and other corporate expenses. Selling, general and administrative expenses decreased $1,159,004 from $1,558,786 in the first quarter of 2006 to $399,782 in the same quarter of 2007. The decrease resulted primarily from reductions in personnel, advertising and marketing expenses, facility costs and the sale of Harpin Protein Technology to PHC. Stock compensation expense included in selling, general and administrative expenses was $5,503 in the first quarter of 2007 compared to $118,421 in 2006.

Our business strategy moving forward is to use any revenues generated by our Home and Garden Business to support our operations while we explore whether there may be opportunities to realize potential value from our remaining business assets, primarily our tax loss carryforwards. As described below, we plan to engage legal and accounting professionals during 2007 to validate the underlying assumptions related to our tax loss carryforwards and analyze and provide advice on the options that may be available to preserve and maximize the potential use of our deferred tax assets, as well as on potential limitations and risks of such utilization strategy. We expect this to be an expensive and time consuming process, and we may not generate revenue from our Home and Garden Business or otherwise attract capital to support the process for its duration.

Gain on sale of investment

In the first quarter of 2006, we sold a minority stock investment for $100,000 that resulted in a gain of $99,884.

Interest Income

Interest income consists of earnings on our cash and cash equivalents and note receivable. Interest income increased $2,847 from $61,114 in the first quarter of 2006 to $63,961 in the same quarter of 2007. The increase was due to higher interest rates in 2007 and an increase in cash balances available for investment in the quarter ended March 31, 2007 compared to the same quarter in 2006, resulting from proceeds from the sale of our Harpin Protein Technology.

Income Taxes

We have generated a net loss from operations for each period since we began doing business. As of December 31, 2006, we had accumulated approximately $115,800,000 of net operating loss carryforwards for U.S. Federal income tax purposes, which expire between 2009 and 2026, and net operating loss carryforwards in 19 U.S. States that range from approximately $12,500,000 to approximately $2,000 per state and expire between 2007 and 2026. Our total U.S. general business credit carryforwards were approximately $1,400,000 and expire between 2013 and 2026. We have also accumulated approximately $1,400,000 of net operating loss carryforwards in Mexico that expire between 2011 and 2016 and approximately $7,000,000 million in France, of which approximately $4,200,000 expires in 2007 and 2008 and approximately $2,800,000 does not expire. We have provided a valuation allowance against our net deferred tax assets because of the significant uncertainty surrounding our ability to realize value on such assets.

Our business strategy is to use any revenue generated by our Home and Garden Business to support our continued operations while we explore whether there may be opportunities to realize potential value from our remaining business assets, primarily our tax loss carryforwards. The strategy is extremely speculative and subject to a large number of risks and uncertainties including those set forth under the heading “Risk Factors” in our most recent Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 30, 2007. We have conducted only limited preliminary analysis of our ability to utilize of our tax loss carryforwards and have drawn no final conclusions about the viability of this strategy. We have not developed any specific plan as to whether, how or within what time frame we might pursue or implement this strategy. In order to confirm whether there are opportunities to realize potential value from our tax loss carryforwards, we plan to engage legal and accounting professionals during 2007 to validate the underlying assumptions related to our tax loss carryforwards and analyze and provide advice on the options that may be available to preserve and maximize the potential use of our tax loss carryforwards, as well as on potential limitations and risks of such utilization strategy. This will be an expensive and time consuming process, and we may not generate revenue from our Home and Garden Business or otherwise attract capital to support the process for its duration.

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

Liquidity and Capital Resources

Our operating expenditures have been significant since our inception. We currently anticipate that our operating expenses in 2007, although substantially less than our operating expenses in 2006, will significantly exceed net Home and Garden Product sales and that net losses and working capital requirements will consume a material amount of our cash resources in 2007. Our future capital requirements will depend on the success of our Home and Garden Business and our ability to successfully implement our strategy of realizing potential value from our remaining business assets, primarily our tax loss carryforwards. We have no current intention to make substantial investments to grow our Home and Garden Business. We believe that the balance of our cash and cash equivalents at March 31, 2007 will be sufficient to meet our anticipated cash needs for net losses, working capital and capital expenditures for more than the next 12 months, although there can be no assurance in this regard.

At March 31, 2007, our cash and cash equivalents totaled $5,399,370, an increase of $1,214,145 from the balance of $4,185,225 at December 31, 2006. In the first quarter of 2007, we received $1,396,824 in net proceeds (after transaction costs incurred after January 1, 2007) from the sale of the Harpin Protein Technology to PHC and we expect to collect an additional $700,751 upon payment of the promissory note in December 2007. Prior to October 2000, we financed our operations primarily through the private sale of our equity securities, resulting in net proceeds of approximately $36,500,000 through September 30, 2000. In October 2000, we received approximately $91,500,000 in net proceeds from the initial public offering of 2,223,333 shares of our common stock. We plan to finance our operations in 2007 using existing cash and cash equivalents. Our business strategy of exploring whether there may be opportunities to utilize our remaining business assets, including our tax loss carryforwards, will, due to the importance of avoiding a future ownership change under the tax laws, limit us in our ability to issue additional stock to provide capital for our business.

The sale of our Harpin Protein Technology had the following effects on our cash used in operations and cash resources in the first quarter of 2007:

•	Cash and cash equivalents increased by $1,500,000 on February 28, 2007. This increase was offset by the payment of transaction costs totaling $103,176 incurred and recorded in the first three months of 2007 (approximately $320,000 was incurred and recorded in selling, general and administrative expense in 2006). Cash and cash equivalents also increased and other long-term assets decreased by $287,879 for the release of restricted cash and return of deposit by the facility lease landlord.

•	Current inventory decreased by $1,895,978 for inventory sold to PHC. We also sold $261,820 of finished goods to PHC under our Independent Distribution Agreement with PHC. The remaining inventory consists primarily of raw materials and finished goods used for our Home and Garden Business.

•	Other current assets decreased by $63,750 for equipment classified as held for sale and sold to PHC.

•	Property and equipment decreased by $647,962 for assets sold to PHC.

•	Current accrued liabilities decreased by $59,625 due to PHC’s assumption of these liabilities.

•	Other long-term liabilities decreased to zero at February 28, 2007 due to PHC’s assumption of our office and manufacturing facility lease liabilities recorded for rent expense in excess of rent payments totaling $73,131 and asset retirement obligation of $287,857 and our $100,000 liability to CRF.

•	Product sales, cost of goods sold, research and development and selling, general and administrative expense are expected to decrease significantly in 2007 compared to 2006.

Additionally, future minimum lease payments under the non-cancelable office and manufacturing facility lease totaling $184,970 in 2007, $229,424 in 2008 and $238,366 in 2009 were assumed by PHC as of February 28, 2007. We currently have no contractual obligations associated with capital and operating lease obligations.

Net cash used in operations decreased by $1,584,773 from $1,749,014 in the first three months of 2006 to $164,241 in the same period of 2007. Net cash used in operations in the first three months of 2007 resulted primarily from a net loss of $292,765 offset by net fluctuations in various asset and liability balances totaling $129,253. We expect that net cash used in operations will continue to be significant.

We conduct our operations in two primary functional currencies: the U.S. dollar and the euro. Historically, neither fluctuations in foreign exchange rates nor changes in foreign economic conditions have had a significant impact on our financial condition or results of operations. We currently do not hedge our foreign currency exposures and are, therefore, subject to the risk of exchange rate fluctuations. We may invoice our international customers in U.S. dollars and euros, as the case may be. We are exposed to foreign exchange rate fluctuations as the financial results of foreign subsidiaries are translated into U.S. dollars in consolidation. As of February 28, 2007, the cumulative translation adjustment related to our European subsidiary totaling $103,470 was reclassified from accumulated other comprehensive income and reported as part of the gain on sale of Harpin Protein Technology as this subsidiary was substantially liquidated as a result of the sale to PHC. Foreign exchange rate fluctuations did not have a material impact on our financial statements in the three months ended March 31, 2006.

Employment and Change-in-Control Agreements

We have a severance agreement with Bradley S. Powell, our President and Chief Financial Officer, that requires us to make severance payments equal to six months’ annual base salary if we terminate Mr. Powell’s employment without cause, as defined in the agreement. If we were required to make payments on this agreement, severance payments would total approximately $88,000 as of March 31, 2007.

We also have a change-in-control agreement with Mr. Powell. The agreement provides that, upon a change in control, as defined in the agreement, we or the acquiring company would continue to employ Mr. Powell, for a period of two years following such change in control. During that time, the agreement provides that Mr. Powell’s position, authority, duties and responsibilities would be substantially the same as they were during the 90-day period prior to the change in control, and that his annual base salary would be at least equal to his annual base salary established by our Board of Directors prior to the change in control. If, during this two-year period, Mr. Powell’s employment is terminated by us or the acquiring company, as applicable, other than for cause, as defined in the agreement, or by the executive for good reason, as defined in the agreement, Mr. Powell would be entitled to receive (i) his annual base salary, and pro rata annual bonus, through the date of termination, and any deferred compensation; and (ii) a severance payment equal to twice the sum of his annual base salary and the average of his past three annual bonuses. The sale of our Harpin Protein Technology is deemed a change in control under the agreement. Based on Mr. Powell’s current annual salary and bonus history, the severance payment to Mr. Powell under his change-in-control agreement would be approximately $350,000 as of March 31, 2007. In addition, Mr. Powell’s unvested stock options would accelerate and become fully vested and exercisable.

Critical Accounting Policies, Estimates and Judgments

Our critical accounting policies are more fully described in Note 1 to our consolidated financial statements included in our most recent Annual Report on Form 10-K, which was filed with the Securities and Exchange Commission on March 30, 2007. Certain of our accounting policies require the application of significant judgment by management in selecting the appropriate assumptions for calculating financial estimates. By their nature, these judgments are subject to an inherent degree of uncertainty. These judgments are based on historical experience, terms of existing contracts, commonly accepted industry practices, information provided by our customers and other assumptions that we believe are reasonable under the circumstances. Our estimates and assumptions are reviewed periodically and the effects of revisions are reflected in the condensed consolidated financial statements in the period in which they are determined to be necessary. Actual results may differ from these estimates under different assumptions or conditions. Our critical accounting policies and estimates include:

Revenue Recognition

Prior to the sale of our Harpin Protein Technology assets on February 28, 2007, we sold the majority of our products to independent, third-party distributors in the agricultural and horticultural markets. We sell the majority of our Home and Garden Products to independent, third-party distributors and directly to consumers over the internet in the Home and Garden Markets. Our arrangements with those distributors provide no price protection or product-return rights. We recognize revenue from product sales, net of sales allowances, when product is delivered to our distributors and all of our significant obligations have been satisfied, unless acceptance provisions or other contingencies or arrangements exist, including whether collection is reasonably assured. If acceptance provisions or contingencies exist, revenue is recognized after such provisions or contingencies have been satisfied. As part of the analysis of whether all of our significant obligations have been satisfied or situations where acceptance provisions or other contingencies or arrangements exist, we consider the following elements, among others: sales terms and arrangements, including customer payment terms, historical experience and current incentive programs.

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

We also record, at the time revenue is recognized, a liability for warranty claims based on a percentage of sales. The warranty accrual percentage and warranty liability are reviewed periodically and adjusted as necessary, based on historical experience, the results of product quality testing and future expectations. Changes in our estimate of the warranty liability are recorded in cost of goods sold.

Accounts and Note Receivable and Allowance for Doubtful Accounts

Accounts receivable balances are reported net of customer-specific related sales allowances. In determining the adequacy of the allowance for doubtful accounts, we consider a number of factors, including the age of outstanding invoices, customer payment trends, the financial condition of our customers, historical bad debts and current economic trends. Based upon our analysis of outstanding accounts and note receivable at March 31, 2007, no allowance for doubtful accounts was recorded. Changes in the factors above or other factors could result in a significant charge.

Inventory Valuation and Classification

Our inventory is valued at the lower of cost or market on an average cost basis. We regularly review inventory balances to determine whether a write-down is necessary. We consider various factors in making this determination, including recent sales history, including bulk sales, and predicted trends, industry market conditions, general economic conditions, the age of our inventory and recent quality control data. Changes in the factors above or other factors could result in significant inventory cost reductions and write-offs.

As of December 31, 2006, we reviewed assets for impairment in connection with the sale of our Harpin Protein Technology to PHC by comparing the carrying value at February 28, 2007 of assets sold to consideration received from PHC and recorded liabilities assumed by PHC. Based on this review, the carrying value of inventory sold to PHC exceeded the consideration received from PHC and recorded liabilities assumed by PHC. Accordingly, we recorded a $452,347 charge for impairment to inventory as of December 31, 2006.

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

Valuation of Property and Equipment

We periodically review the carrying values of our property and equipment to determine whether such assets have been impaired. An impairment loss must be recorded pursuant to SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, when the undiscounted net cash flows expected to be realized from the use of such assets are less than their carrying value. The determination of undiscounted net cash flows expected requires us to make many estimates, projections and assumptions, including the lives of the assets, future sales and expense levels, additional capital investments or expenditures necessary to maintain the assets, industry market trends and general and industry economic conditions. Prior to the sale of our Harpin Protein Technology assets on February 28, 2007, our property and equipment consisted primarily of assets used to manufacture and sell our products and assets used in our research and administration. For the purpose of assessing asset impairment, we grouped all of these assets together in one asset group because our administration and research support our manufacturing and sales activities and do not have a separate identifiable cash flow. Equipment and leasehold improvements are stated at estimated fair value as a result of asset impairment charges recorded at June 30, 2006.

Stock-Based Compensation

We account for stock-based compensation in accordance with the fair value recognition provisions of SFAS 123R. We use the Black-Scholes-Merton option-pricing model which requires the input of highly subjective assumptions. These assumptions include estimating the length of time employees will retain their vested stock options before exercising them (“expected term”), the estimated volatility of our common stock price over the expected term and the number of options that will ultimately not complete their vesting requirements (“forfeitures”). Changes in the subjective assumptions can materially affect the estimate of fair value of stock-based compensation and consequently, the related amount recognized in the condensed consolidated statements of operations.

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

Item 4.  Controls and Procedures

Our President and Chief Financial Officer has carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of the end of the fiscal quarter covered by this report. Based on that evaluation, our President and Chief Financial Officer concluded that our disclosure controls and procedures are effective as of the end of such quarter. There have been no changes in our internal control over financial reporting during the quarter covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1A.  Risk Factors

Except as described below, there have not been any material changes during the quarter ended March 31, 2007 to the risk factors set forth in Part I, Item 1A in our Annual Report on Form 10-K for the year ended December 31, 2006 filed with the SEC on March 30, 2007.

Item 4.  Submission of Matters to a Vote of Security Holders

A special meeting of shareholders of Eden Bioscience Corporation was held on February 26, 2007. At the special meeting, our shareholders were asked (1) to consider and vote upon a proposal to approve the sale of our Harpin Protein Technology pursuant to an asset purchase agreement, and (2) to consider and vote upon a proposal to adjourn the special meeting to another time or place, if necessary in the judgment of the proxy holders, for the purpose of soliciting additional proxies to vote in favor of the first proposal. The sale of our Harpin Protein Technology to PHC was approved by our shareholders as follows:

	Votes For	Votes Against	Votes Abstain
1. To consider and vote upon a proposal to approve the sale of our Harpin Protein Technology, pursuant to the asset purchase agreement dated as of December 1, 2006, between us and Plant Health Care, Inc. and Plant Health Care plc	5,475,691	210,143	14,511

2. To consider and vote upon a proposal to adjourn the special meeting to another time or place, if necessary in the judgment of the proxy holders, for the purpose of soliciting additional proxies to vote in favor of the first proposal	5,392,068	271,644	36,633

Item 6.  Exhibits

Exhibit 31.1 is being filed as part of this quarterly report on Form 10-Q. Exhibit 32.1 is being furnished with this quarterly report on Form 10-Q.

Exhibit Number	Description
31.1	Rule 13a-14(a) Certification (President and Chief Financial Officer).
32.1	Section 1350 Certification (President and Chief Financial Officer).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EDEN BIOSCIENCE CORPORATION

Date: May 10, 2007

By:	/s/ Bradley S. Powell Bradley S. Powell President, Chief Financial Officer and Secretary (Principal Executive, Financial and Accounting Officer)