Form 10-Q
period 2007-06-30
EDEN BIOSCIENCE CORP
filed 2007-08-10
CIK 930095

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended June 30, 2007

or

[ ]	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from to _____________ to _________________

Commission File Number 0-31499

Eden Bioscience Corporation
(Exact name of registrant as specified in its charter)

Washington	91-1649604
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

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
Large accelerated filer [ ] Accelerated filer [ ] Non-accelerated filer [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

State the number of shares outstanding of each of the registrant’s classes of common equity, as of the latest practicable date:

Class	Outstanding as of August 10, 2007
Common Stock, $.0025 Par Value	8,149,554

Eden Bioscience Corporation

PART I—FINANCIAL INFORMATION

Item 1. Unaudited Financial Statements

EDEN BIOSCIENCE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

ASSETS

	June 30, 2007	December 31, 2006
Current assets:
Cash and cash equivalents	$6,004,702	$4,185,225
Accounts receivable, net of sales allowances	26,784	186,175
Note receivable	204,493	—
Inventory, current	85,597	2,284,300
Prepaid expenses and other current assets	100,459	289,892
Total current assets	6,422,035	6,945,592
Inventory, non-current	39,612	41,758
Property and equipment, net	99	698,061
Other assets	85,991	287,879
Total assets	$6,547,737	$7,973,290

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$143,329	$279,224
Accrued liabilities	150,689	528,284
Total current liabilities	294,018	807,508
Other long-term liabilities	—	456,722
Total liabilities	294,018	1,264,230
Commitments and contingencies
Shareholders’ equity:
Preferred stock, $.01 par value, 10,000,000 shares authorized; no shares issued and outstanding at June 30, 2007 and December 31, 2006	—	—
Common stock, $.0025 par value, 33,333,333 shares authorized; 8,149,554 issued and outstanding shares at June 30, 2007 and December 31, 2006	20,374	20,374
Additional paid-in capital	132,860,628	132,849,727
Accumulated other comprehensive income	—	91,896
Accumulated deficit	(126,627,283)	(126,252,937)
Total shareholders’ equity	6,253,719	6,709,060
Total liabilities and shareholders’ equity	$6,547,737	$7,973,290

The accompanying notes are an integral part of these statements.

EDEN BIOSCIENCE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Product sales, net of sales allowances	$83,127	$1,760,040	$271,899	$3,408,427

Operating expenses:
Cost of goods sold	15,093	839,572	138,335	1,855,052
Research and development	—	372,937	136,442	689,475
Selling, general and administrative	233,718	1,379,502	633,500	2,938,288
Loss on impairment of equipment and leasehold improvements	—	4,880,516	—	4,880,516
Gain on sale of equipment	—	(26,979)	—	(44,557)
Total operating expenses	248,811	7,445,548	908,277	10,318,774
Loss from operations	(165,684)	(5,685,508)	(636,378)	(6,910,347)

Other income:
Gain on sale of Harpin Protein Technology	—	—	113,968	—
Gain on sale of investment	—	—	—	99,884
Interest income	84,103	55,558	148,064	116,672
Total other income	84,103	55,558	262,032	216,556
Loss before income taxes	(81,581)	(5,629,950)	(374,346)	(6,693,791)
Income taxes	—	—	—	—
Net loss	$(81,581)	$(5,629,950)	$(374,346)	$(6,693,791)
Basic and diluted net loss per share	$(0.01)	$(0.69)	$(0.05)	$(0.82)
Weighted average shares outstanding used to compute net loss per share	8,149,554	8,143,950	8,149,554	8,139,752

The accompanying notes are an integral part of these statements.

EDEN BIOSCIENCE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
	2007	2006
Cash flows from operating activities:
Net loss	$(374,346)	$(6,693,791)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	—	350,744
Gain on sale of Harpin Protein Technology	(113,968)	—
Recognition of cumulative translation adjustment	103,470	—
Loss on impairment of equipment and leasehold improvements	—	4,880,516
Stock compensation expense	10,901	203,959
Gain on sale of equipment	—	(44,557)
Gain on sale of investment	—	(99,884)
Accretion expense	5,672	15,406
Deferred rent payable	(1,406)	78,756
Changes in assets and liabilities:
Accounts receivable	149,544	(990,527)
Inventory	281,438	835,914
Prepaid expenses and other assets	327,571	78,909
Accounts payable	(135,895)	(112,185)
Accrued liabilities	(318,917)	(210,183)
Net cash from operating activities	(65,936)	(1,706,923)

Cash flows from investing activities:
Proceeds from sale of Harpin Protein Technology	1,903,074	—
Purchase of equipment	—	(16,377)
Proceeds from sale of investment	—	100,000
Proceeds from sale of equipment	50,000	164,557
Net cash from investing activities	1,953,074	248,180

Cash flows from financing activities:
Proceeds from issuance of common stock	—	21,000
Net cash from financing activities	—	21,000

Effect of foreign currency exchange rates on cash and cash equivalents	(67,661)	54,514

Net increase (decrease) in cash and cash equivalents	1,819,477	(1,383,229)
Cash and cash equivalents at beginning of period	4,185,225	6,825,652
Cash and cash equivalents at end of period	$6,004,702	$5,442,423

The accompanying notes are an integral part of these statements.

EDEN BIOSCIENCE CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Organization and Summary of Significant Accounting Policies

Organization and Business

Eden Bioscience Corporation (“Eden Bioscience” or the “Company”) was incorporated in the State of Washington on July 18, 1994. On February 28, 2007, the Company sold its proprietary harpin protein-based technology and substantially all of its assets used in the manufacturing and distribution of harpin-based products used in the worldwide agricultural and horticultural markets (“Harpin Protein Technology”) to Plant Health Care, Inc. (“PHC”). From December 1, 2006 through February 28, 2007, the Company operated under an Independent Distribution Agreement whereby PHC served as the exclusive distributor of the Company’s products for all channels of trade, other than to retail distributors and consumers (the “Home and Garden Market”), in substantially all worldwide territories. The Company’s business strategy after the sale is to sell harpin protein-based products to the Home and Garden Market (the “Home and Garden Business”) and use its available cash and any revenue generated from its Home and Garden Business to explore whether there may be opportunities to realize potential value from its remaining business assets, primarily its tax loss carryforwards.

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

In the opinion of management, the unaudited condensed consolidated financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to state fairly the financial information set forth therein. Results of operations for the three and six months ended June 30, 2007 are not necessarily indicative of the results expected for the full fiscal year or for any future period. Since the Company is continuing to sell harpin protein-based products to the Home and Garden Market and historically has had one asset group for purposes of assessing asset impairment and one operating segment, the condensed consolidated financial statements properly do not present discontinued operations.

On April 17, 2006, the Company amended its Restated Articles of Incorporation to reduce the Company’s number of authorized shares of common stock from 100,000,000 to 33,333,333 and to effect a 1-for-3 reverse stock split of the Company’s outstanding common stock. The reverse stock split was effective with respect to shareholders of record at 5:00 p.m., Pacific daylight time, on April 18, 2006 and the Company’s common stock began trading as adjusted for the reverse stock split on April 19, 2006. As a result of the reverse stock split, each three shares of common stock were exchanged for one share of common stock and the total number of shares outstanding was reduced from 24,406,870 shares to 8,135,554 shares. The Company has retroactively adjusted all the share information to reflect the reverse stock split in the accompanying condensed consolidated financial statements and footnotes.

Liquidity

The Company’s operating expenditures have been significant since its inception. The Company currently anticipates that its operating expenses in 2007, although substantially less than its operating expenses in 2006, will significantly exceed net sales of its harpin protein-based home and garden products (“Home and Garden Products”) in the Home and Garden Market and that net losses and working capital requirements will consume a material

EDEN BIOSCIENCE CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

amount of its cash resources in 2007. The Company’s future capital requirements will depend on the success of its Home and Garden Business and its ability to successfully implement its strategy of realizing potential value from its remaining business assets, primarily its tax loss carryforwards. The Company does not plan to make a substantial investment toward the development of its Home and Garden Business. Management of the Company believes that the balance of its cash and cash equivalents at June 30, 2007 will be sufficient to meet its anticipated cash needs for net losses, working capital and capital expenditures for more than the next 12 months, although there can be no assurance in that regard.

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

Accounts and Note Receivable

In determining the adequacy of the allowance for doubtful accounts, the Company considers a number of factors, including the aging of the accounts receivable portfolio, customer payment trends, the financial condition of its customers, historical bad debts and current economic trends. Based upon an analysis of outstanding net accounts and note receivable, no allowance for doubtful accounts was recorded at June 30, 2007 or December 31, 2006.

Inventory

Inventory is valued at the lower of average cost or market. Costs include material, labor and overhead. The Company estimates inventory cost reductions based on expected sales value, including expected bulk sale, the results of quality control testing and the amount and age of product in the Company’s inventory.

Property and Equipment

Equipment and leasehold improvements are stated at estimated fair value as a result of asset impairment charges recorded as of June 30, 2006 in the amount of $4,880,516. Prior to June 30, 2006, equipment and leasehold improvements were stated at historical cost. Improvements and replacements are capitalized. Maintenance and repairs are expensed when incurred. The provision for depreciation and amortization is determined using straight-line and units-of-production methods, which allocate costs less salvage value over their estimated useful lives of two to twenty years. Leasehold improvements are amortized over the shorter of their estimated useful lives or lease term, which range between two to ten years.

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

Other Assets

As of June 30, 2007, other non-current assets consist principally of prepaid insurance. As of December 31, 2006, other non-current assets consist principally of restricted investments held as deposits in connection with the Company’s operating lease. In the first quarter of 2006, the Company sold a minority stock investment for $100,000 that resulted in a gain of $99,884.

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

Gross product sales and sales allowances are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Gross product sales	$83,127	$1,829,118	$271,235	$3,782,654
Sales allowances	—	(160,754)	—	(507,932)
Elimination of previously recorded sales allowance liabilities	—	91,676	664	133,705
Product sales, net of sales allowances	$83,127	$1,760,040	$271,899	$3,408,427

Net product sales by geographical region were:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
United States	$74,403	$1,556,058	$252,067	$3,150,008
Spain	8,724	140,224	19,832	140,224
Other regions	—	63,758	—	118,195
Product sales, net of sales allowances	$83,127	$1,760,040	$271,899	$3,408,427

Accounting for Stock Compensation

The Company maintains a stock equity incentive plan under which it may grant non-qualified stock options, incentive stock options or restricted stock to employees, non-employee directors and consultants. Effective January 1, 2006, the Company adopted the fair value recognition provisions of Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”). Total stock-based compensation expense recognized in the condensed consolidated statement of operations for the three months ended June 30, 2007 and 2006 was $5,398 and $78,830, respectively. Total stock-based compensation expense recognized in the condensed consolidated statement of operations for the six months ended June 30, 2007 and 2006 was $10,901 and $203,959, respectively. As of June 30, 2007, total unrecognized stock-based compensation expense related to nonvested stock options was approximately $15,000 and the Company expects to recognize approximately $9,000 in the remainder of 2007 and approximately $6,000 in 2008.

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

Foreign Currency Translation

The Company conducts its operations in two primary functional currencies: the U.S. dollar and the euro. Balance sheet accounts of the Company’s foreign operations are translated from foreign currencies into U.S. dollars at period-end exchange rates while income and expenses are translated at average exchange rates during the period. Cumulative translation gains or losses related to net assets located outside the U.S. are shown as a component of shareholders’ equity. Gains and losses resulting from foreign currency transactions, which are denominated in a currency other than the entity’s functional currency, are included in the consolidated statements of operations. As of February 28, 2007, the cumulative translation adjustment related to the Company’s European subsidiary totaling $103,470 was reclassified from accumulated other comprehensive income and reported as part of the gain on sale of Harpin Protein Technology as this subsidiary was substantially liquidated as a result of the sale to PHC. There were no significant gains or losses on foreign currency transactions in the three and six months ended June 30, 2006.

Net Loss per Share

Basic net loss per share is the net loss divided by the average number of shares outstanding during the period. Diluted net loss per share is the net loss divided by the sum of the average number of shares outstanding during the period plus the additional shares that would have been issued had all dilutive stock options been exercised, less shares that would be repurchased with the proceeds from such exercise using the treasury stock method. The effect of including outstanding stock options is antidilutive for all periods presented. Therefore, stock options totaling 446,910 and 864,963 as of June 30, 2007 and 2006, respectively, have been excluded from the calculation of diluted net loss per share.

2.  Sale of Harpin Protein Technology to Plant Health Care, Inc.

On February 28, 2007, under the terms of an asset purchase agreement, the Company sold the Harpin Protein Technology to PHC for $1,396,824 in cash, net of transaction costs incurred after January 1, 2007 totaling $103,176, a promissory note in the principal amount of $700,751 payable on December 28, 2007 and the assumption by PHC of certain of the liabilities relating to or arising out of the Company’s Harpin Protein Technology. The promissory note has an interest rate of 5% per annum and is secured by equipment, certain intellectual property and other assets acquired by PHC and unconditionally guaranteed by PHC’s indirect parent, Plant Health Care plc. On June 6, 2007, PHC sold substantially all of the equipment that secured the promissory note and, in accordance with the terms of the promissory note, paid the Company 75% of the proceeds from the sale which amounted to $506,250. The Company also sold $261,820 of finished goods to PHC under the Independent Distribution Agreement. Harpin Protein Technology includes substantially all of the Company’s assets used in the creation of plant health technology incorporating harpin proteins and the manufacture of biopesticide, plant health and nutrient products utilizing the Harpin Protein Technology. These assets include all intellectual property, contracts (including the Company’s license agreement with the Cornell Research Foundation (“CRF”) and manufacturing and office facility lease), equipment and inventory related to the Company’s worldwide agricultural and horticultural markets.

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

3. Stock Options

At June 30, 2007, the Company had reserved 113,332 shares of common stock for issuance under the 1995 Combined Incentive and Nonqualified Stock Option Plan, all of which had been granted, and 1,149,392 shares for issuance under the 2000 Stock Incentive Plan. Options totaling 333,578 under the 2000 Stock Incentive Plan had been granted at June 30, 2007, leaving 815,814 options available for future grant.

The following table summarizes stock option activity:

	Number of Shares	Weighted Average Exercise Price Per Share
Balance at December 31, 2006	741,384	$8.31
Granted	—	—
Forfeited	(294,474)	6.46
Balance at June 30, 2007	446,910	9.92

Exercisable at June 30, 2007	429,688	$10.04

4. Inventory

Inventory, at the lower of average cost or market, consists of the following:

	June 30, 2007	December 31, 2006
Raw materials	$11,314	$418,597
Bulk manufactured goods	—	340,313
Finished goods	113,895	1,567,148
Total inventory	125,209	2,326,058
Less non-current portion of inventory	(39,612)	(41,758)
Current portion of inventory	$85,597	$2,284,300

The non-current portion of inventory consists of raw materials and finished goods that the Company does not expect to utilize in the next twelve months following the balance sheet date.

As of December 31, 2006, the Company reviewed assets for impairment in connection with the sale of the Company’s Harpin Protein Technology to PHC by comparing the carrying value at February 28, 2007 of assets sold to consideration received from PHC and recorded liabilities assumed by PHC. Based on this review, the carrying value of inventory sold to PHC exceeded the consideration received from PHC and recorded liabilities assumed by PHC. Accordingly, the Company recorded a $452,347 charge for impairment to inventory as of December 31, 2006.

5. Property and Equipment

Property and equipment are recorded at estimated fair value using an orderly liquidation method and leasehold improvements were estimated to have zero fair value. At June 30, 2007, property and equipment consist of assets used in the Company’s Home and Garden Business. At December 31, 2006, property and equipment consists primarily of assets used to manufacture and sell the Company’s products and assets used in research and administration.

The Company recorded depreciation and amortization of $174,667 for the three months ended June 30, 2006 and $350,744 for the six months ended June 30, 2006. No depreciation was recorded after June 30, 2006 for equipment

EDEN BIOSCIENCE CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

depreciated under the units-of-production method due to no production during the period or for equipment depreciated under the straight-line method as estimated fair value approximated salvage value.

In reviewing for impairment in connection with the preparation of the Company’s financial statements for the quarter ended June 30, 2006, the Company compared the carrying value of such assets to updated undiscounted cash flows expected from the use of the asset group. As a result of continuing operating losses and lower sales and growth rates in the first half of 2006 compared to forecasts, the carrying value of the group of assets exceeded undiscounted cash flows expected from the use of this asset group. Consequently, the Company concluded on July 31, 2006 that a charge for impairment to its equipment and leasehold improvements was required and a $4,880,516 impairment loss was recognized at June 30, 2006. The Company estimated the fair value of equipment using an orderly liquidation method and no fair value was attributed to leasehold improvements.

6. Accrued Liabilities

Accrued liabilities consist of the following:

	June 30, 2007	December 31, 2006
Compensation and benefits	$55,929	$136,697
Legal fees and expenses	6,858	107,809
Facility costs	2,229	70,352
Research and development field trial expenses	—	59,725
Royalty	—	39,794
Promotions	38,003	38,683
Warranty	25,000	25,000
Other	22,670	50,224
Total accrued liabilities	$150,689	$528,284

7. Warranty Liability

The Company provides a limited warranty to its customers that products, at the time of the first sale, conform to the chemical description on the label and under normal conditions are reasonably fit for the purpose referred to in the directions for use, subject to certain inherent risks. The Company records, at time revenues are recognized, a liability for warranty claims based on a percentage of sales. The warranty accrual percentage is reviewed periodically and adjusted as necessary, based on historical experience, the results of product quality testing and future expectations. There were no changes to the Company’s warranty liability during the three months ended June 30, 2007.

8. Commitments and Contingencies

Employment Agreement

On July 25, 2007, the Company entered into an employment agreement with Bradley S. Powell, its President and Chief Financial Officer. Under the terms of the employment agreement, the Company has agreed to pay Mr. Powell an annual base salary initially set at $205,000, and a lump sum amount payable upon execution of the employment agreement equal to the retroactive application of his annual base salary to December 15, 2006, the date on which he became the Company’s President. Mr. Powell may receive, at the Compensation Committee’s sole discretion, a bonus upon completion of an acquisition, merger or consolidation to which the Company is a party. Mr. Powell is also entitled to participate, subject to and in accordance with applicable eligibility requirements, in fringe benefit programs provided to other employees of the Company. The employment agreement includes noncompetition and nonsolicitation provisions that apply to Mr. Powell during his employment and for a period of 18 months thereafter, and includes customary nondisclosure and inventions assignment provisions.

The employment agreement extinguished Mr. Powell’s change-in-control agreement, dated August 16, 2000, and severance agreement, dated January 28, 2002, in exchange for supplemental payments totaling $356,145. The supplemental payments are payable in installments as follows: one-half on execution of the employment agreement; one-quarter on September 30, 2007; and one-quarter on January 1, 2008. Any remaining unpaid supplemental

EDEN BIOSCIENCE CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

payment shall not be made in the event Mr. Powell’s employment is terminated by the Company for cause, as defined in the agreement, or if Mr. Powell voluntarily terminates his employment for any reason. If Mr. Powell’s employment is terminated by the Company without cause or as a result of his death or total disability, as defined in the agreement, any remaining unpaid supplemental payment shall be accelerated and paid on the date of termination and Mr. Powell’s unvested stock options would accelerate and become fully vested and exercisable.

Legal Proceedings

The Company is subject to various claims and legal actions that arise in the ordinary course of business and believes that the ultimate liability, if any, with respect to these claims and legal actions will not have a material effect on its condensed consolidated financial statements.

9. Major Customers

Net product sales to the following distributors accounted for more than ten percent of net revenues for the periods indicated:

	Three Months Ended June 30,			Six Months Ended June 30,
	2007	2006		2007	2006
Customer A	$—	$	**	$42,000	$	**
Customer B	7,000		—	35,000		—
Customer C	9,000		**	**		**
Customer D	—		297,000	—		667,000
Customer E	—		204,000	—		460,000
Customer F	—		212,000	—		393,000

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

If the Company were to undergo an ownership change as defined in Section 382 of the U.S. Internal Revenue Code (the “Code”), its net tax loss and general business credit carryforwards generated prior to the ownership change would be subject to annual limitations, which could reduce, eliminate, or defer the utilization of these losses. Based upon a review of past changes in the Company’s ownership, the Company believes that it may have experienced ownership changes (as defined under Section 382) on March 20, 1996 and October 2, 2000 that may result in limitations on the Company’s future ability to use tax loss carryforwards generated prior to those dates. The Company does not believe that the sale to PHC resulted in another ownership change that would further limit its future ability to use tax loss carryforwards generated after October 2000 because it was a sale of assets. However, the IRS or some other taxing authority may disagree with the Company’s position and contend that the Company has already experienced other such ownership changes or that the sale of assets resulted in an ownership change. In such case, the Company’s ability to use its tax loss carryforwards to offset future taxable income would be severely limited. If the sale of assets to PHC results in an ownership change as defined in Section 382 of the Code, the Company’s tax loss carryforwards available to offset future taxable income could be severely limited and the tax loss carryforwards may expire as a result of the limitation. If an ownership change does not occur as a result of the sale to PHC, there is still the potential for an ownership change to occur under Section 382 as a result of future changes in stock ownership. Net operating loss carryforwards may expire if the Company does not generate sufficient income to utilize the losses before their normal expiration. In addition to Section 382, certain other statutory provisions and common law doctrine could limit the Company’s opportunities to realize potential value

EDEN BIOSCIENCE CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

from, or otherwise adversely affect the Company’s ability to preserve and utilize, the Company’s tax loss carryforwards.

11. Shareholder Rights Plan

The Board of Directors of Eden Bioscience Corporation declared a dividend of one preferred share purchase right for each outstanding share of the Company’s common stock pursuant to a rights agreement dated as of June 1, 2007, between Eden Bioscience and Mellon Investor Services LLC as Rights Agent (the “Rights Agreement”). The dividend was paid on June 4, 2007 to the Company’s shareholders of record on that date. In addition, the Board of Directors authorized the issuance of one preferred share purchase right for each additional share of common stock that becomes outstanding between June 1, 2007 and the earliest of:

•	the distribution date, which is the earliest of: (1) the close of business on the tenth business day after a public announcement that a person has acquired beneficial ownership of 5% or in the case of any person or group that owned beneficially 5% or more of the outstanding shares of common stock on June 1, 2007, 13% (or 18% in the case of SF Holding Corp., an existing investor that owns in excess of 16% of the outstanding shares) or more of the outstanding shares of common stock (such 5% or 13% being hereafter referred to as the “Requisite Percentage”); and (2) a date that the Board of Directors designates following the commencement of, or first public disclosure of an intent to commence, a tender or exchange offer for outstanding shares of common stock that could result in the offeror becoming the beneficial owner of the Requisite Percentage or more of the outstanding shares of common stock;

•	the date on which the rights expire, June 1, 2017; and

•	the date, if any, on which the Board of Directors redeems the preferred share purchase rights.

Each preferred share purchase right entitles its registered holder to purchase from the Company one one-hundredth of a share of the Series R Participating Cumulative Preferred Stock, at a price of $12.00 per one one-hundredth of a preferred share, subject to adjustment as described below.

To preserve the economic value of the preferred share purchase rights, the number of preferred shares or other securities issuable upon exercise of a preferred share purchase right, the purchase price, the redemption price and the number of preferred share purchase rights associated with each outstanding common share are all subject to adjustment by the Board of Directors. The Board of Directors may make adjustments in the event of any change in the common or preferred shares, including, for example, changes associated with stock dividends or stock splits, recapitalizations, mergers or consolidations, split-ups, split-offs or spin-offs, or distributions of cash, assets, options, warrants, indebtedness or subscription rights to holders of common or preferred shares.

If a person acquires beneficial ownership of the Requisite Percentage or more of the Company’s outstanding shares of common stock after June 1, 2007, the preferred share purchase rights will entitle each right holder, other than such person or any affiliate or associate of that person, to purchase, for the purchase price, the number of shares of common stock which at the time of the transaction would have a market value of twice the purchase price.

After a person becomes the beneficial owner of the Requisite Percentage or more of the outstanding shares of common stock, but before a person becomes the beneficial owner of more than 50% of these shares, the Board of Directors may elect to exchange each preferred share purchase right, other than those that have become null and void and nontransferable as described above, for shares of common stock, without payment of the purchase price. The exchange rate in this situation would be one-half of the number of shares of common stock that would otherwise be issuable at that time upon the exercise of one preferred share purchase right.

At any time prior to any person acquiring beneficial ownership of the Requisite Percentage or more of the outstanding shares of common stock, the Board of Directors may redeem the preferred share purchase rights in whole, but not in part. The redemption price of $0.0025 per preferred share purchase right, subject to adjustment as provided in the Rights Agreement, may be paid in cash, shares of common stock or other Eden Bioscience securities deemed by the Board of Directors to be at least equivalent in value.

EDEN BIOSCIENCE CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

At any time prior to any person’s or group’s acquiring beneficial ownership of the Requisite Percentage or more of the outstanding shares of common stock, the Board of Directors may, without the approval of any holder of the preferred share purchase rights, supplement or amend any provision of the Rights Agreement, including the date on which the distribution date or expiration date would occur, the time during which the preferred share purchase rights may be redeemed and the terms of the preferred shares.

The principal purpose of the preferred share purchase rights is to protect the utilization of the Company’s net operating tax loss carryforwards, which could be jeopardized in the event that any investor accumulates a large position in the Company’s stock. The preferred share purchase rights have certain antitakeover effects and will cause substantial dilution to a person that attempts to acquire Eden Bioscience on terms not approved by the Board of Directors. The preferred share purchase rights should not affect any prospective offeror willing to make an all cash offer at a full and fair price, or willing to negotiate with the Board of Directors. Similarly, the preferred share purchase rights will not interfere with any merger or other business combination approved by the Board of Directors since the board of directors may, at its option, redeem all, but not less than all, of the then outstanding preferred share purchase rights at the redemption price.

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

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 that involve risks and uncertainties, such as statements regarding the impact of the asset sale on our future financial condition and results of operations; our ability to preserve and employ our tax loss carryforwards; our belief that our cash balance at June 30, 2007 will be sufficient to meet anticipated cash needs for more than the next 12 months; and our belief that we will significantly reduce operating expenses during 2007. We use words such as “anticipate,” “believe,” “expect,” “future,” “intend,” and the negative of these terms and similar expressions to identify forward-looking statements. However, these words are not the exclusive means of identifying such statements. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances are forward-looking statements. Our actual results could differ materially from those anticipated in these forward-looking statements for many reasons, including the following factors:

•	Our inability to be successful in our Home and Garden Business, which has a limited operating history, has generated only limited revenue to date and in which we do not currently expect to substantially increase our investment.

•	The failure of PHC to perform its obligations under the promissory note issued in connection with the sale of our Harpin Protein Technology or of Plant Health Care plc to perform its obligations under the guaranty, in which case we may not receive some or all of the deferred consideration payable by PHC under the asset purchase agreement, which could adversely affect our operations.

•	Our inability to reduce operating losses and negative cash flow and achieve profitability or sustain operations.

•	The failure of PHC, on whom we are dependent for the manufacture and supply of harpin proteins and harpin protein-based products for our Home and Garden Business, to provide timely delivery of high-quality products, which could adversely affect our business and results of operations.

•	Our inability to be successful in building greater market awareness and increasing sales in our Home and Garden Business, which is relatively new and has limited market awareness.

•	Our inability to establish or maintain successful relationships with independent distributors and retailers, which could adversely affect our sales and our ability to generate revenue from our Home and Garden Business.

•	Our inability to compete successfully in the market for Home and Garden Products.

•	Our inability to compete with PHC’s Harpin Protein Technology business until after February 28, 2009.

•	Our inability to achieve profitability or our inability to identify and acquire other businesses on favorable terms in order to increase our revenues and generate new income.

•	Our inability to obtain regulatory approvals, or to comply with ongoing and changing regulatory requirements, which could delay or prevent sales of our current or any future Home and Garden Products.

•	Our inability to adequately distinguish our products from genetically modified plants and products, which could negatively impact market acceptance and regulatory approval of our products.

•	The occurrence of product liability claims which could adversely affect our operations.

•	Rapid changes in technology, which could render our current or any future products we may develop unmarketable or obsolete.

•	Our inability to retain our existing personnel, which could impair our ability to successfully manage our business or achieve our objectives.

•  Our inability to realize value from our tax loss carryforwards.

EDEN BIOSCIENCE CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

•	Our inability to use our tax loss carryforwards because we are unable to generate taxable income.

•	IRS challenge of the amount of our tax loss carryforwards.

•	Changes in legislation that could negatively affect our ability to use the tax benefits associated with our tax loss carryforwards.

More information about factors that potentially could affect our financial results and our business include, but are not limited to, those discussed under Item 1A “Risk Factors” in our most recent Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 30, 2007. You should not place undue reliance on our forward-looking statements, which apply only as of the date of this report. The cautionary statements made in this report apply to all forward-looking statements wherever they appear in this report. Except as may be required by law, we undertake no obligation to release publicly any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

Overview

We have incurred significant operating losses since our inception in 1994. As of June 30, 2007, we had an accumulated deficit of $126,627,283. We incurred net losses of $374,346 in the first six months of 2007, $9,445,185 in 2006, $10,857,865 in 2005, and $8,886,252 in 2004. On February 28, 2007, we sold our proprietary harpin protein-based technology and substantially all of our assets used in our worldwide agricultural and horticultural markets to PHC for $2,097,575 (net of transaction costs incurred after January 1, 2007) and assumption of certain liabilities by PHC, including all of our obligations under our office and manufacturing facility lease, under our license with the Cornell Research Foundation (“CRF”) and under our change in control agreement with our former Chief Science Officer, Dr. Zhongmin Wei. From December 1, 2006 through February 28, 2007, we operated under an Independent Distribution Agreement whereby PHC served as the exclusive distributor of our products for all channels of trade, other than the Home and Garden Market, in substantially all worldwide territories. We believe that this sale will enable us to significantly reduce our future operating losses and liabilities, generate cash for our Home and Garden Business and preserve the potential future value of our remaining business assets, primarily our tax loss carryforwards. As described in more detail below, we retained our cash, accounts receivable and assets relating to our Home and Garden Business. As part of the closing, we entered into a license and supply agreement with PHC, pursuant to which PHC granted us an exclusive worldwide right and license to sell harpin protein-based products for the protection of plants and seed and the promotion of overall plant health in the Home and Garden Market and a royalty free, exclusive worldwide license to use the Messenger, MightyPlant and Harp-N-Tek trademarks in connection with the sale of our Home and Garden Products. Under the license and supply agreement, PHC will supply us harpin proteins and harpin-protein based products for our Home and Garden Business. We retained all liabilities associated with the Home and Garden Business and all liabilities associated with the Harpin Protein Technology that occurred or existed prior to February 28, 2007 that were not specifically assumed by PHC.

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

Sale of Harpin Protein Technology to Plant Health Care, Inc.

On February 28, 2007, under the terms of the Asset Purchase Agreement, we sold our Harpin Protein Technology to PHC for $1,396,824 in cash, net of transaction costs incurred after January 1, 2007 totaling $103,176, a promissory note in the principal amount of $700,751 payable on December 28, 2007 and the assumption by PHC of certain of the liabilities relating to or arising out of our Harpin Protein Technology totaling $520,613. The promissory note has an interest rate of 5% per annum and is secured by equipment, certain intellectual property and other assets acquired by PHC and unconditionally guaranteed by PHC’s indirect parent, Plant Health Care plc. On June 6, 2007, PHC sold substantially all of the equipment that secured the promissory note and, in accordance with the terms of the promissory note, paid us 75% of the proceeds from the sale which amounted to $506,250. Harpin Protein Technology includes substantially all of our assets used in the creation of plant health technology incorporating harpin proteins and the manufacture of biopesticide, plant health and nutrient products utilizing the Harpin Protein Technology. These assets include all intellectual property, contracts (including our license agreement

EDEN BIOSCIENCE CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

with CRF and our office and manufacturing facility lease), equipment and inventory related to our worldwide agricultural and horticultural markets.

We believe that the sale of our Harpin Protein Technology will have the following effects on our future financial condition and results of operations:

•	Product sales are expected to decrease significantly in 2007 compared to 2006. The Harpin Protein Technology accounted for 91% of gross product sales in 2006.

•	Cost of goods sold is expected to decrease significantly in 2007 compared to 2006 as a result of the decrease in product sales and the elimination of idle capacity charges after February 28, 2007.

•	Research and development expenses are expected to decrease to less than $140,000 in 2007.

•	Selling, general and administrative expenses are expected to decrease significantly in 2007 compared to 2006.

The sale of our Harpin Protein Technology had the following effects on our condensed consolidated financial statements:

•	Cash and cash equivalents increased by $1,500,000 on February 28, 2007. This increase was offset by the payment of transaction costs totaling $103,176 incurred and recorded in the first three months of 2007 (approximately $320,000 was incurred and recorded in selling, general and administrative expense in 2006). Cash and cash equivalents also increased and other long-term assets decreased by $287,879 for the release of restricted cash and return of deposit by the facility lease landlord. On June 6, 2007, cash and cash equivalents increased and note receivable decreased by $506,250 as a result of collecting a portion of the note receivable from PHC.

•	Current inventory decreased by $1,895,978 for inventory sold to PHC. We also sold $261,820 of finished goods to PHC under our Independent Distribution Agreement with PHC. The remaining inventory consists primarily of raw materials and finished goods used for our Home and Garden Business.

•	Other current assets decreased by $63,750 for equipment classified as held for sale and sold to PHC.

•	Property and equipment decreased by $647,962 for assets sold to PHC.

•	Current accrued liabilities decreased by $59,625 due to PHC’s assumption of these liabilities.

•	Other long-term liabilities decreased to zero due to PHC’s assumption of our office and manufacturing facility lease liabilities recorded for rent expense in excess of rent payments totaling $73,131 and asset retirement obligation of $287,857 and our $100,000 liability to CRF.

•	As of February 28, 2007, the cumulative translation adjustment related to our European subsidiary totaling $103,470 was reclassified from accumulated other comprehensive income and reported as part of the gain on sale of Harpin Protein Technology as this subsidiary was substantially liquidated as a result of the sale to PHC.

The sale of Harpin Protein Technology to PHC resulted in a gain calculated as follows:

Cash portion of purchase price	$1,500,000
Promissory note portion of purchase price	700,751
Less transaction costs incurred after January 1, 2007	(103,176)
Assets sold to PHC:
Inventory	(1,895,978)
Equipment held for sale	(63,750)
Property and equipment held and used	(647,962)
Liabilities assumed by PHC:
Accrued liabilities	59,625
Other long-term liabilities	460,988
Recognition of cumulative translation adjustment	103,470
Gain on sale of assets to PHC	$113,968

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

Results of Operations

Three Months and Six Months Ended June 30, 2007 and 2006

Revenues

Product sales revenue through February 28, 2007, prior to the sale of our Harpin Protein Technology, has resulted primarily from sales of Messenger STS, N-HibitTM, ProActTM, MightyPlantTM and other related products (hereafter referred to collectively as “Harp-N-TekTM products”) primarily to distributors in the agricultural markets in the United States and Spain. Product sales revenue after the sale of our Harpin Protein Technology has resulted primarily from sales of Messenger and Messenger Seed Treatment primarily to distributors and consumers in the Home and Garden Market in the United States. Revenues from product sales are recognized when (a) the product is delivered to independent distributors, (b) we have satisfied all of our significant obligations and (c) any acceptance provisions or other contingencies or arrangements have been satisfied, including whether collection is reasonably assured. As part of the analysis of whether all of our significant obligations have been satisfied or situations where acceptance provisions or other contingencies or arrangements exist, we consider the following elements, among others: sales terms and arrangements, historical experience and current incentive programs. Our distributor arrangements provide no price protection or product-return rights. Net product sales by geographical region were:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
United States	$74,403	$1,556,058	$252,067	$3,150,008
Spain	8,724	140,224	19,832	140,224
Other regions	—	63,758	—	118,195
Product sales, net of sales allowances	$83,127	$1,760,040	$271,899	$3,408,427

Net product sales revenue for the second quarter of 2007 was $83,127, a decrease of $1,676,913 from $1,760,040 in the same quarter of 2006. Net product sales revenue for the first six months of 2007 was $271,899, a decrease of $3,136,528 from $3,408,427 in the first six months of 2006. The decrease is a result of selling our Harpin Protein Technology to PHC on February 28, 2007, which was offset by the recognition of sales of Messenger STS in Spain, as described below. Net product sales to foreign customers in other regions were zero in 2007 and $63,758 in the second quarter of 2006 and $118,195 in the first six months of 2006. This decrease was due to the sale of our Harpin Technology to PHC and our Independent Distribution Agreement entered into with PHC on December 1, 2006, whereby product orders received from customers in other regions were fulfilled by PHC in the United States.

EDEN BIOSCIENCE CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Net product sales to consumers in the Home and Garden Market in the United States totaled $74,403 and $112,305 in the three months ended June 30, 2007 and 2006, respectively, and $209,058 and $343,486 in the six months ended June 30, 2007 and 2006, respectively. We believe this decrease in sales volume is due to higher levels of product inventory in the distribution channel, lower spending on personnel, marketing and advertising and poor weather conditions in the first half of 2007. Based on the decline in sales in the first half of 2007 compared to the same period in 2006, we expect sales to consumers in this market in the second half of 2007 to be significantly lower than to sales in the second half of 2006 which totaled $49,516. Our only two employees in home and garden sales and marketing resigned effective on July 20, 2007 and August 14, 2007. Although we intend to continue to operate our home and garden business with our remaining two employees, we do not currently intend to fill these positions at this time and do not intend to significantly increase our investment toward the development of this business. We expect this to negatively impact our sales in the second half of 2007.

In February 2004, we received approval to sell Messenger in Spain. We initiated marketing activities in March 2004, but the approval was not received in time to meet initial sales activity. In order to ensure that an adequate supply of Messenger STS was quickly disbursed in the new distribution channel and to limit the amount of working capital required by our new distributors at this early stage of introduction, we granted flexible and/or extended payment terms to distributors in this new market. Because of this combination of factors, revenues from product deliveries to certain distributors were deferred and are recognized as payment is received. We recognized net revenue of $8,724 in the second quarter of 2007 and $19,832 in the first six months of 2007. Gross revenues of approximately $47,000 and cost of goods sold of approximately $26,000 are deferred at June 30, 2007 and will be recognized when payment is received.

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

Sales Allowances

Product sales revenue is reported net of applicable sales allowances, as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Gross product sales	$83,127	$1,829,118	$271,235	$3,782,654
Sales allowances	—	(160,754)	—	(507,932)
Elimination of previously recorded sales allowance liabilities	—	91,676	664	133,705
Product sales, net of sales allowances	$83,127	$1,760,040	$271,899	$3,408,427

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

Sales allowances during the quarter and six months ended June 30, 2007 were zero compared to $160,754 (9% of gross product sales) in the second quarter of 2006 and $507,932 (13% of gross product sales) in the first half of 2006. The decrease was due to the sale of Harpin Protein Technology to PHC on February 28, 2007. As a result of the sale of the Harpin Protein Technology to PHC, we expect sales allowances to be less than 1% of sales in 2007. Net revenue for second quarter of 2006 included the reduction by $91,676 of sales allowance recognized in prior quarters that were not paid because actual amounts earned by distributors were less than amounts previously estimated. For the six months ended June 30, 2007 and 2006, these sales allowance reductions totaled $664 and $133,705, respectively.

Cost of Goods Sold

Cost of goods sold includes the cost of products sold to distributors, idle capacity charges, royalty expense, shipping and handling and other costs necessary to deliver product to distributors, and the cost of products used for promotional purposes. Cost of goods sold was $15,093 in the second quarter of 2007, compared to $839,572 in the

EDEN BIOSCIENCE CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

second quarter of 2006 and totaled $138,335 in the first half of 2007, compared to $1,855,052 in the first half of 2006. The decrease in cost of goods sold was primarily due to lower sales volumes in our Home and Garden Business and lower sales volumes, idle capacity charges, royalty expense, shipping and handling costs and products used for promotional purposes as a result of the sale of Harpin Protein Technology to PHC.

As a result of the sale of the Harpin Technology to PHC, cost of goods sold is expected to be significantly less in 2007 compared to 2006. Royalty expenses and idle capacity charges ceased as of February 28, 2007 and we currently expect that the cost of products used for promotional purposes will be less than $5,000 in 2007.

Research and Development Expenses

Research and development expenses consist primarily of personnel, field trial, laboratory, regulatory, patent and facility expenses. Research and development expenses were zero in the second quarter of 2007 compared to $372,937 in the second quarter of 2006 and totaled $136,442 and $689,475 the first half of 2007 and 2006, respectively. This decrease was primarily a result of the sale of Harpin Protein Technology to PHC and lower personnel, facility, depreciation and field trial costs. Stock compensation expense included in research and development was zero in 2007 and $6,708 and $13,416 in the second quarter and first half of 2006, respectively. As a result of the sale of our Harpin Protein Technology to PHC, we do not expect to incur any additional research and development expenses for the remainder of 2007.

Selling, General and Administrative Expenses

Selling, general and administrative expenses consist of payroll and related expenses for sales and marketing, executive and administrative personnel; advertising, marketing and professional fees; and other corporate expenses. Selling, general and administrative expenses decreased $1,145,784 from $1,379,502 in the second quarter of 2006 to $233,718 in the same quarter of 2007. For the first six months of 2007, selling, general and administrative expenses decreased $2,304,788 from $2,938,288 in 2006 to $633,500 in 2007. The decrease resulted primarily from reductions in personnel, advertising and marketing expenses, facility costs and the sale of Harpin Protein Technology to PHC. Stock compensation expense included in selling, general and administrative expenses was $5,398 and $72,122 in the second quarter of 2007 and 2006, respectively, and $10,901 and $190,543 in the first half of 2007 and 2006, respectively.

Our business strategy moving forward is to use any revenues generated by our Home and Garden Business to support our operations while we explore whether there may be opportunities to realize potential value from our remaining business assets, primarily our tax loss carryforwards. As described below, we engaged legal professionals to validate the underlying assumptions related to our tax loss carryforwards and analyze and provide advice on the options that may be available to preserve and maximize the potential use of our deferred tax assets, as well as on potential limitations and risks of such utilization strategy. We expect this to be an expensive and time consuming process, and we may not generate revenue from our Home and Garden Business or otherwise attract capital to support the process for its duration.

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

In the first half of 2006, we continued to incur losses from operations and actual sales and growth rates for the first half of 2006 were significantly lower than expected. In reviewing our assets for impairment in connection with the preparation of the Company’s financial statements for the quarter ended June 30, 2006, we compared the carrying value of such assets to updated undiscounted cash flows expected from the use of this asset group. As a result of continuing operating losses and lower sales and growth rates in the first half of 2006 compared to forecasts,

EDEN BIOSCIENCE CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

the carrying value of the group of assets exceeded undiscounted cash flows expected from the use of this asset group. Consequently, the Company concluded on July 31, 2006 that a charge for impairment to its equipment and leasehold improvements was required and a $4,880,516 impairment loss was recognized at June 30, 2006. We estimated the fair value of equipment using an orderly liquidation method and no fair value was attributed to leasehold improvements. The impairment charge will not result in future cash expenditures.

Gain on sale of investment

In the first quarter of 2006, we sold a minority stock investment for $100,000 that resulted in a gain of $99,884.

Interest Income

Interest income consists primarily of earnings on our cash and cash equivalents. Interest income increased $28,545 from $55,558 in the second quarter of 2006 to $84,103 in the same quarter of 2007. Interest income increased $31,392 from $116,672 in the first half of 2006 to $148,064 in the same period of this year. The change was due to a higher average cash balance available for investment in the six months ended June 30, 2007 compared to the same period in 2006.

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

Our business strategy is to use any revenue generated by our Home and Garden Business to support our continued operations while we explore whether there may be opportunities to realize potential value from our remaining business assets, primarily our tax loss carryforwards. The strategy is extremely speculative and subject to a large number of risks and uncertainties including those set forth under the heading “Risk Factors” in our most recent Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 30, 2007. We have conducted only limited preliminary analysis of our ability to utilize our tax loss carryforwards and have drawn no final conclusions about the viability of this strategy. We have not developed any specific plan as to whether, how or within what time frame we might pursue or implement this strategy. In order to confirm whether there are opportunities to realize potential value from our tax loss carryforwards, we engaged legal professionals to validate the underlying assumptions related to our tax loss carryforwards and analyze and provide advice on the options that may be available to preserve and maximize the potential use of our tax loss carryforwards, as well as on potential limitations and risks of such utilization strategy. This will be an expensive and time consuming process, and we may not generate revenue from our Home and Garden Business or otherwise attract capital to support the process for its duration.

In the event we were to undergo an ownership change as defined in Section 382 of the Code, our net tax loss and general business credit carryforwards generated prior to the ownership change would be subject to annual limitations, which could reduce, eliminate, or defer the utilization of these losses. Based upon an analysis of past changes in our ownership, we believe the Company may have experienced ownership changes (as defined under Section 382) on March 20, 1996 and October 2, 2000 that may result in limitations on our future ability to use tax loss carryforwards generated prior to those dates. We do not believe that the sale to PHC resulted in another ownership change that would further limit our future ability to use tax loss carryforwards generated after October 2, 2000 because it was a sale of assets. However, we cannot assure you that the IRS or some other taxing authority may not disagree with our position and contend that we have already experienced other such ownership changes. In such case, our ability to use our tax loss carryforwards to offset future taxable income would be severely limited. If the sale of assets to PHC were deemed to result in an ownership change as defined in Section 382 of the Code, our tax loss carryforwards available to offset future taxable income could be severely limited and the tax loss carryforwards may expire as a result of the limitation. If an ownership change is not deemed to occur as a result of the sale to PHC,

EDEN BIOSCIENCE CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

there is still the potential for an ownership change to occur under Section 382 as a result of future changes in stock ownership. Net operating loss carryforwards may expire if we do not generate sufficient income to utilize the losses before their normal expiration.

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

Liquidity and Capital Resources

Our operating expenditures have been significant since our inception. We currently anticipate that our operating expenses in 2007, although substantially less than our operating expenses in 2006, will significantly exceed net Home and Garden Product sales and that net losses and working capital requirements will consume a material amount of our cash resources in 2007. Our future capital requirements will depend on the success of our Home and Garden Business and our ability to successfully implement our strategy of realizing potential value from our remaining business assets, primarily our tax loss carryforwards. We have no current intention to make substantial investments to grow our Home and Garden Business. We believe that the balance of our cash and cash equivalents at June 30, 2007 will be sufficient to meet our anticipated cash needs for net losses, working capital and capital expenditures for more than the next 12 months, although there can be no assurance in this regard.

At June 30, 2007, our cash and cash equivalents totaled $6,004,702, an increase of $1,819,477 from the balance of $4,185,225 at December 31, 2006. In the first quarter of 2007, we received $1,396,824 in net proceeds (after transaction costs incurred after January 1, 2007) from the sale of the Harpin Protein Technology to PHC and on June 6, 2007 we collected $506,250 from PHC as a partial payment of the promissory note. We expect to collect the remaining principal and interest of the promissory note on December 28, 2007. Prior to October 2000, we financed our operations primarily through the private sale of our equity securities, resulting in net proceeds of approximately $36,500,000 through September 30, 2000. In October 2000, we received approximately $91,500,000 in net proceeds from the initial public offering of 2,223,333 shares of our common stock. We plan to finance our operations in 2007

EDEN BIOSCIENCE CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

using existing cash and cash equivalents. Our business strategy of exploring whether there may be opportunities to utilize our remaining business assets, including our tax loss carryforwards, will, due to the importance of avoiding a future ownership change under the tax laws, limit us in our ability to issue additional stock to provide capital for our business.

The sale of our Harpin Protein Technology had the following effects on our cash used in operations and cash resources in the first half of 2007:

•	Cash and cash equivalents increased by $1,500,000 on February 28, 2007. This increase was offset by the payment of transaction costs totaling $103,176 incurred and recorded in the first three months of 2007 (approximately $320,000 was incurred and recorded in selling, general and administrative expense in 2006). Cash and cash equivalents also increased and other long-term assets decreased by $287,879 for the release of restricted cash and return of deposit by the facility lease landlord. On June 6, 2007, cash and cash equivalents increased and note receivable decreased by $506,250 as a result of collecting a portion of the note receivable from PHC.

•	Current inventory decreased by $1,895,978 for inventory sold to PHC. We also sold $261,820 of finished goods to PHC under our Independent Distribution Agreement with PHC. The remaining inventory consists primarily of raw materials and finished goods used for our Home and Garden Business.

•	Other current assets decreased by $63,750 for equipment classified as held for sale and sold to PHC.

•	Property and equipment decreased by $647,962 for assets sold to PHC.

•	Current accrued liabilities decreased by $59,625 due to PHC’s assumption of these liabilities.

•	Other long-term liabilities decreased to zero at February 28, 2007 due to PHC’s assumption of our office and manufacturing facility lease liabilities recorded for rent expense in excess of rent payments totaling $73,131 and asset retirement obligation of $287,857 and our $100,000 liability to CRF.

•	Product sales, cost of goods sold, research and development and selling, general and administrative expense are expected to decrease significantly in 2007 compared to 2006.

Additionally, future minimum lease payments under the non-cancelable office and manufacturing facility lease totaling $184,970 in 2007, $229,424 in 2008 and $238,366 in 2009 were assumed by PHC as of February 28, 2007. We currently have no contractual obligations associated with capital and operating lease obligations.

Net cash used in operations decreased by $1,640,987 from $1,706,923 in the first six months of 2006 to $65,936 in the same period of 2007. Net cash used in operations in the first six months of 2007 resulted primarily from a net loss of $374,346 offset by net fluctuations in various asset and liability balances totaling $303,741. We expect that net cash used in operations will continue to be significant.

We conduct our operations in two primary functional currencies: the U.S. dollar and the euro. Historically, neither fluctuations in foreign exchange rates nor changes in foreign economic conditions have had a significant impact on our financial condition or results of operations. We currently do not hedge our foreign currency exposures and are, therefore, subject to the risk of exchange rate fluctuations. We may invoice our international customers in U.S. dollars and euros, as the case may be. We are exposed to foreign exchange rate fluctuations as the financial results of foreign subsidiaries are translated into U.S. dollars in consolidation. As of February 28, 2007, the cumulative translation adjustment related to our European subsidiary totaling $103,470 was reclassified from accumulated other comprehensive income and reported as part of the gain on sale of Harpin Protein Technology as this subsidiary was substantially liquidated as a result of the sale to PHC. Foreign exchange rate fluctuations did not have a material impact on our financial statements in the six months ended June 30, 2006.

Employment Agreement

On July 25, 2007, we entered into an employment agreement with Bradley S. Powell, our President and Chief Financial Officer. Under the terms of the employment agreement, we agreed to pay Mr. Powell an annual base salary initially set at $205,000, and a lump sum amount payable upon execution of the employment agreement equal to the retroactive application of his annual base salary to December 15, 2006, the date on which he became our President. Mr. Powell may receive, at the Compensation Committee’s sole discretion, a bonus upon completion of an acquisition, merger or consolidation to which the Company is a party. Mr. Powell is also entitled to participate,

EDEN BIOSCIENCE CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

subject to and in accordance with applicable eligibility requirements, in fringe benefit programs provided to our other employees. The employment agreement includes noncompetition and nonsolicitation provisions that apply to Mr. Powell during his employment and for a period of 18 months thereafter, and includes customary nondisclosure and inventions assignment provisions.

The employment agreement extinguished Mr. Powell’s change-in-control agreement, dated August 16, 2000, and severance agreement, dated January 28, 2002, in exchange for supplemental payments totaling $356,145. The supplemental payments are payable in installments as follows: one-half on execution of the employment agreement; one-quarter on September 30, 2007; and one-quarter on January 1, 2008. Any remaining unpaid supplemental payment shall not be made in the event Mr. Powell’s employment is terminated by us for cause, as defined in the agreement, or if Mr. Powell voluntarily terminates his employment for any reason. If Mr. Powell’s employment is terminated by the Company without cause or as a result of his death or total disability, as defined in the agreement, any remaining unpaid supplemental payment shall be accelerated and paid on the date of termination and Mr. Powell’s unvested stock options would accelerate and become fully vested and exercisable.

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

Accounts and Note Receivable and Allowance for Doubtful Accounts

Accounts receivable balances are reported net of customer-specific related sales allowances. In determining the adequacy of the allowance for doubtful accounts, we consider a number of factors, including the age of outstanding invoices, customer payment trends, the financial condition of our customers, historical bad debts and current economic trends. Based upon our analysis of outstanding accounts and note receivable at June 30, 2007, no allowance for doubtful accounts was recorded. Changes in the factors above or other factors could result in a significant charge.

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

Stock-Based Compensation

We account for stock-based compensation in accordance with the fair value recognition provisions of SFAS 123R. We use the Black-Scholes-Merton option-pricing model which requires the input of highly subjective assumptions. These assumptions include estimating the length of time employees will retain their vested stock options before exercising them (“expected term”), the estimated volatility of our common stock price over the expected term and the number of options that will ultimately not complete their vesting requirements. Changes in the subjective assumptions can materially affect the estimate of fair value of stock-based compensation and consequently, the related amount recognized in the condensed consolidated statements of operations.

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

PART II—OTHER INFORMATION

Item 1A. Risk Factors

Except as described below, there have not been any material changes during the quarter ended June 30, 2007 to the risk factors set forth in Part I, Item 1A in our Annual Report on Form 10-K for the year ended December 31, 2006 filed with the SEC on March 30, 2007.

On July 25, 2007, we entered into an employment agreement with Bradley S. Powell, our President and Chief Financial Officer, that extinguished Mr. Powell’s existing change-in-control agreement and severance agreement in exchange for supplemental payments totaling $356,145. The terms of the employment agreement are described above in this Form 10-Q. As a result of the termination of the change-in-control agreement and the severance agreement, the risk factor in the 10-K titled “Our liquidity and financial condition could be materially impaired if we are required to pay any severance amounts to Mr. Powell under his employment agreement and/or change in control agreement” is no longer applicable.

The following additional risk factor is applicable:

Our rights plan could discourage a change in control and harm the rights of our common shareholders

On June 4, 2007, our Board of Directors adopted a shareholder rights plan and declared a dividend distribution of one preferred share purchase right on each outstanding share of our common stock. Each share of our outstanding common stock is now associated with one right to acquire one one-hundredth (1/100) of a share of our Series R Participating Cumulative Preferred Stock, without par value, at a purchase price of $12.00.

The rights only become exercisable in certain limited circumstances on the distribution date, which is the earlier of: (1) the close of business on the tenth business day after a public announcement that a person has acquired beneficial ownership of 5% or, in the case of any person or group that owned beneficially 5% or more of our outstanding shares of common stock on June 1, 2007, 13% (or 18% in the case of SF Holding Corp., an existing investor that owns in excess of 16% of our outstanding shares) or more of our outstanding shares of common stock (such percentage of our outstanding shares is referred to as the “Requisite Percentage”); and (2) a date that our Board of Directors designates following the commencement of, or first public disclosure of an intent to commence, a tender or exchange offer for outstanding shares of common stock that could result in the offeror becoming the beneficial owner of the Requisite Percentage or more of our outstanding shares of common stock. Prior to the earlier of June 1, 2017, the expiration date of the rights, and a person becoming the beneficial owner of the Requisite Percentage or more of our outstanding shares of common stock, the rights are redeemable by us at a price of $0.0025 per right. If the rights are not redeemed, each right will then entitle the holder to purchase for the purchase price common stock having the value of twice the then-current purchase price. After a person becomes the beneficial owner of the Requisite Percentage or more of our outstanding shares of common stock, but before a person becomes the beneficial owner of more than 50% of these shares, our Board of Directors may elect to exchange each preferred share purchase right, other than those that have become null and void and nontransferable as described above, for shares of common stock, without payment of the purchase price. The exchange rate in this situation would be one-half of the number of shares of common stock that would otherwise be issuable at that time upon the exercise of one preferred share purchase right.

The principal purpose of the preferred share purchase rights is to protect the utilization of our net operating tax loss carryforwards, which could be jeopardized in the event that any investor accumulates a large position in our stock. However, some provisions in the rights plan may have the effect of discouraging a third party from making an acquisition proposal for us and may thereby inhibit a change in control. For example, such provisions may deter tender offers for shares of common stock, which offers may be attractive to shareholders, or deter purchases of large

EDEN BIOSCIENCE CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

blocks of common stock, thereby limiting the opportunity for shareholders to receive a premium for their shares of common stock over the then-prevailing market prices.

Item 4. Submission of Matters to a Vote of Security Holders

The 2007 annual meeting of shareholders of Eden Bioscience Corporation was held on May 24, 2007. At the annual meeting, our shareholders were asked to elect three directors to our Board of Directors. The following directors were elected to serve for terms expiring at the 2010 Annual Meeting, or until the directors’ earlier retirement, resignation or removal:

	Votes For	Votes Withheld
Class III Directors:
Rhett R. Atkins	7,643,564	67,029
Jon E. M. Jacoby	7,656,624	53,969
William T. Weyerhaeuser	7,644,952	65,641

There were no broker nonvotes in the election of directors since brokers who hold shares for the accounts of their clients have discretionary authority to vote such shares with respect to election of directors.

Item 6. Exhibits

Exhibit 31.1 is being filed as part of this quarterly report on Form 10-Q. Exhibit 32.1 is being furnished with this quarterly report on Form 10-Q.

Exhibit Number	Description
3.1	Designation of Rights and Preferences of Series R Participating Cumulative Preferred Stock.
4.1
Rights Agreement, dated as of June 1, 2007, between Eden Bioscience and Mellon Investor Services LLC, a Rights Agreement which includes as Exhibit B the Form of Rights Certificate and as Exhibit C the Summary of Rights to Purchase Preferred Shares (incorporated herein by reference to Exhibit 4.1 to the Company’s Registration Statement on Form 8-A, filed June 4, 2007).

31.1	Rule 13a-14(a) Certification (President and Chief Financial Officer).
32.1	Section 1350 Certification (President and Chief Financial Officer).

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EDEN BIOSCIENCE CORPORATION

Date: August 10, 2007

By:	/s/ Bradley S. Powell Bradley S. Powell President, Chief Financial Officer and Secretary (Principal Executive, Financial and Accounting Officer)