Form 10-Q
period 2007-09-30
EDEN BIOSCIENCE CORP
filed 2007-11-08
CIK 930095

UNITED STATES
SECURITIES AND
EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended September 30, 2007

or

[ ]	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from to _____________ to _________________

Commission File Number 0-31499

Eden Bioscience Corporation
 (Exact name of registrant as specified in its charter)

Washington	91-1649604
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

State the number of shares outstanding of each of the registrant’s classes of common equity, as of the latest practicable date:

Class	Outstanding as of November 8, 2007
Common Stock, $.0025 Par Value	8,149,554

Eden Bioscience Corporation

PART I — FINANCIAL INFORMATION

Item 1. Unaudited Financial Statements

EDEN BIOSCIENCE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

ASSETS

	September 30, 2007	December 31, 2006
Current assets:
Cash and cash equivalents	$5,463,114	$4,185,225
Accounts receivable, net of sales allowances	—	186,175
Note receivable	206,924	—
Inventory, current	64,484	2,284,300
Prepaid expenses and other current assets	118,360	289,892
Total current assets	5,852,882	6,945,592
Inventory, non-current	35,825	41,758
Property and equipment, net	99	698,061
Other assets	81,438	287,879
Total assets	$5,970,244	$7,973,290

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$79,057	$279,224
Accrued liabilities	147,401	528,284
Total current liabilities	226,429	807,508
Other long-term liabilities	—	456,722
Total liabilities	226,429	1,264,230

Commitments and contingencies

Shareholders’ equity:
Preferred stock, $.01 par value, 10,000,000 shares authorized; no shares issued and outstanding at September 30, 2007 and December 31, 2006	—	—
Common stock, $.0025 par value, 33,333,333 shares authorized; 8,149,554 issued and outstanding shares at September 30, 2007 and December 31, 2006	20,374	20,374
Additional paid-in capital	132,865,317	132,849,727
Accumulated other comprehensive income	—	91,896
Accumulated deficit	(127,141,905)	(126,252,937)
Total shareholders’ equity	5,743,786	6,709,060
Total liabilities and shareholders’ equity	$5,970,244	$7,973,290

The accompanying notes are an integral part of these statements.

EDEN BIOSCIENCE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Product sales, net of sales allowances	$55,845	$258,284	$327,744	$3,666,711

Operating expenses:
Cost of goods sold	32,908	185,920	171,243	2,040,972
Research and development	—	324,200	136,442	1,013,675
Selling, general and administrative	617,028	898,995	1,250,528	3,837,348
Loss on impairment of equipment and leasehold improvements	—	—	—	4,880,516
Loss (gain) on sale of equipment	—	2,874	—	(41,748)
Total operating expenses	649,936	1,411,989	1,558,213	11,730,763
Loss from operations	(594,091)	(1,153,705)	(1,230,469)	(8,064,052)

Other income:
Gain on sale of Harpin Protein Technology	—	—	113,968	—
Gain on sale of investment	—	—	—	99,884
Interest income	79,469	70,921	227,533	187,593
Total other income	79,469	70,921	341,501	287,477

Loss before income taxes	(514,622)	(1,082,784)	(888,968)	(7,776,575)
Income taxes	—	—	—	—
Net loss	$(514,622)	$(1,082,784)	$(888,968)	$(7,776,575)
Basic and diluted net loss per share	$(0.06)	$(0.13)	$(0.11)	$(0.95)
Weighted average shares outstanding used to compute net loss per share	8,149,554	8,149,554	8,149,554	8,146,829

The accompanying notes are an integral part of these statements.

EDEN BIOSCIENCE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
	2007	2006
Cash flows from operating activities:
Net loss	$(888,968)	$(7,776,575)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	—	350,744
Gain on sale of Harpin Protein Technology	(113,968)	—
Recognition of cumulative translation adjustment	103,470	—
Loss on impairment of equipment and leasehold improvements	—	4,880,516
Stock compensation expense	15,590	232,908
Gain on sale of equipment	—	(41,748)
Gain on sale of investment	—	(99,884)
Accretion expense	5,672	23,457
Deferred rent payable	(1,406)	76,646
Changes in assets and liabilities:
Accounts receivable	174,150	87,647
Inventory	351,168	869,822
Prepaid expenses and other assets	314,223	(34,813)
Accounts payable	(200,196)	133,246
Accrued liabilities	(324,421)	(113,544)
Net cash from operating activities	(564,686)	(1,411,578)

Cash flows from investing activities:
Proceeds from sale of Harpin Protein Technology	1,903,074	—
Purchase of equipment	—	(16,377)
Proceeds from sale of investment	—	100,000
Proceeds from sale of equipment	50,000	301,791
Net cash from investing activities	1,953,074	385,414

Cash flows from financing activities:
Proceeds from issuance of common stock	—	21,000
Net cash from financing activities	—	21,000

Effect of foreign currency exchange rates on cash and cash equivalents	(110,499)	71,703

Net increase (decrease) in cash and cash equivalents	1,277,889	(933,461)
Cash and cash equivalents at beginning of period	4,185,225	6,825,652
Cash and cash equivalents at end of period	$5,463,114	$5,892,191

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

The Company is subject to a number of risks including, among others: realizing potential value from tax loss carryforwards is highly speculative and subject to numerous material uncertainties; dependence on one manufacturer for the supply of harpin protein-based products; dependence on a limited number of products and the commercialization of those products, which may not be successful; reliance on independent distributors and retailers to sell the Company’s products; ability to retain existing employees; and competition from other companies with greater financial, technical and marketing resources.

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

In the opinion of management, the unaudited condensed consolidated financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to state fairly the financial information set forth therein. Results of operations for the three and nine months ended September 30, 2007 are not necessarily indicative of the results expected for the full fiscal year or for any future period. Since the Company is continuing to sell harpin protein-based products to the Home and Garden Market and historically has had one asset group for purposes of assessing asset impairment and one operating segment, the condensed consolidated financial statements properly do not present discontinued operations.

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

Liquidity

The Company’s operating expenditures have been significant since its inception. The Company currently anticipates that its operating expenses in 2007, although substantially less than its operating expenses in 2006, will significantly exceed net sales of its harpin protein-based home and garden products (“Home and Garden Products”) in the Home and Garden Market and that net losses and working capital requirements will consume a material

EDEN BIOSCIENCE CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

amount of its cash resources in 2007. The Company’s future capital requirements will depend on the success of its Home and Garden Business and its ability to successfully implement its strategy of realizing potential value from its remaining business assets, primarily its tax loss carryforwards. The Company does not plan to make a substantial investment toward the development of its Home and Garden Business. Management of the Company believes that the balance of its cash and cash equivalents at September 30, 2007 will be sufficient to meet its anticipated cash needs for net losses, working capital and capital expenditures for more than the next 12 months, although there can be no assurance in that regard.

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

Accounts and Note Receivable

In determining the adequacy of the allowance for doubtful accounts, the Company considers a number of factors, including the aging of the accounts receivable portfolio, customer payment trends, the financial condition of its customers, historical bad debts and current economic trends. Based upon an analysis of outstanding net accounts and note receivable, no allowance for doubtful accounts was recorded at September 30, 2007 or December 31, 2006.

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

Other Assets

As of September 30, 2007, other non-current assets consist principally of prepaid insurance. As of December 31, 2006, other non-current assets consist principally of restricted investments held as deposits in connection with the Company’s operating lease. In the first quarter of 2006, the Company sold a minority stock investment for $100,000 that resulted in a gain of $99,884.

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

Gross product sales and sales allowances are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Gross product sales	$55,845	$222,699	$327,080	$4,005,353
Sales allowances	—	—	—	(507,932)
Elimination of previously recorded sales allowance liabilities	—	35,585	664	169,290
Product sales, net of sales allowances	$55,845	$258,284	$327,744	$3,666,711

Net product sales by geographical region were:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
United States	$28,245	$159,460	$280,312	$3,309,468
Spain	27,600	—	47,432	140,224
Other regions	—	98,824	—	217,019
Product sales, net of sales allowances	$55,845	$258,284	$327,744	$3,666,711

Accounting for Stock Compensation

The Company maintains a stock equity incentive plan under which it may grant non-qualified stock options, incentive stock options or restricted stock to employees, non-employee directors and consultants. Effective January 1, 2006, the Company adopted the fair value recognition provisions of Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”). Total stock-based compensation expense recognized in the condensed consolidated statements of operations for the three months ended September 30, 2007 and 2006 was $4,689 and $28,949, respectively. Total stock-based compensation expense recognized in the condensed consolidated statements of operations for the nine months ended September 30, 2007 and 2006 was $15,590 and $232,908, respectively. As of September 30, 2007, total unrecognized stock-based compensation expense related to nonvested stock options was approximately $8,000 and the Company expects to recognize approximately $3,000 in the remainder of 2007 and approximately $5,000 in 2008.

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

Foreign Currency Translation

The Company conducts its operations in two primary functional currencies: the U.S. dollar and the euro. Balance sheet accounts of the Company’s foreign operations are translated from foreign currencies into U.S. dollars at period-end exchange rates while income and expenses are translated at average exchange rates during the period. Cumulative translation gains or losses related to net assets located outside the U.S. are shown as a component of shareholders’ equity. Gains and losses resulting from foreign currency transactions, which are denominated in a currency other than the entity’s functional currency, are included in the consolidated statements of operations. As of February 28, 2007, the cumulative translation adjustment related to the Company’s European subsidiary totaling $103,470 was reclassified from accumulated other comprehensive income and reported as part of the gain on sale of Harpin Protein Technology as this subsidiary was substantially liquidated as a result of the sale to PHC. There were no significant gains or losses on foreign currency transactions in the three and nine months ended September 30, 2007.

Net Loss per Share

Basic net loss per share is the net loss divided by the average number of shares outstanding during the period. Diluted net loss per share is the net loss divided by the sum of the average number of shares outstanding during the period plus the additional shares that would have been issued had all dilutive stock options been exercised, less shares that would be repurchased with the proceeds from such exercise using the treasury stock method. The effect of including outstanding stock options is antidilutive for all periods presented. Therefore, stock options totaling 444,688 and 824,459 as of September 30, 2007 and 2006, respectively, have been excluded from the calculation of diluted net loss per share.

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

3. Stock Options

At September 30, 2007, the Company had reserved 113,332 shares of common stock for issuance under the 1995 Combined Incentive and Nonqualified Stock Option Plan, all of which had been granted, and 1,149,392 shares for issuance under the 2000 Stock Incentive Plan. Options totaling 331,356 under the 2000 Stock Incentive Plan had been granted at September 30, 2007, leaving 818,036 options available for future grant.

The following table summarizes stock option activity:

	Number of Shares	Weighted Average Exercise Price Per Share
Balance at December 31, 2006	741,384	$8.31
Granted	—	—
Forfeited	(296,696)	6.42
Balance at September 30, 2007	444,688	9.96
Exercisable at September 30, 2007	433,022	$10.17

4. Inventory

Inventory, at the lower of average cost or market, consists of the following:

	September 30, 2007	December 31, 2006
Raw materials	$15,015	$418,597
Bulk manufactured goods	—	340,313
Finished goods	85,294	1,567,148
Total inventory	100,309	2,326,058
Less non-current portion of inventory	(35,825)	(41,758)
Current portion of inventory	$64,484	$2,284,300

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

5. Property and Equipment

Property and equipment are recorded at estimated fair value using an orderly liquidation method and leasehold improvements were estimated to have zero fair value. At September 30, 2007, property and equipment consist of assets used in the Company’s Home and Garden Business. At December 31, 2006, property and equipment consists primarily of assets used to manufacture and sell the Company’s products and assets used in research and administration.

The Company recorded depreciation and amortization of $174,667 for the three months ended June 30, 2006 and $350,744 for the six months ended June 30, 2006. No depreciation was recorded after June 30, 2006 for equipment depreciated under the units-of-production method due to no production during the period or for equipment depreciated under the straight-line method as estimated fair value approximated salvage value.

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

6. Accrued Liabilities

Accrued liabilities consist of the following:

	September 30, 2007	December 31, 2006
Compensation and benefits	$55,785	$136,697
Legal fees and expenses	2,205	107,809
Facility costs	—	70,352
Research and development field trial expenses	—	59,725
Royalty	—	39,794
Marketing	36,298	38,683
Warranty	25,000	25,000
Other	28,113	50,224
Total accrued liabilities	$147,401	$528,284

7. Warranty Liability

The Company provides a limited warranty to its customers that products, at the time of the first sale, conform to the chemical description on the label and under normal conditions are reasonably fit for the purpose referred to in the directions for use, subject to certain inherent risks. The Company records, at time revenues are recognized, a liability for warranty claims based on a percentage of sales. The warranty accrual percentage is reviewed periodically and adjusted as necessary, based on historical experience, the results of product quality testing and future expectations. There were no changes to the Company’s warranty liability during the three months and nine months ended September 30, 2007.

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

The employment agreement extinguished Mr. Powell’s change-in-control agreement, dated August 16, 2000, and severance agreement, dated January 28, 2002, in exchange for supplemental payments totaling $356,145. The supplemental payments are payable in installments as follows: one-half was paid on July 25, 2007; one-quarter was paid on September 30, 2007; and one-quarter is payable on January 1, 2008. Any remaining unpaid supplemental payment shall not be made in the event Mr. Powell’s employment is terminated by the Company for cause, as defined in the agreement, or if Mr. Powell voluntarily terminates his employment for any reason. If Mr. Powell’s employment is terminated by the Company without cause or as a result of his death or total disability, as defined in the agreement, any remaining unpaid supplemental payment shall be accelerated and paid on the date of termination and Mr. Powell’s unvested stock options would accelerate and become fully vested and exercisable.

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

9. Major Customers

Net product sales to the following distributors accounted for more than ten percent of net revenues for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Customer A	$28,000	$—	$47,000	$	**
Customer B	—	—	42,000		**
Customer C	—	—	35,000		**
Customer D	—	30,000	—		708,000
Customer E	—	—	—		459,000
Customer F	—	**	—		399,000
Customer G	—	59,000	—		**
Customer H	—	30,000	—		**

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

If the Company were to undergo an ownership change as defined in Section 382 of the U.S. Internal Revenue Code (the “Code”), its net tax loss and general business credit carryforwards generated prior to the ownership change would be subject to annual limitations, which could reduce, eliminate, or defer the utilization of these losses. Based upon an analysis completed during the third quarter of 2007 of past changes in the Company’s ownership, the Company believes that it has experienced ownership changes (as defined under Section 382) on March 20, 1996 and October 2, 2000 and absent any other ownership changes in the future, there are no significant limitations on the Company’s future ability to use tax loss carryforwards generated prior to those dates. The Company does not believe that the sale to PHC resulted in another ownership change that would further limit its future ability to use tax loss carryforwards generated after October 2000 because it was a sale of assets. However, the IRS or some other taxing authority may disagree with the Company’s position and contend that the Company has already experienced other such ownership changes or that the sale of assets resulted in an ownership change. In such case, the Company’s ability to use its tax loss carryforwards to offset future taxable income would be severely limited. If the sale of assets to PHC results in an ownership change as defined in Section 382 of the Code, the Company’s tax loss carryforwards available to offset future taxable income could be severely limited and the tax loss carryforwards may expire as a result of the limitation. If an ownership change does not occur as a result of the sale to PHC, there is still the potential for an ownership change to occur under Section 382 as a result of future changes in stock ownership. Net operating loss carryforwards may expire if the Company does not generate sufficient income to utilize the losses before their normal expiration. In addition to Section 382, certain other statutory provisions and common law doctrine could limit the Company’s opportunities to realize potential value from, or otherwise adversely affect the Company’s ability to preserve and utilize, the Company’s tax loss carryforwards.

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

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 that involve risks and uncertainties, such as statements regarding the impact of the asset sale on our future financial condition and results of operations; our ability to preserve and employ our tax loss carryforwards; our belief that our cash balance at September 30, 2007 will be sufficient to meet anticipated cash needs for more than the next 12 months; and our belief that we will significantly reduce operating expenses during 2007. We use words such as “anticipate,” “believe,” “expect,” “future,” “intend,” and the negative of these terms and similar expressions to identify forward-looking statements. However, these words are not the exclusive means of identifying such statements. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances are forward-looking statements. Our actual results could differ materially from those anticipated in these forward-looking statements for many reasons, including the following factors:

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

More information about factors that potentially could affect our financial results and our business include, but are not limited to, those discussed under Item 1A “Risk Factors” in our most recent Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 30, 2007, as updated in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2007 filed with the SEC on August 10, 2007, and in this Quarterly Report on Form 10-Q. You should not place undue reliance on our forward-looking statements, which apply only as of the date of this report. The cautionary statements made in this report apply to all forward-looking statements wherever they appear in this report. Except as may be required by law, we undertake no obligation to release publicly any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

Overview

We have incurred significant operating losses since our inception in 1994. As of September 30, 2007, we had an accumulated deficit of $127,141,876. We incurred net losses of $888,968 in the first nine months of 2007, $9,445,185 in 2006, $10,857,865 in 2005, and $8,886,252 in 2004. On February 28, 2007, we sold our proprietary harpin protein-based technology and substantially all of our assets used in our worldwide agricultural and horticultural markets to PHC for $2,097,575 (net of transaction costs incurred after January 1, 2007) and assumption of certain liabilities by PHC, including all of our obligations under our office and manufacturing facility lease, under our license with the Cornell Research Foundation (“CRF”) and under our change in control agreement with our former Chief Science Officer, Dr. Zhongmin Wei. From December 1, 2006 through February 28, 2007, we operated under an Independent Distribution Agreement whereby PHC served as the exclusive distributor of our products for all channels of trade, other than the Home and Garden Market, in substantially all worldwide territories. We believe that this sale will enable us to significantly reduce our future operating losses and liabilities, generate cash for our Home and Garden Business and preserve the potential future value of our remaining business assets, primarily our tax loss carryforwards. As described in more detail below, we retained our cash, accounts receivable and assets relating to our Home and Garden Business. As part of the closing, we entered into a license and supply agreement with PHC, pursuant to which PHC granted us an exclusive worldwide right and license to sell harpin protein-based products for the protection of plants and seed and the promotion of overall plant health in the Home and Garden Market and a royalty free, exclusive worldwide license to use the Messenger, MightyPlant and Harp-N-Tek trademarks in connection with the sale of our Home and Garden Products. Under the license and supply agreement, PHC will supply us harpin proteins and harpin-protein based products for our Home and Garden Business. We retained all liabilities associated with the Home and Garden Business and all liabilities associated with the Harpin Protein Technology that occurred or existed prior to February 28, 2007 that were not specifically assumed by PHC.

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

Results of Operations

Three Months and Nine Months Ended September 30, 2007 and 2006

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
United States	$28,245	$159,460	$280,312	$3,309,468
Spain	27,600	—	47,432	140,224
Other regions	—	98,824	—	217,019
Product sales, net of sales allowances	$55,845	$258,284	$327,744	$3,666,711

Net product sales revenue for the third quarter of 2007 was $55,845, a decrease of $202,439 from $258,284 in the same quarter of 2006. Net product sales revenue for the first nine months of 2007 was $327,744, a decrease of $3,338,967 from $3,666,711 in the first nine months of 2006. The decrease is a result of selling our Harpin Protein Technology to PHC on February 28, 2007, which was offset by the recognition of sales of Messenger STS in Spain, as described below. Net product sales to foreign customers in other regions were zero in 2007 and $98,824 in the third quarter of 2006 and $217,019 in the first nine months of 2006. This decrease was due to the sale of our Harpin Technology to PHC and our Independent Distribution Agreement entered into with PHC on December 1, 2006, whereby product orders received from customers in other regions were fulfilled by PHC in the United States.

Net product sales to consumers in the Home and Garden Market in the United States totaled $28,245 and $33,345 in the three months ended September 30, 2007 and 2006, respectively, and $237,303 and $376,961 in the nine months ended September 30, 2007 and 2006, respectively. We believe this decrease in sales volume is due to higher levels of product inventory in the distribution channel, lower spending on personnel, marketing and advertising and poor weather conditions in the first half of 2007. We expect sales to consumers in this market in the fourth quarter of 2007 to be slightly higher than to sales in the fourth quarter of 2006 which totaled $8,009. Our only two employees in home and garden sales and marketing resigned effective on July 20, 2007 and August 14, 2007. Although we intend to continue to operate our home and garden business with our remaining two employees, we do not currently intend to fill these positions at this time and do not intend to significantly increase our investment toward the development of this business. We expect this to negatively impact our sales in the fourth quarter of 2007.

In February 2004, we received approval to sell Messenger in Spain. We initiated marketing activities in March 2004, but the approval was not received in time to meet initial sales activity. In order to ensure that an adequate supply of Messenger STS was quickly disbursed in the new distribution channel and to limit the amount of working capital required by our new distributors at this early stage of introduction, we granted flexible and/or extended payment terms to distributors in this new market. Because of this combination of factors, revenues from product deliveries to certain distributors were deferred and are recognized as payment is received. We recognized net revenue of $27,600 in the third quarter of 2007 and $47,432 in the first nine months of 2007.

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

Sales Allowances

Product sales revenue is reported net of applicable sales allowances, as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Gross product sales	$55,845	$222,699	$327,080	$4,005,353
Sales allowances	—	—	—	(507,932)
Elimination of previously recorded sales allowance liabilities	—	35,585	664	169,290
Product sales, net of sales allowances	$55,845	$258,284	$327,744	$3,666,711

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

Sales allowances during the quarters ended September 30, 2007 and 2006 were zero. Sales allowances for the nine months ended September 30, 2007 was zero compared to $507,932 (13% of gross product sales) in the first nine months of 2006. The decrease was due to the sale of Harpin Protein Technology to PHC on February 28, 2007. As a result of the sale of the Harpin Protein Technology to PHC, we expect sales allowances to be less than 1% of sales in 2007. Net revenue for third quarter of 2006 included the reduction by $35,585 of sales allowance recognized in prior quarters that were not paid because actual amounts earned by distributors were less than amounts previously estimated. For the nine months ended September 30, 2007 and 2006, these sales allowance reductions totaled $664 and $169,290, respectively.

Cost of Goods Sold

Cost of goods sold includes the cost of products sold to distributors, idle capacity charges, royalty expense, shipping and handling and other costs necessary to deliver product to distributors, and the cost of products used for promotional purposes. Cost of goods sold was $32,908 in the third quarter of 2007, compared to $185,920 in the third quarter of 2006 and totaled $171,243 in the first nine months of 2007, compared to $2,040,972 in the first nine months of 2006. The decrease in cost of goods sold was primarily due to lower sales volumes in our Home and Garden Business and lower sales volumes, idle capacity charges, royalty expense, shipping and handling costs and products used for promotional purposes as a result of the sale of Harpin Protein Technology to PHC.

As a result of the sale of the Harpin Technology to PHC, cost of goods sold is expected to be significantly less in 2007 compared to 2006. Royalty expenses and idle capacity charges ceased as of February 28, 2007 and we currently expect that the cost of products used for promotional purposes will be less than $5,000 in 2007.

Research and Development Expenses

Research and development expenses consist primarily of personnel, field trial, laboratory, regulatory, patent and facility expenses. Research and development expenses were zero in the third quarter of 2007 compared to $324,200 in the third quarter of 2006 and totaled $136,442 and $1,013,675 the first nine months of 2007 and 2006, respectively. This decrease was primarily a result of the sale of Harpin Protein Technology to PHC and lower personnel, facility, depreciation and field trial costs. Stock compensation expense included in research and development was zero in 2007 and $5,465 and $18,881 in the third quarter and first nine months of 2006, respectively. As a result of the sale of our Harpin Protein Technology to PHC, we do not expect to incur any additional research and development expenses for the remainder of 2007.

Selling, General and Administrative Expenses

Selling, general and administrative expenses consist of payroll and related expenses for sales and marketing, executive and administrative personnel; advertising, marketing and professional fees; and other corporate expenses. Selling, general and administrative expenses decreased $281,967 from $898,995 in the third quarter of 2006 to $617,028 in the same quarter of 2007. For the first nine months of 2007, selling, general and administrative expenses decreased $2,586,820 from $3,837,348 in 2006 to $1,250,528 in 2007. The decrease resulted primarily from reductions in personnel, advertising and marketing expenses, facility costs and the sale of Harpin Protein Technology to PHC and was partially offset by supplemental payments made to Bradley S. Powell, our President and Chief Financial Officer, totaling $267,109 and a $100,000 payment made to Stephens Inc. to act as our exclusive financial advisor in connection with our efforts to effect one or more business combinations. Stock compensation expense included in selling, general and administrative expenses was $4,689 and $23,483 in the third quarter of 2007 and 2006, respectively, and $15,590 and $214,026 in the first nine months of 2007 and 2006, respectively.

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

Interest Income

Interest income consists primarily of earnings on our cash and cash equivalents. Interest income increased $8,548 from $70,921 in the third quarter of 2006 to $79,469 in the same quarter of 2007. Interest income increased $39,940 from $187,593 in the first nine months of 2006 to $227,533 in the same period of this year. The change was due to a higher average cash balance available for investment in the nine months ended September 30, 2007 compared to the same period in 2006.

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

Our business strategy is to use any revenue generated by our Home and Garden Business to support our continued operations while we explore whether there may be opportunities to realize potential value from our remaining business assets, primarily our tax loss carryforwards. The strategy is extremely speculative and subject to a large number of risks and uncertainties including those set forth under the heading “Risk Factors” in our most recent Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 30, 2007. We have drawn no final conclusions about the viability of this strategy. We have not developed any specific plan as to whether, how or within what time frame we might pursue or implement this strategy. In order to confirm whether there are opportunities to realize potential value from our tax loss carryforwards, we engaged legal professionals to validate the underlying assumptions related to our tax loss carryforwards and analyze and provide advice on the options that may be available to preserve and maximize the potential use of our tax loss carryforwards, as well as on potential limitations and risks of such utilization strategy. This will be an expensive and time consuming process, and we may not generate revenue from our Home and Garden Business or otherwise attract capital to support the process for its duration.

In the event we were to undergo an ownership change as defined in Section 382 of the Code, our net tax loss and general business credit carryforwards generated prior to the ownership change would be subject to annual limitations, which could reduce, eliminate, or defer the utilization of these losses. Based upon an analysis completed during the third quarter of 2007of past changes in our ownership, we believe the Company has experienced ownership changes (as defined under Section 382) on March 20, 1996 and October 2, 2000 and absent any other ownership changes in the future, there are no significant limitations on our future ability to use tax loss carryforwards generated prior to those dates. We do not believe that the sale to PHC resulted in another ownership change that would further limit our future ability to use tax loss carryforwards generated after October 2, 2000 because it was a sale of assets. However, we cannot assure you that the IRS or some other taxing authority may not disagree with our position and contend that we have already experienced other such ownership changes. In such case, our ability to use our tax loss carryforwards to offset future taxable income would be severely limited. If the sale of assets to PHC were deemed to result in an ownership change as defined in Section 382 of the Code, our tax loss carryforwards available to offset future taxable income could be severely limited and the tax loss carryforwards may expire as a result of the limitation. If an ownership change is not deemed to occur as a result of the sale to PHC, there is still the potential for an ownership change to occur under Section 382 as a result of future changes in stock ownership. Net operating loss carryforwards may expire if we do not generate sufficient income to utilize the losses before their normal expiration.

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

Liquidity and Capital Resources

Our operating expenditures have been significant since our inception. We currently anticipate that our operating expenses in 2007, although substantially less than our operating expenses in 2006, will significantly exceed net Home and Garden Product sales and that net losses and working capital requirements will consume a material amount of our cash resources in 2007. Our future capital requirements will depend on the success of our Home and Garden Business and our ability to successfully implement our strategy of realizing potential value from our remaining business assets, primarily our tax loss carryforwards. We have no current intention to make substantial investments to grow our Home and Garden Business. We believe that the balance of our cash and cash equivalents at September 30, 2007 will be sufficient to meet our anticipated cash needs for net losses, working capital and capital expenditures for more than the next 12 months, although there can be no assurance in this regard.

At September 30, 2007, our cash and cash equivalents totaled $5,463,114, an increase of $1,277,889 from the balance of $4,185,225 at December 31, 2006. In the first quarter of 2007, we received $1,396,824 in net proceeds (after transaction costs incurred after January 1, 2007) from the sale of the Harpin Protein Technology to PHC and on June 6, 2007 we collected $506,250 from PHC as a partial payment of the promissory note. We expect to collect the remaining principal and interest of the promissory note on December 28, 2007. Prior to October 2000, we financed our operations primarily through the private sale of our equity securities, resulting in net proceeds of approximately $36,500,000 through September 30, 2000. In October 2000, we received approximately $91,500,000 in net proceeds from the initial public offering of 2,223,333 shares of our common stock. We plan to finance our operations in 2007 using existing cash and cash equivalents. Our business strategy of exploring whether there may be opportunities to utilize our remaining business assets, including our tax loss carryforwards, will, due to the importance of avoiding a future ownership change under the tax laws, limit us in our ability to issue additional stock to provide capital for our business.

The sale of our Harpin Protein Technology had the following effects on our cash used in operations and cash resources in the first nine months of 2007:

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

Net cash used in operations decreased by $846,892 from $1,411,578 in the first nine months of 2006 to $564,686 in the same period of 2007. Net cash used in operations in the first nine months of 2007 resulted primarily from a net loss of $888,968 offset by net fluctuations in various asset and liability balances totaling $314,924. We expect that net cash used in operations will continue to be significant.

We conduct our operations in two primary functional currencies: the U.S. dollar and the euro. Historically, neither fluctuations in foreign exchange rates nor changes in foreign economic conditions have had a significant impact on our financial condition or results of operations. We currently do not hedge our foreign currency exposures and are, therefore, subject to the risk of exchange rate fluctuations. We may invoice our international customers in U.S. dollars and euros, as the case may be. We are exposed to foreign exchange rate fluctuations as the financial results of foreign subsidiaries are translated into U.S. dollars in consolidation. As of February 28, 2007, the cumulative translation adjustment related to our European subsidiary totaling $103,470 was reclassified from accumulated other comprehensive income and reported as part of the gain on sale of Harpin Protein Technology as this subsidiary was substantially liquidated as a result of the sale to PHC. Foreign exchange rate fluctuations did not have a material impact on our financial statements in the nine months ended September 30, 2006.

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

The employment agreement extinguished Mr. Powell’s change-in-control agreement, dated August 16, 2000, and severance agreement, dated January 28, 2002, in exchange for supplemental payments totaling $356,145. The supplemental payments are payable in installments as follows: one-half paid on July 25, 2007; one-quarter paid on September 30, 2007; and one-quarter is payable on January 1, 2008. Any remaining unpaid supplemental payment shall not be made in the event Mr. Powell’s employment is terminated by us for cause, as defined in the agreement, or if Mr. Powell voluntarily terminates his employment for any reason. If Mr. Powell’s employment is terminated by the Company without cause or as a result of his death or total disability, as defined in the agreement, any remaining unpaid supplemental payment shall be accelerated and paid on the date of termination and Mr. Powell’s unvested stock options would accelerate and become fully vested and exercisable.

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

Accounts and Note Receivable and Allowance for Doubtful Accounts

Accounts receivable balances are reported net of customer-specific related sales allowances. In determining the adequacy of the allowance for doubtful accounts, we consider a number of factors, including the age of outstanding invoices, customer payment trends, the financial condition of our customers, historical bad debts and current economic trends. Based upon our analysis of outstanding accounts and note receivable at September 30, 2007 or December 31, 2006, no allowance for doubtful accounts was recorded. Changes in the factors above or other factors could result in a significant charge.

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

PART II — OTHER INFORMATION

Item 1A. Risk Factors

Except as described below, there have not been any material changes during the quarter ended September 30, 2007 to the risk factors set forth in Part I, Item 1A in our Annual Report on Form 10-K for the year ended December 31, 2006 filed with the SEC on March 30, 2007, as updated in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2007 filed with the SEC on August 10, 2007.

We currently are not in compliance with The Nasdaq Capital Market $1.00 minimum bid price requirement and failure to regain and maintain compliance with this and other continued listing standards could result in delisting and adversely affect the market price and liquidity of our common stock.

On September 12, 2007, we received a letter from the Nasdaq Stock Market notifying us that the closing price per share of our common stock was below Nasdaq’s $1.00 minimum bid price requirement (the “Bid Price Requirement”) for 30 consecutive trading days and that, as a result, we are not in compliance with The Nasdaq Capital Market’s continued listing criteria. Nasdaq has allowed us 180 calendar days to regain compliance with the Bid Price Requirement. To regain compliance, the closing bid price of our common stock has to remain at $1.00 or more per share for a minimum of ten consecutive trading days. If we do not regain compliance within this requisite period, Nasdaq will provide us written notification that our common stock will be delisted. In such case, we have the right to appeal Nasdaq’s delisting determination to a Nasdaq Listing Qualifications Panel.

If our common stock were to be delisted from The Nasdaq Capital Market, we may seek quotation on a regional stock exchange, if available. The change to a regional stock exchange listing could reduce the market liquidity for our common stock. If our common stock is not eligible for quotation on another market or exchange, trading of our common stock could be conducted in the over-the-counter market on an electronic bulletin board established for unlisted securities such as the Pink Sheets or the OTC Bulletin Board. As a result of delisting from The Nasdaq Capital Market, an investor would find it more difficult to dispose of, or obtain accurate quotations for the price of, our common stock.

If our common stock is delisted from The Nasdaq Capital Market, and if we fail to obtain quotation on another market or exchange, then trading in our common stock might also become subject to the requirements of certain rules promulgated under the Securities Exchange Act of 1934, which require additional disclosure by broker-dealers in connection with any trade involving a stock defined as a “penny stock” (generally, any equity security not listed on a national securities exchange or quoted on Nasdaq that has a market price of less than $5.00 per share, subject to certain exceptions). Also,many brokerage firms are reluctant to recommend low-priced stocks to their clients. Moreover, various regulations and policies restrict the ability of shareholders to borrow against or “margin” low-priced stocks, and declines in the stock price below certain levels may trigger unexpected margin calls. Additionally, because brokers’ commissions on low-priced stocks generally represent a higher percentage of the stock price than commissions on higher priced stocks, the current price of the common stock can result in an individual shareholder paying transaction costs that represent a higher percentage of total share value than would be the case if our share price were higher. This factor may also limit the willingness of institutions to purchase our common stock. Finally, the additional burdens imposed upon broker-dealers by these requirements could discourage broker-dealers from facilitating trades in our common stock. As a result, the ability of our shareholders to resell their shares of common stock, and the price at which they could sell their shares, could be adversely affected. The delisting of our stock from the Nasdaq Capital Market would also make it more difficult for us to raise additional capital. Further, if our stock is delisted from The Nasdaq Capital Market, we may incur additional costs under state blue sky laws in connection with any sales of our securities.

Item 6. Exhibits

Exhibit 31.1 is being filed as part of this quarterly report on Form 10-Q. Exhibit 32.1 is being furnished with this quarterly report on Form 10-Q.

Exhibit Number	Description
10.1*
Employment Agreement between Eden Bioscience Corporation and Bradley S. Powell, dated July 25, 2007 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Eden Bioscience, filed on July 30, 2007).

31.1	Rule 13a-14(a) Certification (President and Chief Financial Officer).
32.1	Section 1350 Certification (President and Chief Financial Officer).

*	Management contract or compensatory plan.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EDEN BIOSCIENCE CORPORATION

Date: November 8, 2007

By:	/s/ Bradley S. Powell Bradley S. Powell President, Chief Financial Officer and Secretary (Principal Executive, Financial and Accounting Officer)