Form 10-K
period 2007-12-31
EDEN BIOSCIENCE CORP
filed 2008-03-28
CIK 930095

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

[X]	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007
OR

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________.

Commission File No. 0-31499

Eden Bioscience Corporation
(Exact name of registrant as specified in its charter)

Washington	91-1649604
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

11816 North Creek Parkway N., Bothell, Washington (Address of principal executive offices)	98011-8201 (Zip code)
(425) 806-7300 (Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Exchange on Which Registered
Common stock, par value $0.0025 per share Preferred Share Purchase Rights	The Nasdaq Capital Market The Nasdaq Capital Market

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.   Yes [  ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes [  ] No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes [X] No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a small reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and“smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [  ] Accelerated filer [  ]

Non-accelerated filer [  ] (Do not check if a smaller reporting company) Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes [  ] No [X]

The aggregate market value of the common stock held by non-affiliates of the registrant, based on the closing sale price on June 30, 2007 as reported on The Nasdaq Capital Market, was $5,404,871.

The number of shares of the registrant’s common stock outstanding as of March 14, 2008 was 2,716,518.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of Eden Bioscience Corporation’s proxy statement for its 2008 Annual Meeting of Shareholders to be filed with the Commission pursuant to Regulation 14A not later than 120 days after December 31, 2007 are incorporated by reference in Part III of this Form 10-K.

EDEN BIOSCIENCE CORPORATION
INDEX TO FORM 10-K

PART I

Important Information Regarding Forward Looking Statements

This Annual Report on Form 10-K contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These statements relate to future events or our future business activity, operations and financial performance. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “expect,” “plan,” “intend,” “anticipate,” “believe,” “estimate,” “predict,” “potential” or “continue,” “assume” or other similar expressions, or the negative of those expressions. These forward looking statements are based on the opinions, expectations, forecasts, assumptions and estimates of management and are subject to risks and uncertainties that are difficult to predict. We have identified some of these risks and uncertainties under the headings “Risk Factors” in Item 1A below and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 below. Given these risks and uncertainties, our actual results or the level of activity, performance or achievements expressed or implied by our forward looking statements may differ materially from the expectations of specific results, level of activity, performance and achievements expressed or implied by these statements. You should not place undue reliance on our forward-looking statements, which apply only as of the date of this report. Except as may be required under federal law, we undertake no obligation to publicly update any forward-looking statements in order to reflect new information, events or circumstances after the date of this report, or to reflect the occurrence of unanticipated events.

Unless otherwise indicated, all common stock-related amounts in this report have been adjusted to reflect our one-for-three reverse stock split effective April 18, 2006 and an additional one-for-three reverse stock split effective February 22, 2008.

Item 1.	Business.

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

The adjusted purchase price for the Harpin Protein Technology assets was $2,200,751, $1,500,000 of which we received at closing. The balance of $700,751 was evidenced by a promissory note delivered to us by PHC. The promissory note, which was paid in full by December 31, 2007, had an interest rate of 5% per annum. We have used and plan to continue to use the net proceeds of the sale for general working capital purposes related to our Home and Garden Business and to explore whether there may be opportunities to realize potential value from our remaining business assets, primarily our tax loss carryforwards.

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

Overview

As a result of the sale of our Harpin Protein Technology, our Home and Garden Business is the only continuing portion of our operations and will be our primary source of revenue in 2008. Our Home and Garden Business has a limited operating history and has generated only limited revenue to date. For the years ended December 31, 2007 and 2006, our Home and Garden Business generated revenue of $260,371 and $384,841, respectively. We have no current intention of making substantial additional investments in our Home and Garden Business. Our business strategy is to use any revenue generated by our Home and Garden Business to support our continued operations while we explore whether there may be opportunities to realize potential value from our remaining business assets, primarily our tax loss carryforwards. The strategy is extremely speculative and subject to a large number of risks and uncertainties including those set forth under the heading “Risk Factors” and elsewhere in this report.

Our Home and Garden Products are marketed under the umbrella brand Messenger®. We currently sell three harpin protein-based products in the Home and Garden Market, Messenger® and Messenger® Seed Treatment and MightyPlant with Messenger® Gold, which we began selling during the second quarter of 2007. We believe that our current inventories of Messenger, Messenger Seed Treatment and MightyPlant with Messenger Gold are sufficient to support our anticipated sales of those products through 2008. Thereafter, we expect to acquire all of the harpin proteins and harpin protein-based products for our Home and Garden Business from PHC pursuant to our exclusive license and supply agreement with PHC, the terms of which are described in more detail below.

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

agricultural market and, expanded agricultural sales of our Messenger products into Turkey, Greece, South Africa, and Asian markets. We began limited marketing of Messenger to the Home and Garden Market in 2003, initially in the Pacific Northwest and Northeastern regions of the United States, with expansion into the Southeastern region in 2005.

We were incorporated in the State of Washington in 1994. Since our inception, we have incurred significant operating and net losses and negative cash flow, and sales of our harpin-based products in the agricultural and horticultural markets have been lower than expected. We incurred net losses of $1.0 million in 2007, $9.4 million in 2006, $10.9 million in 2005 and $8.9 million in 2004. As of December 31, 2007, we had accumulated approximately $119.2 million of net operating loss carryforwards for federal income tax purposes, which expire between 2009 and 2027, and net operating loss carryforwards in 18 U.S. States that range between $12.5 million to $2,000 per state and expire between 2008 and 2027. Our total U.S. general business credit carryforwards were approximately $1.4 million and expire between 2013 and 2026. We have also accumulated approximately $1.4 million of net operating loss carryforwards in Mexico that expire between 2011 and 2017 and approximately $3.7 million in France, of which $800,000 expires in 2008 and $2.9 million do not expire.

During the end of 2005 and early 2006, as we faced concerns regarding liquidity and operating losses, we determined that we would require a minimum of $6.0 million in revenue in 2006 to meet objectives for our continuing operations. Achieving $6.0 million in revenue would have required strong sales growth in three major markets: the U.S. agricultural market, Spain and the U.S. Home and Garden Market. During the first quarter of 2006, sales in the U.S. agricultural market were strong, but sales in the U.S. Home and Garden Market were not growing as quickly as expected and sales in Spain were significantly below expectations. In August 2006, we announced our financial results for the second quarter of 2006 and reported that our actual sales and growth rates for the first half of 2006 were significantly lower than we expected. As a result, we reported that the carrying value of our long-lived assets exceeded our estimated future undiscounted cash flows expected from the use of those assets. We concluded that a charge for impairment to our property and equipment was required, and a $4.9 million impairment loss was recognized at June 30, 2006 to write the assets down to their estimated fair value. We further reported that the continued poor sales performance of Messenger STS was not producing the results we needed for success and did not support our current business model and that our board of directors was examining strategic alternatives for the future. This included exploring whether PHC and any other companies might be interested in acquiring Eden Bioscience or our assets.

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

On that date, the board also approved a plan to substantially reduce our administrative, marketing, sales, manufacturing and development personnel to six employees by December 31, 2006, with the possibility of additional personnel cuts in the future. The majority of these employees were hired by PHC in December 2006. Dr. Rhett Atkins, our Chief Executive Officer and President, resigned from those positions effective

December 15, 2006 as part of the reduction in force. Dr. Atkins continues to serve as a director of the company. Our board appointed Bradley S. Powell, our Vice President of Finance and Chief Financial Officer, to serve as our new President effective December 15, 2006.

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

We have conducted only limited analysis of our ability to utilize our tax loss carryforwards and have drawn no final conclusions about the viability of this strategy. In order to assess whether there are opportunities to realize potential value from our tax loss carryforwards, we engaged legal and investment banking professionals in 2007 to validate the underlying assumptions related to our tax loss carryforwards and analyze and provide advice on the options that may be available to preserve and maximize the potential use of our deferred tax assets, as well as on potential limitations and risks of such utilization strategy. During the third quarter of 2007, we completed an analysis of past changes in our ownership. We believe that Eden Bioscience has experienced ownership changes (as defined under Section 382 of the IRS Code) on March 20, 1996 and October 2, 2000 and, absent any other ownership changes in the future, there are no significant limitations on our future ability to use U.S. tax loss carryforwards generated prior to those dates. In September 2007, we engaged Stephens Inc. to act as our exclusive financial advisor in connection with our efforts to effect one or more business combinations. This will continue to be an expensive and time consuming process, and we may not be able to generate sufficient revenue from our Home and Garden Business or otherwise attract sufficient capital to support the process for its duration. Additionally, we have no assurance that we will conclude that the potential utilization of our tax loss carryforwards is in the best interests of our company and our shareholders. We have no assurance that a business plan for the utilization of our tax loss carryforwards will be successfully implemented or will result in any increase in shareholder value.

Our ability to generate revenue from our Home and Garden Business depends on the successful commercialization of three Home and Garden Products: Messenger, Messenger Seed Treatment and MightyPlant with Messenger Gold, the latter of which we introduced into the Home and Garden Market during the second quarter of 2007. Our Home and Garden Business has a limited operating history and has generated limited revenue to date. For the years ended December 31, 2007 and 2006, our Home and Garden Business generated revenue of $260,371 and $384,841, respectively. We do not currently intend to significantly increase our investment toward the development of our Home and Garden Business. Moreover, although we may invest in other businesses or technologies in the future, we have no current specific plans to do so at this time. The prospects of our Home and Garden Business must be considered in light of the risks, uncertainties, expenses and difficulties frequently encountered by companies in their early stages of development, including our potential inability to:

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

To date, sales of our Home and Garden Products have been generated primarily through distributors, retailers and our website based on positive word-of-mouth from current users, and we have not invested significant resources in marketing or distributing these products. We expect to continue to generate a significant portion of our sales in the Home and Garden Market through distributors, retailers and our website based on positive word-of-mouth.

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

We currently market three harpin protein-based products in the Home and Garden Market pursuant to an exclusive license and supply agreement with PHC: Messenger, Messenger Seed Treatment and MightyPlant with Messenger Gold, which was introduced in the Home and Garden Market during the second quarter of 2007. Our harpin protein-based products are either water-soluble granules or powders that are topically applied or that are water insoluble powders used as seed treatments. We believe, based on numerous field trials we have conducted, that our Home and Garden Products provide the following advantages:

•	Trigger beneficial plant responses. Our harpin-based products provide harmless yet potent signal-inducing harpin proteins and protein extracts, which trigger beneficial responses designed to protect plants, to help plants grow through stress, to improve plants’ uptake of nutrients, and to enhance the overall level of plant health.

•	Low dosage and quick activation of plant systems. Generally, only one teaspoon of Messenger is required to treat 1,000 square feet of plant material. Upon application, harpin proteins quickly initiate the activation of the plant’s growth and stress-defense systems, with full activation occurring within three to five days. The quick response to harpin protein reduces the need for re-application when rainfall occurs shortly after application.

•	Simple application. Messenger products can be applied using standard equipment and a variety of simple application methods, such as direct foliar sprays, seed treatments and soil drenches. In contrast to many traditional plant treatments, which generally require that each individual plant leaf be sprayed, it is not necessary to spray the entire plant for harpin proteins to be effective.

Financial Information About Geographic Areas

See Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations—Revenues” for our gross product sales by geographical regions for the years ended December 31, 2007, 2006 and 2005, which information is incorporated herein by reference.

Product Safety

Independent toxicology studies, in-house laboratory tests and prior field-testing demonstrate that our Home and Garden Products are nontoxic to humans and the environment. The following is a summary of the human health and environmental safety attributes of our products:

•	Negligible human dietary and environmental exposure. There is no human dietary or environmental exposure to Messenger products resulting from application of the products. Product residues on treated plants are rapidly degraded by sunlight, rain and microorganisms and are undetectable within three to ten days following application, even when applied at rates far above our recommended application rates.

•	Safe for animals. The U.S. Environmental Protection Agency (“EPA”) requires that toxicology studies be conducted to evaluate the impact of products on selected animals. The EPA-required mammalian toxicology testing placed Messenger products in the EPA’s “Toxicity Category III or IV,” designations reserved for materials with lower hazard potential. Unlike many plant protection and yield enhancement products, Messenger products require no label warnings or special use restrictions to protect animals.

•	Nontoxic to plants. Messenger products have not been observed to cause phytotoxicity or any other adverse effects in plants during the course of thousands of field trials conducted on a variety of plants under a wide range of environmental conditions. Also, we have not observed any adverse effects attributable to Messenger products in numerous controlled laboratory studies to evaluate their effects on seedling germination and emergence.

Sales, Marketing and Distribution

We began a limited marketing of Messenger to the Home and Garden Market in March 2003, with the introduction of Messenger, primarily for use on roses. At that time, our Home and Garden Business was an insignificant portion of our overall operations. In 2004, we created an expanded marketing plan concentrating our Home and Garden efforts in the Pacific Northwest and the Northeastern regions of the United States, and introduced our MightyPlant product in a test market. At that time, we also began concentrating on acquiring endorsements of our Home and Garden Products from leading authorities that test and advise gardeners regarding the use and expected results from new product introductions. In 2005, we significantly increased resources allocated to the Home and Garden Market and expanded our efforts to include the Southeastern U.S. in our target areas. This increase in advertising and marketing did result in additional Home and Garden Product revenues; however, such revenues were significantly below our expectations. In 2006, we reduced resources allocated to the Home and Garden Business and concentrated our efforts on radio advertising, society endorsements and the introduction of Messenger Seed Treatment in the Home and Garden Market.

During 2007, we implemented a limited radio and print advertising and public relations program. Our radio campaign targeted well-recognized gardening programs broadcasting in larger markets, such as Ralph Snodsmith’s garden program in New York, which is nationally syndicated, Paul Parent’s garden program in

New England, and Mallory Gwynn’s garden program the Pacific Northwest. Our print advertising program targeted specialty growers affiliated with organizations such as the American Rose Society, the American Dahlia Society, the American Hemerocallis Society and the National Garden Club. We also initiated advertising and public relations programs in three new markets — Texas, Florida and Wisconsin — to build on existing positive word-of-mouth momentum. In 2008, we plan to continue these limited radio and print advertising and public relations programs.

We currently have one part-time employee fully focused, and one full-time employee partially focused, on sales and marketing our Home and Garden Products. Sales of our products in the Home and Garden Market to date have been primarily generated through distributors, retailers and our website based on positive word-of-mouth from current users. We do not intend to significantly increase our investment toward the development of our Home and Garden Business and expect that a significant portion of our sales in the Home and Garden Market will continue to be from distributors, retailers and our website and generated through word-of-mouth.

We work with several independent distributors and retailers for the distribution and sale of our Home and Garden Products and are continuing to develop our distribution network. We currently have approximately ten key distributors of our Home and Garden Products. Two of these ten distributors each accounted for more than 10% of our net revenues during 2007, and one of the two accounted for more than 10% of our net revenues during 2005. PHC, who accounted for more than 10% of our net revenues during 2005 and 2007, will no longer be one of our distributors due to its acquisition of the Harpin Protein Technology in February 2007.

We extend credit to certain of the distributors and retailers of our Home and Garden Products. The failure of any of these distributors and retailers, or any other distributor or retailer to which we extend a significant amount of credit in the future, to pay its account now or in the future may harm our operating results.

Seasonality

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

Product Supply; License and Supply Agreement with PHC

As of February 28, 2007 and in connection with the sale of our Harpin Protein Technology, we ceased all product development and manufacturing activities. We believe that our current inventories of Messenger, Messenger Seed Treatment and MightyPlant with Messenger Gold are sufficient to support our anticipated sales of those products through 2008. Thereafter, we expect to acquire all harpin proteins and harpin protein-based products for our Home and Garden Business from PHC pursuant to our exclusive license and supply agreement with PHC. Under this agreement, PHC granted us an exclusive worldwide right and license to sell harpin protein-based products in the Home and Garden Market, as well as a royalty-free, exclusive non-transferable worldwide license to use the Messenger, MightyPlant and Harp-N-Tek trademarks in connection with our advertising, promotion, distribution and sale of such products.

The agreement provides that PHC will supply us with harpin proteins and harpin protein-based products in quantities requested by us through purchase orders submitted pursuant to the license and supply agreement, at a price equal to 80% of PHC’s actual U.S. agricultural distributor price. We did not purchase any materials from PHC in 2007, and we do not expect to purchase any material from PHC in 2008. PHC warrants that the products supplied under the license and supply agreement will comply with our specifications and applicable laws and regulations and are free of defects in workmanship and materials. Subject to certain conditions, PHC must replace or credit us for any products that do not comply with the warranty, which is our sole remedy for any such breach of warranty.

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

As described above, PHC has granted us an exclusive worldwide right and license to sell harpin protein-based products for the protection of plants and seeds and the promotion of overall plant health in the Home and Garden Market. We believe these rights and licenses preclude our competitors and other entities, including PHC, from using or selling harpin protein-based products covered under the patents, as they are now issued or may issue in the future, in the Home and Garden Market to impart disease or insect resistance or enhance plant growth. See “—Product Supply; License and Supply Agreement with PHC” above for more information on the license, including its duration.

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

Messenger®, MightyPlant® and Harp-N-Tek® are registered trademarks of PHC in the United States and other foreign countries. We have been granted, pursuant to the license and supply agreement described above, a royalty-free, exclusive non-transferable license to use the Messenger, MightyPlant and Harp-N-Tek trademarks in connection with our advertising, promotion, distribution and sale of such products in the Home and Garden Market.

Government Regulation and Registration

Messenger products that are labeled for use as pesticides are regulated by the EPA under the Federal Insecticide, Fungicide, and Rodenticide Act (“FIFRA”) and under the Federal Food, Drug, and Cosmetic Act (“FFDCA”). The EPA has determined that these products are biochemical pesticides, a subset of biopesticides. Compared to traditional chemical pesticides, biopesticides are generally subjected to significantly fewer data requirements to support registration under FIFRA. EPA granted registration for the full commercial use of several harpin protein-based products, including Messenger, Messenger Seed Treatment, Mighty Plant with Messenger Gold, and other alternate brand name products and formulations. Now that these products are registered by the EPA, the Food and Drug Administration is responsible for monitoring and enforcing the exemption from tolerance.

We are required to obtain regulatory approval from certain state and foreign regulatory authorities before we market our Home and Garden Products in those jurisdictions. Prior to our sale of the Harpin Protein Technology, we obtained authorization to manufacture and sell Messenger for Home and Garden use in all 50 states. In California, we obtained authorization to manufacture and sell Messenger for the Home and Garden Market for use on strawberries, grapes and fruiting vegetables for disease management. All EPA (Federal) registrations were transferred to PHC in connection with the sale of our Harpin Protein Technology, while state registrations and permits are not transferable. We currently sell our Home and Garden Products under an 18-month grace period during which we may continue to sell our Home and Garden Products in those jurisdictions for which we previously had obtained authorization. We obtained our own regulatory approvals under the EPA’s “me too” registration process and intend to subsequently register our Home and Garden products in the States and other jurisdictions, as necessary. Our Home and Garden Products are not registered for sales in any foreign jurisdictions.

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

Employees

As of March 14, 2008, we employed one full-time employee and two part-time employees located at our facility in Bothell, Washington.

Available Information

Our financial statements for the three years ended December 31, 2007 are included in Item 8 of this Annual Report on Form 10-K. Under the menu “About Us—Investor Information” on our Internet website at www.edenbio.com, we provide free access to our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports as soon as reasonably practicable after such material is electronically filed with or furnished to the Securities and Exchange Commission. The information contained on our website is not incorporated herein by reference and should not be considered part of this Annual Report.

The following corporate governance materials are also available under the menu “About Us—Governance Materials” on our website:

•	Audit Committee, Compensation Committee, and Nominating and Corporate Governance Committee Charters;

•	Code of Conduct applicable to all directors, officers and employees of Eden Bioscience; and

•	Code of Ethics applicable to our President and Chief Financial Officer.

A copy of these materials will be mailed to you, without charge, upon request to Eden Bioscience Corporation, Investor Relations, 11816 North Creek Parkway N., Bothell, WA 98011-8201. If we waive any material provision of our Code of Ethics applicable to our President and Chief Financial Officer or substantively amend the Code of Ethics, we will disclose that fact on our website within four business days.

Executive Officers and Directors of the Registrant

The following table sets forth certain information regarding our executive officer and directors as of March 20, 2008:

Name	Age	Position
Bradley S. Powell	47	President, Chief Financial Officer and Secretary
William T. Weyerhaeuser	64	Chairman of the Board of Directors
Rhett R. Atkins	54	Director
Gilberto H. Gonzalez	60	Director
Roger M. Ivesdal	63	Director
Jon E. M. Jacoby	69	Director
Albert A. James	76	Director
Agatha L. Maza	68	Director
Richard N. Pahre	67	Director

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

William T. Weyerhaeuser, Ph.D. has served as Chairman of the Board of Directors since November 2001 and as one of our directors since May 1998. Dr. Weyerhaeuser was in private practice as a clinical psychologist from 1975 to 1999. From May 1993 to June 1994, he served as President of Rock Island Company, a private investment company, and from July 1994 to June 1998 as its Chairman of the Board and Chief Executive Officer. Dr. Weyerhaeuser currently serves as the Vice Chairman of the Board of Directors of Potlatch Corporation, a public timber REIT, and as Chairman of the Board of Directors of Columbia Banking System, Inc., a public financial institution. Dr. Weyerhaeuser also currently serves as a director of several privately held companies and foundations. Dr. Weyerhaeuser received a B.A. degree from Stanford University, an M.A. degree from Fuller Theological Seminary and a Ph.D. degree from the Fuller Graduate School of Psychology.

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

Roger M. Ivesdal has served as one of our directors since September 2005. Mr. Ivesdal has spent 33 years in various sales, marketing, and management roles in the agricultural chemicals industry. Mr. Ivesdal started his career in 1970 as a sales representative for Helena Chemical Company in Des Moines, Iowa and became sales manager for Helena Proprietary Products in 1974. In 1977, Mr. Ivesdal became a sales representative for Ostlund Chemical in Fargo, ND. In 1982, he became sales manager and in 1988 he became General Manager of Ostlund. In 1998, Mr. Ivesdal was named Executive Vice President for the Western Region for United Agri Products (“UAP”), an operating company of ConAgra, and was responsible for managing four operating companies in the western United States. In 2003, Mr. Ivesdal retired from UAP. Mr. Ivesdal received a B.S. degree in agronomy from North Dakota State University.

Jon E. M. Jacoby has served as one of our directors since February 1999. Mr. Jacoby currently is Vice-Chairman and Senior Principal of The Stephens Group LLC, a private family-owned investment firm. Until his retirement in October 2003, Mr. Jacoby worked in various capacities since 1963, most recently as Vice-Chairman and member of the Executive Committee, for Stephens Inc. and SF Holding Corp. (formerly Stephens Group, Inc.), collectively engaged in investment banking and other business activities. He is also a director of Power-One, Inc., a power supplies manufacturer; and Conn’s Inc., retail stores specializing in electronics. Mr. Jacoby received a B.S. degree from the University of Notre Dame and an M.B.A. degree from Harvard Business School.

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

Agatha L. Maza has served as one of our directors since May 1995. From February 1994 to October 1995, Ms. Maza served as Chief Executive Officer of the National Testing Laboratory in Portland, a division of the American Red Cross involved in biological testing of blood. From July 1991 to January 1994, she served as Chief Executive Officer of Medical Arts Laboratory and, from January 1988 to December 1990, as Chief Executive Officer of Eastside Medical Laboratory, both of which are medical diagnostics services laboratories. From 2001 to 2005, Ms. Maza served as Chief Executive Officer and

President of Roadable Aircraft International, Inc., a start-up company involved in the research and development of new transportation technologies. Currently, Ms. Maza serves as managing partner of several privately held companies. Ms. Maza received a B.S. degree from Seattle University and an M.B.A. degree from City University and has completed the Executive Marketing Management Program at Stanford University.

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

Our future operations are dependent upon the success of our Home and Garden Business. Our Home and Garden Business has a limited operating history and has had only limited revenues to date. We generated revenue from our Home and Garden Business of $260,371 in 2007, $384,841 in 2006 and $390,766 in 2005. Due to our limited experience operating our Home and Garden Business, we have limited ability to forecast future demand for Home and Garden Products and limited financial data upon which you may evaluate our Home and Garden Business and its prospects. The gross margins in our Home and Garden Business may be reduced, as compared to margins prior to the sale, due to the cost of purchasing harpin protein-based products from PHC under the terms of the license and supply agreement described above. We do not currently intend to significantly increase our investment toward the development of our Home and Garden Business, and we cannot provide any assurance that our Home and Garden Products will achieve greater market acceptance. Moreover, although we may invest in other businesses or technologies in the future, we have no current specific plans to do so at this time. If we are not successful in operating our Home and Garden Business, our results of operations and financial condition, as well as our ability to explore whether there may be opportunities to realize potential value from our remaining business assets, primarily our tax loss carryforwards, will be adversely affected and ultimately may be unsuccessful.

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

Management could spend or invest the net proceeds from the sale of our Harpin Protein Technology in ways with which our shareholders may not agree.

We received cash proceeds from the sale of our Harpin Protein Technology in the amount of $2,200,751. We have been and plan to continue to use these proceeds to fund the working capital requirements of our Home and Garden Business while we explore whether there may be opportunities to realize potential value from our remaining business assets, primarily our tax loss carryforwards. However, management will have ultimate discretion as to the specific uses of the proceeds and could spend or invest the proceeds from the sale in ways with which our shareholders may not agree. The investment of these proceeds may not yield a favorable return. Furthermore, because our Home and Garden Business is evolving, in the future, we may discover new opportunities that are more attractive. Our overall business objective is to become profitable and realize potential value from our remaining business assets, primarily our tax loss carryforwards. Strategies for attaining this objective may include pursuing acquisitions intended to increase revenues and generate net income. Although we do not currently have specific plans to do so, we may in the future commit resources to such acquisitions or other alternative opportunities. If we change our business focus, we may face risks that are different from the risks currently associated with our Home and Garden Business.

We will continue to incur significant operating losses and negative cash flow, and we may never be profitable.

We were required to spend significant funds to complete the transaction with PHC, and will be required to spend funds to continue the operations of our Home and Garden Business and to explore whether there may be opportunities to realize potential value from our remaining business assets, primarily our tax loss carryforwards. We have incurred significant operating and net losses and negative cash flow and have never achieved profitability. As of December 31, 2007, we had an accumulated deficit of $127.3 million. We expect to continue to experience operating losses in our Home and Garden Business for the foreseeable future. To achieve operating profitability in our Home and Garden Business, we will need to substantially grow the customer base for our Home and Garden Business; however, as noted above, we do not currently intend to significantly increase our investment toward the development of our Home and Garden Business. We may not be able to increase our revenue in this manner.

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

We may not successfully address some or all of these risks. If we do not successfully address these risks, we may not realize sufficient revenue or net income to reach or sustain profitability or continue operations. If we are unable to achieve and sustain profitability, we will eventually not have the resources to explore whether there may be opportunities to realize potential value from our remaining business assets, primarily our tax loss carryforwards. Even if we were to achieve profitability, there are significant material uncertainties about our ability to effectively utilize or otherwise realize potential value from our tax loss carryforwards. Some of these risks and uncertainties are described below under the heading “Risks Related to Our Business Plan to Utilize Tax Loss Carryforwards.”

As a result of the sale of our Harpin Protein Technology, we are dependent on PHC for the manufacture and supply of harpin proteins and harpin protein-based products for our Home and Garden Business, and any failure of PHC to provide timely delivery of high quality products could adversely affect our business and results of operations.

Upon depletion or expiration of our existing home and garden inventory, we expect to acquire all harpin proteins and harpin protein-based products for our Home and Garden Business from PHC pursuant to a license and supply agreement with PHC. Under this agreement, PHC has granted us an exclusive worldwide right and license to sell harpin protein-based products in the Home and Garden Market, as well as a royalty-free, worldwide exclusive non-transferable license to use the Messenger, MightyPlant and Harp-N-Tek trademarks in connection with our advertising, promotion, distribution and sale of such products. The agreement provides that PHC will supply us with harpin proteins and harpin protein-based products in quantities requested by us through purchase orders submitted pursuant to the supply and license agreement, at a price equal to 80% of PHC’s actual U.S. agricultural distributor price. In the event that PHC is unable or unwilling to provide us with requested products, we may declare a “failure of supply” (as defined in the license and supply agreement) and select and qualify a second source to provide us harpin proteins and harpin protein-based products, which may not be available. The license and supply agreement will continue until expiration of the last U.S. or foreign patent relating to the products held or acquired by PHC in connection with the sale. Thereafter, the license and supply agreement will automatically extend for consecutive five-year periods, unless we elect to terminate the license and supply agreement at our sole option.

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

Our Home and Garden Products are not well known in the market. Our sales of Home and Garden Products to date have come primarily through independent distributors, retailers and our website and we believe have been driven by word-of-mouth recommendations from current customers. Our future success will depend in significant part on our ability to generate demand for harpin protein-based products in the Home and Garden Market, specifically among the general public, resellers or businesses that sell the products to the general public and businesses that incorporate harpin protein-based products into existing or new products to be sold to the general public. To this end, our direct and indirect sales operations must increase market awareness of our Home and Garden Business and our products to generate increased revenue. However, as noted above, we have not invested significant resources in, and do not currently intend to significantly increase our investment toward the development of our Home and Garden Business. At March 14, 2008, we had only one part-time employee fully focused, and one full-time employee partially focused, on sales and marketing our Home and Garden Products. We have no current plans to increase our sales and marketing capabilities in the Home and Garden Market, and we expect to continue to generate a substantial portion of our sales through our website based on positive word-of-mouth. Our sales and marketing personnel may not successfully compete against the sales and marketing operations of our current and future competitors that have greater resources and more established relationships with distributors, retailers and growers. If we are not successful in building greater market awareness and generating increased sales, our future results of operations will be adversely affected. If we fail to generate sufficient sales from our Home and Garden Business to cover our operating costs, our business operations and prospects, including our ability to explore whether there may be opportunities to realize potential value from our remaining business assets, primarily our tax loss carryforwards, will be adversely affected, creating substantial doubt about our ability to stay in business.

We may be unable to establish or maintain successful relationships with independent distributors and retailers, which could adversely affect our sales and our ability to generate revenue from our Home and Garden Business.

Our ability to sell our Home and Garden Products will be significantly impaired if we fail to develop and maintain our distribution channels. We will need to increase sales to independent distributors and retailers in the Home and Garden Market to expand sales of our products. We have engaged several independent distributors and retailers for the distribution and sale of our Home and Garden Products. Our future revenue growth will depend in large part on our success in establishing and maintaining these sales and distribution channels. We are continuing to develop our distribution network and we may be unable to establish or maintain these relationships in a timely or cost-effective manner. Moreover, we cannot assure you that the distributors and retailers on which we rely will focus adequate resources on selling these products or will be successful in selling them. Many of our potential distributors and retailers are in the business of distributing and sometimes manufacturing other, possibly competing, plant health products for the Home and Garden Market and may perceive our products as a threat to various product lines currently being manufactured or distributed by them. In addition, the distributors and retailers may earn higher margins by selling competing products or combinations of competing products. If we are unable to establish or maintain successful relationships with independent distributors and retailers, we may need to further develop our own distribution and sales and marketing capabilities, which would be expensive and time-consuming and the success of which would be uncertain.

We currently have approximately ten key distributors of our Home and Garden Products. If any distributor or retailer that purchases a significant amount of our Home and Garden Products were to discontinue purchasing our products any time, our sales would be adversely affected. See Item 1 “Business—Sales, Marketing and Distribution.” In addition, the failure of any of these distributors and retailers, or any other distributor or retailer to which we extend a significant amount of credit, to pay its account now or in the future may harm our operating results.

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

For the immediately foreseeable future, we will be dependent on the successful commercialization in the Home and Garden Market of three products (Messenger, Messenger Seed Treatment and MightyPlant with Messenger Gold, the latter of which was introduced into the Home and Garden Market in the second quarter of 2007) which are based on the same new technology. Substantially all of our sales in the Home and Garden Market have come from our first harpin protein and from a single product, Messenger. These sales have been limited and quite small in comparison to the size of the overall Home and Garden Market. Our current and any new Home and Garden Products we develop may not be commercially successful and may not prove effective or economically viable. In addition, because our Home and Garden Products have not been put to widespread use over significant periods of time, no assurance can be given that adverse consequences might not result from their use, such as soil or other environmental degradation, the development of negative effects on animals or plants or reduced benefits in terms of plant health or protection.

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

The sale and use of plant health products containing harpin proteins are extensively regulated by the EPA and/or state, local and foreign governmental authorities. These regulations substantially increase the cost and time associated with bringing our current and any future Home and Garden Products to market. All EPA (Federal) registrations were transferred to PHC in connection with the sale of our Harpin Protein Technology while state registrations and permits are not transferable. We currently sell our Home and Garden Products pursuant to an 18-month grace period during which we may continue to sell our Home and Garden Products in those jurisdictions for which we previously had obtained authorization. We registered our own regulatory approvals under the EPA’s “me too” registration process and will subsequently register our Home and Garden Products in the States and other jurisdictions, as necessary. If we do not continue to receive the necessary governmental approvals to market these products, obtain required approvals in the future, or if the regulatory authorities revoke our approvals or grant them subject to restrictions on their use, we may be unable to sell our Home and Garden Products and our business may fail.

We are required to obtain regulatory approval from certain state and foreign regulatory authorities before we market our products in those jurisdictions. Some of these jurisdictions may apply different criteria than the EPA in connection with their approval processes. Although we are currently authorized to sell Messenger for virtually all home and garden uses in 49 states, and in California for disease management use on strawberries, grapes and fruiting vegetables, we may not be able to obtain future registrations for current or future products or maintain these registrations.

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

We currently maintain product liability insurance at levels we believe are sufficient and consistent with industry standards for companies at our stage of development. Our product liability insurance may not be adequate, and, at any time, it is possible that such insurance coverage may not be available on commercially reasonable terms or at all. A product liability claim could result in liability to us greater than our assets and insurance coverage. Moreover, even if we have adequate insurance coverage, product liability claims or recalls could result in negative publicity or force us to devote significant time and attention to matters other than those that arise in the normal course of business.

Rapid changes in technology could render our current or any future products we may develop unmarketable or obsolete.

We are engaged in an industry characterized by extensive research efforts and rapid technological development. Our competitors, which generally have substantially greater technological and financial resources than we do, may develop plant protection and plant health technologies and products that are more effective than ours or that render harpin protein-based technology and our Home and Garden Products obsolete or uncompetitive. To be successful, we will need to continually enhance our current and any future products and develop and market new products that keep pace with new technological and industry developments.

If we are unable to retain our existing personnel, we may not be able to successfully manage our business or achieve our objectives.

We are highly dependent on the efforts and abilities of Bradley S. Powell, our President and Chief Financial Officer. Our failure to retain Mr. Powell would seriously disrupt our operations and our ability to explore whether there may be opportunities to realize potential value from our remaining business assets, primarily our tax loss carryforwards, and increase our costs by forcing us to use more expensive outside consultants and impair our ability to generate revenue.

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

Our business strategy is to use the proceeds from the sale of our Harpin Protein Technology to fund the working capital requirements of our Home and Garden Business while we explore whether there may be opportunities to realize potential value from our remaining business assets, primarily our tax loss carryforwards. The strategy is extremely speculative and subject to a large number of risks and uncertainties, including those set forth in this section and elsewhere in this Annual Report on Form 10-K. We have conducted only limited analysis of our ability to utilize our tax loss carryforwards and have drawn no final conclusions about the viability of this strategy. In order to confirm whether there are opportunities to realize potential value from our tax loss carryforwards, we have engaged legal and investment banking professionals to validate the underlying assumptions related to our tax loss carryforwards and analyze and provide advice on the options that may be available to preserve and maximize the potential use of our deferred tax assets, as well as on potential limitations and risks of such utilization strategy. This will continue to be an expensive and time consuming process, and we may not be able to generate sufficient revenue from our Home and Garden Business or otherwise attract sufficient capital to support the process for its duration. Additionally, we may conclude that the potential utilization of our tax loss carryforwards is not in the best interests of our company and our shareholders. A business plan for the utilization of our tax loss carryforwards may not be successfully implemented or may not result in any increase in shareholder value.

We may not be able to realize value from our tax loss carryforwards.

Our total U.S. Federal tax net operating loss carryforwards were approximately $119.2 million at December 31, 2007 and expire between 2009 and 2027. The Company’s total foreign tax net operating loss carryforwards were approximately $5.2 million at December 31, 2007 of which $2.3 million expires between 2008 and 2017 and $2.9 does not expire. We have total net operating loss carryforwards in 18 states that range between $12.5 million to $2,000 per state and expire between 2008 and 2027. Our total general business credit carryforwards were approximately $1.4 million at December 31, 2007 and expire between 2013 and 2027. In the event we were to undergo an ownership change as defined in Section 382 of the Code, our net tax loss carryforwards generated prior to the ownership change would be subject to annual limitations, which could reduce, eliminate, or defer the utilization of these losses. Based upon an analysis completed during the third quarter of 2007 of past changes in the Company’s ownership, the Company believes that it has experienced ownership changes (as defined under Section 382) on March 20, 1996 and October 2, 2000 and absent any other ownership changes in the future, there are no significant limitations on our future ability to use tax loss carryforwards generated prior to those dates. We do not believe that the sale to PHC resulted in another ownership change that would further limit our future ability to use tax loss carryforwards generated after October 2000 because it was a sale of assets. However, the IRS or some other taxing authority may disagree with our position and contend that we have already experienced other such ownership changes or that the sale of assets resulted in an ownership change. In such case, our ability to use our tax loss carryforwards to offset future taxable income would be severely limited. If the sale of assets to PHC results in an ownership change as defined in Section 382 of the Code, our tax loss carryforwards available to offset future taxable income could be severely limited and the tax loss carryforwards may expire as a result of the limitation. If an ownership change does not occur as a result of the sale to PHC, there is still the potential for an ownership change to occur under Section 382 as a result of future changes in stock ownership.

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

The use of our tax loss carryforwards is subject to uncertainty because it is dependent upon the amount of taxable income we generate. There can be no assurance that we will have sufficient taxable income, if any, in future years to use the tax loss carryforwards before they expire. We believe that our ability to achieve profitability may depend in substantial part on our ability to identify and acquire suitable businesses on favorable terms, so that we can increase our revenues and generate new income. We may be unable to identify or complete any such future acquisitions or such transactions may not be successful or enable us to utilize our tax loss carryforwards. We may seek additional capital from time to time, including through the sale of stock or other securities, which may result in dilution to existing shareholders. In addition, as noted above, the provisions of the Code and certain applicable IRS regulations will limit the number of shares of stock we can sell from time to time without causing a limitation on our ability to use our tax loss carryforwards to reduce our future tax obligations.

The IRS could challenge the amount of our tax loss carryforwards.

The amount of our tax loss carryforwards has not been audited or otherwise validated by the IRS. The IRS could challenge the amount of our tax loss carryforwards, which could significantly reduce our tax loss carryforwards. In addition, calculating whether an ownership change has occurred is subject to uncertainty, both because of the complexity and ambiguity of Section 382 of the Code and because of limitations on a publicly traded company’s knowledge as to the ownership of, and transactions in, its securities. Finally, certain other statutory provisions and common law doctrine could limit our opportunities to realize potential value from, or otherwise adversely affect our ability to preserve and utilize, our tax loss carryforwards. Therefore, the calculation of the amount of our tax loss carryforwards may be changed as a result of a challenge by a governmental authority or our learning of new information about the ownership of, and transactions in, our securities.

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

Limits on ownership of our common stock and our shareholder rights plan could have an adverse consequence to you and could limit your opportunity to receive a premium on our stock.

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

To further deter a potential buyer of our stock from accumulating an ownership position that could jeopardize our ability to utilize our net operating tax loss carryforwards, in June 2007, our Board of Directors adopted a shareholder rights plan and declared a dividend distribution of one preferred share purchase right on each outstanding share of our common stock. This shareholder rights plan is described in more detail below under the risk factor titled “Certain provisions in our charter document and Washington law, as well as our shareholder rights plan, could discourage a change of control or make it difficult to change the composition of directors and management.” The shareholder rights plan may make it more difficult for other persons or entities, without the approval of our Board of Directors, to make a tender offer or otherwise acquire substantial amounts of our common stock, or to launch other takeover attempts that a shareholder might consider to be in such shareholder’s best interests. The shareholder rights plan also may limit the price that certain investors might be willing to pay in the future for shares of our common stock. The shareholder rights plan could also result in an ownership change under Section 382 of the Code which may severely impair our ability to use our tax losses against future income.

Risks Related to Our Common Stock

We may be delisted from the Nasdaq Capital Market if we do not satisfy continued listing requirements.

Our common stock currently trades on The Nasdaq Capital Market. On March 14, 2008, the closing sales price of our common stock was $1.12. If we fail to meet any of the continued listing standards of The Nasdaq Capital Market, our common stock will be delisted. Nasdaq’s continued listing standards include specifically enumerated criteria, such as a $1.00 minimum closing bid price, shareholders’ equity of $2.5 million or market value of publicly held shares of $35 million and 500,000 shares of common stock publicly held and market value of publicly held shares of at least $1 million, as well as additional or more stringent criteria that may be applied in the exercise of Nasdaq’s discretionary authority to maintain the quality of and public confidence in the Nasdaq market, prevent fraudulent and manipulative practices, promote just and equitable principles of trade, and protect investors and the public interest. For example, we failed to satisfy Nasdaq’s $1.00 minimum bid price requirement on more than one occasion over the past few years. If we were unable to regain compliance with the minimum bid price requirement, our common stock would have been delisted from The Nasdaq Capital Market. Each time we were able to cure the failure to satisfy the minimum bid price requirement and avert having our common stock delisted. However, we have no assurance that Nasdaq will not in the future seek to delist us for our failure to meet the enumerated conditions for continued listing.

If our common stock were delisted from the Nasdaq Capital Market, you may find it difficult to dispose of your shares.

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

Our revenue and operating results could vary significantly from period to period. These fluctuations could cause our stock price to fluctuate significantly or decline. Numerous factors will contribute to the unpredictability of our operating results. In particular, our sales are expected to be highly seasonal. Sales of Home and Garden Products depend on planting and growing seasons, climatic conditions and economic and other variables, which we expect to result in substantial fluctuations in our quarterly sales and earnings. For example, weather-related events such as droughts and floods, severe heat and frost, hail, tornadoes and hurricanes could decrease demand for our current and any future products, and have an adverse impact on our operating results from quarter to quarter. In addition, most of our expenses, such as employee compensation, are relatively fixed. Our expense levels are based, in part, on our expectations regarding future sales. As a result, any shortfall in sales relative to our expectations could cause significant changes in our operating results from quarter to quarter. Other factors may also contribute to the unpredictability of our operating results, including the amount of our Home and Garden Products carried in inventory by distributors and retailers, the amount of free product to be given to retailers, the size and timing of significant customer transactions and the delay or deferral of customer use of our products. For example, customers may purchase large quantities of our products under a promotion in a particular quarter to store and use over long periods of time, or time their purchases to coincide with the availability of capital, either of which may cause significant fluctuations in our operating results for a particular quarter or year.

Due to these and other factors, period-to-period comparisons of our operating results may not be meaningful. You should not rely on our results for any one period as an indication of our future performance. In future periods, our operating results may fall below the expectations of public market analysts or investors. If this occurs, the market price of our common stock would likely decline.

Certain provisions in our charter documents and Washington law, as well as our shareholder rights plan, could discourage a change of control or make it difficult to change the composition of directors and management.

Provisions of our charter documents and Washington law, as well as our shareholders rights plan, may have the effect of delaying, deterring or preventing a change of control, even if this change would be beneficial to our shareholders. In addition, some of these provisions may make it difficult for shareholders to remover or replace our current directors and management in the event our shareholders believe this would be in the best interests of the company and our shareholders. Our articles of incorporation and bylaws:

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

In June 2007, our Board of Directors adopted a shareholder rights plan and declared a dividend distribution of one preferred share purchase right on each outstanding share of our common stock. In addition to helping to protect the utilization of our net operating tax loss carryforwards by deterring a potential buyer of our stock from accumulating an ownership position that could jeopardize our ability to utilize our net operarting tax loss carryforwards, the shareholder rights plan is also designed to ensure that our Board of Directors has adequate time to consider any proposed transaction involving Eden Bioscience and that all of our shareholders receive fair and equal treatment in the event of a proposed takeover of Eden Bioscience.

The rights will be exercisable only if a person or group acquires 5%, or in the case of any person or group that owned beneficially more than 5% of our outstanding common stock on June 1, 2007, 13% (or 18% in the case of SF Holding Corp., an existing investor that owned in excess of 16% of our outstanding common stock on June 1, 2007) or more of our outstanding common stock or launches or announces an intent to launch a tender or exchange offer that could result in the offeror becoming the beneficial owner of 5%, 13% or 18%, as the case may be, or more of our common stock. Each right will entitle shareholders to buy one one-hundredth of a share of a series of preferred stock called Series R Participating Cumulative Preferred Stock at an exercise price of $36.00.

If a person or group acquires 5%, 13% or 18%, as the case may be, or more of our outstanding common stock, each right will entitle its holder (other than the acquiring person or group) to purchase, at the right’s then-current exercise price, the number of shares of our common stock having a market value of twice the exercise price. In addition, if we are acquired in a merger or other business combination transaction after a person has acquired 5% or 13%, as the case may be, or more of our outstanding common stock, each right will entitle its holder to purchase, at the right’s then-current exercise price, a number of the acquiring company’s common shares having a market value of twice the exercise price.

Following the acquisition by a person or group of beneficial ownership of 5% or 13%, as the case may be, or more of our outstanding common stock and before the acquisition of 50% or more of this common stock, our Board of Directors may exchange all or part of the rights (other than rights owned by the acquiring person or group) for a consideration per right consisting of one-half of the common stock that would be issuable upon the exercise of one right. Alternatively, the rights are redeemable for one cent per right at the option of the Board of Directors, prior to the acquisition by a person or group of beneficial ownership of 5% or 13%, as the case may be, or more of our outstanding common stock.

The shareholder rights plan may make it more difficult for other persons or entities, without the approval of our Board of Directors, to make a tender offer or otherwise acquire substantial amounts of our common stock, or to launch other takeover attempts that a shareholder might consider to be in such shareholder’s best interests. The shareholder rights plan also may limit the price that certain investors might be willing to pay in the future for shares of our common stock.

Item 1B.    Unresolved Staff Comments.

None.

Item 2.    Properties.

As of December 31, 2007, we sublease approximately 2,000 square feet of office and warehouse space at a facility in Bothell, Washington, on a month-to-month basis. We believe this space is adequate for our current purposes.

Item 3.    Legal Proceedings.

We are subject to various claims and legal actions that arise in the ordinary course of business and believe that the ultimate liability, if any, with respect to these claims and legal actions will not have a material effect on our consolidated financial statements.

Item 4.    Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of our shareholders during the fourth quarter of 2007.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock has been listed on The Nasdaq Capital Market under the symbol “EDEN” since October 10, 2005. From our initial public offering on September 27, 2000 through October 9, 2005, our stock was listed on The Nasdaq Global Market (formerly The Nasdaq National Market) under the symbol “EDEN”. Prior to that time, there was no public market for our common stock.

On April 17, 2006, we amended our Restated Articles of Incorporation to reduce the number of authorized shares of common stock from 100,000,000 to 33,333,333 and to effect a 1-for-3 reverse stock split of our outstanding common stock. The reverse stock split was effective at 5:00 p.m., Pacific time, on April 18, 2006 and our common stock began trading as adjusted for the reverse stock split on April 19, 2006. As a result of the reverse stock split, each three outstanding shares of common stock were exchanged for one share of common stock, with cash issued for any fractional shares, and the total number of shares outstanding was reduced from approximately 24.4 million shares to approximately 8.1 million shares.

On February 21, 2008, we amended our Restated Articles of Incorporation, as amended, to reduce the number of authorized shares of common stock from 33,333,333 to 11,111,111 and to effect a 1-for-3 reverse stock split of our outstanding common stock. The reverse stock split was effective at 5:00 p.m., Pacific time, on February 22, 2008 and our common stock began trading as adjusted for the reverse stock split on February 25, 2008. As a result of the reverse stock split, each three outstanding shares of common stock were exchanged for one share of common stock, with cash issued for any fractional shares, and the total number of shares outstanding was reduced from approximately 8.1 million shares to approximately 2.7 million shares.

In connection with the February 2008 reverse stock split, each outstanding preferred share purchase right (a “Right”) pursuant to our Rights Agreement, dated June 1, 2007, with BNY Mellon Shareowner Services (as successor to Mellon Investor Services LLC), as rights agent, was also proportionately adjusted. Accordingly, on and after 5:00 p.m. Pacific time on February 22, 2008 (a) one Right shall be associated with each outstanding share of common stock, (b) the number of shares of Series R Participating Cumulative Preferred Stock (“Preferred Stock”) issuable upon exercise of a Right shall be one-thirty-third and one-third (1/33-1/3) of a share of Preferred Stock, (c) the purchase price with respect to each Right shall be $36.00 and (d) the redemption price with respect to each Right shall be $0.0075.

The following table sets forth, for the periods indicated, the high and low sales prices for our common stock as quoted on The Nasdaq Capital Market for each full quarterly period during 2006 and 2007. The sales prices set forth below have been retroactively adjusted to reflect both reverse splits discussed in the preceding paragraphs. The closing sales price of our common stock on The Nasdaq Capital Market was $1.12 on March 14, 2008.

	High	Low
First Quarter 2006	2.73	1.50
Second Quarter 2006	11.25	2.13
Third Quarter 2006	5.64	1.59
Fourth Quarter 2006	7.20	1.47

First Quarter 2007	3.45	1.50
Second Quarter 2007	4.05	2.43
Third Quarter 2007	3.90	2.25
Fourth Quarter 2007	4.35	1.65

Dividends

We have never paid any cash dividends on our common stock. We currently intend to retain any future earnings to fund our Home and Garden Business while we explore whether there may be opportunities to realize potential value from our remaining business assets, primarily our tax loss carryforwards. Therefore, we do not anticipate paying any cash dividends in the foreseeable future.

Holders

As of March 14, 2008, there were approximately 77 shareholders of record of our common stock. This figure does not include the number of shareholders whose shares are held of record by a broker or clearing agency, but includes such a brokerage house or clearing agency as one holder of record.

Use of Proceeds

On September 26, 2000, the SEC declared effective our Registration Statement on Form S-1, as amended (Registration No. 333-41028), as filed with the SEC in connection with our initial public offering. Our net proceeds, after accounting for $7.0 million in underwriting discounts and commissions and approximately $1.6 million in other expenses of the offering, were $91.5 million. At December 31, 2007, we had used approximately $18.6 million of the net offering proceeds to expand and enhance our former manufacturing and research and development and administration facilities, and approximately $67.2 million for working capital and general corporate purposes. The remaining portion of the net offering proceeds has been invested in cash equivalent instruments. Our use of the proceeds from the offering does not represent a material change in the use of proceeds described in the prospectus included as part of the Registration Statement.

Stock Price Performance Graph

Set forth below is a line graph comparing the cumulative return to the shareholders of our common stock with the cumulative return of (a) The Nasdaq Composite Index and (b) the Nasdaq Biotechnology Index, resulting from an initial assumed investment of $100 in each and assuming the reinvestment of any dividends, for the period commencing December 31, 2002 and ending on December 31, 2007. The performance graph has been to reflect the reverse stock splits of our common stock that occurred in April 2006 and February 2008. The stock price performance shown in this graph is not necessarily indicative of future stock price performance.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN
Among Eden Bioscience Corporation, The NASDAQ Composite Index
And The NASDAQ Biotechnology Index

	Cumulative Total Return
Year Ended	Eden Bioscience	The Nasdaq Composite Index	Nasdaq Biotechnology Index
12/31/02	$100.00	$100.00	$100.00
12/31/03	99.96	149.66	146.39
12/31/04	68.53	164.53	163.20
12/31/05	40.56	168.45	184.87
12/31/06	13.29	187.69	182.56
12/31/07	13.75	204.59	184.28

Item 6.    Selected Financial Data.

The following selected financial data and other operating information are derived from our consolidated financial statements. When you read this selected financial data, it is important that you also read the historical consolidated financial statements and related notes included in this report, as well as Item 7 of this Annual Report entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Historical results are not necessarily indicative of future results. Unless otherwise indicated, we have retroactively adjusted all common stock-related amounts in this report to reflect its one-for-three reverse stock split effective February 22, 2008 and April 18, 2006.

	Year Ended December 31,
	2007	2006	2005	2004	2003
	(in thousands, except per share data)
Statements of Operations Data:
Revenues:
Product sales, net of sales allowances	$351	$3,790	$3,764	$1,040	$1,772
Operating expenses:
Cost of goods sold	178	2,195	2,480	2,023	2,190
Research and development	137	1,318	3,221	3,505	4,781
Selling, general and administrative	1,468	4,763	5,391	4,418	5,755
Loss on impairment of equipment and leasehold improvements	—	4,902	1,650	—	—
Loss on write-down of inventory	—	452	—	—	—
Lease termination loss	—	—	2,261	—	—
(Gain) loss on sale of property and equipment	—	(44)	(86)	—	106
Loss on facility subleases	—	—	—	202	366
Total operating expenses	1,783	13,586	14,917	10,148	13,198
Loss from operations	(1,432)	(9,796)	(11,153)	(9,108)	(11,426)
Other income (expense):
Gain on sale of investment	—	100	—	—	—
Gain on sale of Harpin Protein Technology	114	—	—	—	—
Interest income	317	251	295	224	290
Interest expense	—	—	—	(2)	(9)
Total other income	431	351	295	222	281
Cumulative effect of adoption of SFAS No. 143	—	—	—	—	(64)
Net loss	$(1,001)	$(9,445)	$(10,858)	$(8,886)	$(11,209)
Basic and diluted net loss per share (1)	$(0.37)	$(3.48)	$(4.01)	$(3.28)	$(4.16)
Weighted average shares outstanding used in computation of basic and diluted net loss per share (1)	2,717	2,715	2,710	2,708	2,693

	December 31,
	2007	2006	2005	2004	2003
	(in thousands)
Balance Sheet Data:
Cash and cash equivalents	$5,668	$4,185	$6,826	$11,860	$19,823
Working capital	5,516	6,138	7,842	13,970	20,582
Total assets	5,898	7,973	17,497	31,336	40,703
Accumulated deficit	(127,254)	(126,253)	(116,808)	(105,950)	(97,064)
Total shareholders’ equity	5,635	6,709	15,757	26,609	35,435

(1)	See Note 1 of Notes to Consolidated Financial Statements for information concerning the calculation of basic and diluted net loss per share.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Unless otherwise indicated, we have retroactively adjusted all common stock-related amounts in this report to reflect our one-for-three reverse stock split effective April 18, 2006 and an additional one-for-three reverse stock split effective February 22, 2008.

Overview

We have incurred significant operating losses since our inception in 1994. At December 31, 2007, we had an accumulated deficit of $127.3 million. We incurred net losses of $1.0 million in 2007, $9.4 million in 2006, and $10.9 million in 2005. On February 28, 2007, we sold our proprietary harpin protein-based technology and substantially all of our assets used in our worldwide agricultural and horticultural markets to PHC for $2.2 million and assumption of certain liabilities by PHC, including all of our obligations under our office and manufacturing facility lease, under the license agreement with Cornell Research Foundation (“CRF”) and under our change in control agreement with Dr. Zhongmin Wei. We believe that this sale will enable us to reduce our future operating losses and liabilities, generate cash for our Home and Garden Business and preserve the potential future value of our remaining business assets, primarily our tax loss carryforwards. As described in more detail below, we retained the right to our cash, accounts receivable and assets relating to our Home and Garden Business. As part of the closing, we entered into a license and supply agreement with PHC, pursuant to which PHC granted us an exclusive worldwide right and license to sell harpin protein-based products for the protection of plants and seed and the promotion of overall plant health in the Home and Garden Market and a royalty free, exclusive worldwide license to use the Messenger, MightyPlant and Harp-N-Tek trademarks in connection with the sale of our Home and Garden Products. Under the license and supply agreement, PHC will supply us harpin proteins and harpin-protein based products for our Home and Garden Business. We retained all liabilities associated with the Home and Garden Business and all liabilities associated with the Harpin Protein Technology that occurred or existed prior to February 28, 2007 that were not specifically assumed by PHC.

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

Sale of Harpin Protein Technology to Plant Health Care

On February 28, 2007, under the terms of the Asset Purchase Agreement, we sold our Harpin Protein Technology to PHC for $1,396,824 in cash, net of transaction costs incurred after January 1, 2007 totaling $103,176, a promissory note in the principal amount of $700,751 payable on December 31, 2007 and the assumption by PHC of certain of the liabilities relating to or arising out of our Harpin Protein Technology totaling $520,613. The promissory note had an interest rate of 5% per annum and was paid in full on December 31, 2007. Harpin Protein Technology includes substantially all of our assets used in the creation of plant health technology incorporating harpin proteins and the manufacture of biopesticide, plant health and nutrient products utilizing the Harpin Protein Technology. These assets include all intellectual property, contracts (including our license agreement with the CRF and our office and manufacturing facility lease), equipment and inventory related to our worldwide agricultural and horticultural markets.

As a result of the sale of our Harpin Protein Technology to PHC, we believe that the discussion below regarding our results of operations for each of the two years ended December 31, 2005 and 2006, except as it relates to our Home and Garden Business, is not indicative of or relevant to an understanding of our future financial results and operations. With respect to our financial condition and results of operations in 2007, the sale of our Harpin Protein Technology had the following effects:

•	Net product sales to the agricultural and horticultural markets decreased to $90,440 in 2007 from $3,405,443 in 2006.

•	Cost of goods sold decreased significantly as a result of the decrease in product sales and the elimination of idle capacity charges after February 28, 2007.

•	Research and development expenses decreased to $136,442 in 2007 from $1,318,337 in 2006.

•	Selling, general and administrative expenses decreased significantly in 2007 compared to 2006.

•	Cash and cash equivalents increased by $1,500,000 on February 28, 2007. This increase was offset by the payment of transaction costs totaling $103,176 incurred and recorded in the first three months of 2007 (approximately $320,000 of transaction costs were incurred and recorded in selling, general and administrative expense in 2006). Cash and cash equivalents also increased and other long-term assets decreased by $287,879 for the release of restricted cash and return of deposit by the facility lease landlord. On June 6, 2007, cash and cash equivalents increased and note receivable decreased by $506,250 as a result of collecting a portion of the note receivable from PHC. On December 31, 2007, cash and cash equivalents increased and note receivable decreased by $223,875 as a result of collecting the remaining portion of the note receivable and interest from PHC.

•	Current inventory decreased by $1,895,978 for inventory sold to PHC. We also sold $261,820 of finished goods to PHC under our Independent Distribution Agreement with PHC. The remaining inventory consists of raw materials and finished goods used for our Home and Garden Business.

•	Other current assets decreased by $63,750 for equipment classified as held for sale and sold to PHC.

•	Property and equipment decreased by $647,962 for assets sold to PHC.

•	Current accrued liabilities decreased by $59,625 due to PHC’s assumption of these liabilities.

•	Other long-term liabilities decreased to zero due to PHC’s assumption of our office and manufacturing facility lease liabilities recorded for rent expense in excess of rent payments totaling $73,131 and asset retirement obligation of $287,857 and our $100,000 liability to CRF.

•	As of February 28, 2007, the cumulative translation adjustment related to our European subsidiary totaling $103,470 was reclassified from accumulated other comprehensive income and reported as part of the gain on sale of Harpin Protein Technology as this subsidiary was substantially liquidated as a result of the sale to PHC.

The sale of Harpin Protein Technology to PHC resulted in a gain calculated as follows:

Cash portion of purchase price	$1,500,000
Promissory note portion of purchase price	700,751
Less transaction costs incurred after January 1, 2007	(103,176)
Assets sold to PHC:
Inventory	(1,895,978)
Equipment held for sale	(63,750)
Property and equipment held and used	(647,962)
Liabilities assumed by PHC:
Accrued liabilities	59,625
Other long-term liabilities	460,988
Recognition of cumulative translation adjustment	103,470
Gain on sale of assets to PHC	$113,968

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

	Year Ended December 31,
	2007	2006	2005
United States	$302,715	$3,789,664	$3,134,058
Spain	47,432	140,224	888,178
Other regions	—	199,038	194,941
Product sales	$350,147	$4,128,926	$4,217,177

As a result of the sale of our Harpin Protein Technology to PHC in February 2007, we have ceased selling products to customers in the agricultural and horticultural markets and our gross product sales revenue from distributors in these markets were $90,440 in 2007, a decrease of $3,315,003 from

$3,405,443 in 2006. Gross product sales revenues were $4,128,926 in 2006, which decreased $88,251 from $4,217,177 in 2005. The decrease in 2006 is a result primarily of a significant decline in sales of Messenger STS in Spain offset by an increase in sales of ProAct in the United States. We believe the cause of lower sales in Spain is the higher than expected levels of product in the distribution channel. Sales of new products produced over 50% of total gross revenue in 2005. Sales in 2006 were made to 39 distributors, three of which accounted for an aggregate of 42% of net product sales. Sales in 2005 were made to 53 distributors, five of which accounted for an aggregate of 59% of net product sales.

We sell our Home and Garden Products to distributors, retailers and directly to consumers over the internet. Sales to consumers in the Home and Garden Market in the United States totaled $260,371 (74% of gross product sales) in 2007, $384,841 (9% of gross product sales) in 2006 and $390,766 (9% of gross product sales) in 2005. We believe the decrease in 2007 sales volume compared to 2006 was due to lower spending on personnel, marketing and advertising, higher levels of product inventory in the distribution channel and poor weather conditions in the first half of 2007. Our only two full-time employees in home and garden sales and marketing resigned effective on July 20, 2007 and August 14, 2007. Although we intend to continue to operate our home and garden business with our remaining one full-time and two part-time employees, we do not currently intend to fill these positions at this time and do not intend to significantly increase our investment toward the development of this business. We expect this to negatively impact our sales during 2008.

In February 2004, we received approval to sell Messenger in Spain. We initiated marketing activities in March 2004, but the approval was not received in time to meet initial sales activity. In order to ensure that an adequate supply of Messenger was quickly disbursed in the new distribution channel and to limit the amount of working capital required by our new distributors at this early stage of introduction, we granted flexible and/or extended payment terms to distributors in this new market. Because of this combination of factors, revenues from product deliveries to certain distributors were deferred and are recognized as payment is received. We recognized net revenue of $47,432 in 2007, $122,000 in 2006 and $794,000 in 2005 from product deliveries when payment was received. Gross revenues of approximately $54,000 was deferred at December 31, 2007 and will be recognized if payment is received.

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

Sales Allowances

Product sales revenues are reported net of applicable sales allowances, as follows:

	Year Ended December 31,
	2007	2006	2005
Gross product sales	$350,147	$4,128,926	$4,217,177
Sales allowances	—	(507,932)	(544,933)
Elimination of previously recorded sales allowance liabilities	664	169,290	91,371
Product sales, net of sales allowances	$350,811	$3,790,284	$3,763,615

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

Sales allowances for 2007 were zero due to the sale of our Harpin Protein Technology to PHC. Sales allowances related to 2006 sales totaled $507,932, a decrease of $37,001 (7%) from $544,933 in 2005. Sales allowances as a percentage of gross product sales revenue were 12% in 2006 and 13% in 2005. Sales allowances also included the reductions by $664 in 2007, $169,290 in 2006 and $91,371 in 2005 of sales allowance liabilities recognized in prior periods that were not paid because actual amounts earned by distributors were less than amounts previously estimated. As a result of the sale of our Harpin Protein Technology to PHC, we expect sales allowances to be less than 1% of sales in 2008.

Cost of Goods Sold

Cost of goods sold includes the cost of products sold, idle capacity charges, royalty expense, shipping and handling and other costs necessary to deliver products to customers, and the cost of products used for promotional purposes. Cost of goods sold was $177,935 in 2007, a decrease of $2,017,042 (92%) from $2,194,977 in 2006, which decreased $284,988 (11%) from $2,479,965 in 2005. The decrease in 2007 compared to 2006 was primarily due to lower sales volumes in our Home and Garden Business and lower sales volumes, idle capacity charges, royalty expense, shipping and handling costs and products used for promotional purposes as a result of the sale of Harpin Protein Technology to PHC. Royalty expenses and idle capacity charges ceased as of February 28, 2007. The decrease in 2006 compared to 2005 is a result of less product waste from manufacturing activities, lower idle capacity charges and fewer products used for promotions.

Research and Development Expenses

Research and development expenses consist primarily of personnel, field trial, laboratory, regulatory, patent and facility expenses. Research and development expenses totaled $136,442 in 2007, a decrease of $1,181,895 (90%) from $1,318,337 in 2006, which decreased $1,902,701 (59%) from $3,221,038 in 2005. The decrease in 2007 compared to 2006 was primarily due to the sale of our Harpin Protein Technology to PHC. The decrease in 2006 compared to 2005 was primarily a result of lower personnel, facility, depreciation and field trial costs. As a result of the sale of our Harpin Protein Technology to PHC, we do not expect to incur any research and development expenses in 2008.

Selling, General and Administrative Expenses

Selling, general and administrative expenses consist of personnel and related expenses for sales and marketing, executive and administrative personnel; advertising, marketing and professional fees; and other corporate expenses. Selling, general and administrative expenses totaled $1,468,400 in 2007, a decrease of $3,294,792 (69%) from $4,763,192 in 2006, which decreased $627,902 (12%) from $5,391,094 in 2005. The decrease in 2007 compared to 2006 resulted primarily from reductions in personnel, advertising and marketing expenses, facility costs and the sale of Harpin Protein Technology to PHC and was partially offset by supplemental payment compensation to Bradley S. Powell, our President and Chief Financial Officer, totaling $355,188 and a $100,000 payment made to Stephens Inc. to act as our exclusive financial advisor in connection with our efforts to effect one or more business combinations. The decrease in 2006 compared to 2005 resulted primarily from reductions in personnel, advertising and marketing expenses and facility costs, offset by an increase in legal fees associated with sale of our Harpin Protein Technology to PHC totaling approximately $320,000.

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

Effective January 1, 2006, we adopted the fair value recognition provisions of Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (“SFAS 123R”), using the modified-prospective transition method. Under this transition method, stock-based compensation expense was recognized in the consolidated financial statements for granted stock options. Compensation expense recognized included stock options granted subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS 123R, and the portion vesting in the period for options granted prior to, but not vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123. As of December 31, 2007, total unrecognized stock-based compensation expense related to nonvested stock options was $5,025 and we expected to recognize this amount in 2008. Total stock-based compensation expense recognized in the consolidated statement of operations for the year ended December 31, 2007 and 2006 was $19,015 and $242,164, respectively. Prior to the January 1, 2006 adoption of SFAS 123R, we accounted for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. Accordingly, because the stock option exercise price equaled the market price on the date of grant, no compensation expense was recognized for stock-based compensation. Results for prior periods have not been restated, as provided for under the modified-prospective method.

We estimate the fair value of stock options granted using the Black-Scholes-Merton option-pricing formula and a single option award approach. This fair value is then amortized on a straight-line basis over the requisite service periods of the awards, which is generally the vesting period. Options generally become exercisable over a three or four-year period and, if not exercised or earlier terminated, expire ten years after the grant date. The majority of our employees participate in our stock option program. This option-pricing model requires the input of highly subjective assumptions, including the option’s expected term and the price volatility of our stock. For the year ended December 31, 2006, the expected term of each award granted was calculated using the “simplified method” in accordance with Staff Accounting Bulletin No. 107. No stock options were granted in 2007. Prior to January 1, 2006, the expected term of the options represents the estimated period of time until exercise and is based on historical experience of similar awards, giving consideration to the contractual terms, vesting schedules and expectations of future employee behavior. Expected stock price volatility is based on historical volatility of our stock.

Loss on impairment of equipment and leasehold improvements

We periodically review the carrying values of our property and equipment to determine whether such assets have been impaired. An impairment loss must be recorded pursuant to SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, when the undiscounted net cash flows expected to be realized from the use of such assets are less than their carrying value. The determination of expected undiscounted net cash flows requires us to make many estimates, projections and assumptions, including the lives of the assets, future sales and expense levels, additional capital investments or expenditures necessary to maintain the assets, industry market trends and general and industry economic conditions. Our property and equipment consisted primarily of assets used to manufacture and sell our products and assets used in our research and administration. For the purpose of assessing asset impairment, we grouped all of these assets together in one asset group because our administration and research supported our manufacturing and sales activities and do not have a separate identifiable cash flow.

In the first half of 2006, we continued to incur losses from operations and actual sales, and growth rates for the first half of 2006 were significantly lower than expected. In reviewing our assets for impairment in connection with the preparation of our financial statements for the quarter ended June 30, 2006, we compared the carrying value of such assets to updated undiscounted cash flows expected from the use of this asset group. As a result of continuing operating losses and lower sales and growth rates in the first half of 2006 compared to forecasts, the carrying value of the group of assets exceeded undiscounted cash flows expected from the use of this asset group. Consequently, we concluded on July 31, 2006, that a charge for impairment to our equipment and leasehold improvements was required and a $4,901,955 impairment loss was recognized at June 30, 2006. We estimated the fair value of equipment using an orderly liquidation method and leasehold improvements were estimated to have zero fair value. The impairment charge did not result in future cash expenditures.

In December 2005, we completed an efficiency analysis of our manufacturing processes, including an assessment of all manufacturing equipment and its usefulness in future manufacturing operations. As a result of this analysis, we recorded a loss of $1,649,902 on equipment that we determined would not be used in future manufacturing operations and would be sold or disposed. The lower of carrying value or estimated fair value less estimated costs to sell of the equipment to be sold totaled $64,000 at December 31, 2006, and is included in other current assets on the balance sheet.

Loss on write-down of inventory

In reviewing the impact of the sale of our Harpin Technology for potential asset impairments, we compared the carrying value at December 31, 2006 of assets sold to consideration received from PHC and recorded liabilities assumed by PHC on February 28, 2007. Based on this review, the carrying value of inventory sold to PHC exceeded the consideration received from PHC and recorded liabilities assumed by PHC and we recorded a $452,347 write-down of inventory as of December 31, 2006.

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

The lease termination resulted in a loss totaling $2,260,538. The lease termination loss is comprised of a termination fee totaling $1,500,000, consisting of $250,000 cash and the forfeiture of a $1,250,000 security deposit; other costs, and an asset impairment loss on leasehold improvements and equipment at the leased facility totaling approximately $3,480,883, offset by the write-off of liabilities recorded for accrued losses on facility subleases and rent expense in excess of rent payments totaling approximately $2,724,124.

Gain on Property and Equipment

Gain on sale of property and equipment represents the amount of sales proceeds over the recorded value of property and equipment at the time of sale.

Gain on sale of investment

In the first quarter of 2006, we sold a minority stock investment for $100,000 that resulted in a gain of $99,844.

Interest Income

Interest income consists primarily of earnings on our cash and cash equivalents and note receivable from PHC. Interest income totaled $316,895 in 2007, an increase of $65,613 (26%) from $251,282 in 2006, which decreased $43,470 (15%) from $294,752 in 2005. The increase in 2007 over 2006 was primarily due to higher average cash balances available for investment as a result of proceeds from the sale of our Harpin Protein Technology to PHC in 2007 and interest income on the promissory note from PHC. The decrease in

2006 compared to 2005 was due to significantly lower average cash balances available for investment offset by slightly higher interest rates in 2006.

Income Taxes

We have generated a net loss from operations for each period since we began doing business. As of December 31, 2007, we had accumulated approximately $119.2 million of net operating loss carryforwards for U.S. Federal income tax purposes, which expire between 2009 and 2027, and net operating loss carryforwards in 18 U.S. States that range between $12.5 million to $2,000 per state and expire between 2008 and 2027. Our total U.S. general business credit carryforwards were approximately $1.4 million and expire between 2013 and 2026. We have also accumulated approximately $1.4 million of net operating loss carryforwards in Mexico that expire between 2011 and 2017 and approximately $3.7 million in France, of which $800,000 expires in 2008 and $2.9 million does not expire. We have provided a valuation allowance against our net deferred tax assets because of the significant uncertainty surrounding our ability to realize value on such assets.

Our business strategy is to use any revenue generated by our Home and Garden Business to support our continued operations while we explore whether there may be opportunities to realize potential value from our remaining business assets, primarily our tax loss carryforwards. The strategy is extremely speculative and subject to a large number of risks and uncertainties including those set forth under the heading “Risk Factors” and elsewhere in this Annual Report. We have conducted limited analysis of our ability to utilize our tax loss carryforwards and have drawn no final conclusions about the viability of this strategy. In order to confirm whether there are opportunities to realize potential value from our tax loss carryforwards, we engaged legal and investment banking professionals during 2007 to validate the underlying assumptions related to our tax loss carryforwards and analyze and provide advice on the options that may be available to preserve and maximize the potential use of our tax loss carryforwards, as well as on potential limitations and risks of such utilization strategy. During the third quarter of 2007, we completed an analysis of past changes in our ownership. We believe that Eden Bioscience has experienced ownership changes (as defined under Section 382 of the IRS Code) on March 20, 1996 and October 2, 2000 and, absent any other ownership changes in the future, there are no significant limitations on our future ability to use U.S. tax loss carryforwards generated prior to those dates. In September 2007, we engaged Stephens Inc. to act as our exclusive financial advisor in connection with our efforts to effect one or more business combinations. This will continue to be an expensive and time consuming process, and we may not generate sufficient revenue from our Home and Garden Business or otherwise attract sufficient capital to support the process for its duration.

If we were to undergo an ownership change as defined in Section 382 of the Code, our net tax loss and general business credit carryforwards generated prior to the ownership change would be subject to annual limitations, which could reduce, eliminate, or defer the utilization of these losses. Based upon an analysis completed during the third quarter of 2007 of past changes in our ownership, we believe we have experienced ownership changes (as defined under Section 382) on March 20, 1996 and October 2, 2000 and absent any other ownership changes in the future, there are no significant limitations on our future ability to use tax loss carryforwards generated prior to those dates. We do not believe that the sale to PHC resulted in another ownership change that would further limit our future ability to use tax loss carryforwards generated after October 2000 because it was a sale of assets. However, the IRS or some other taxing authority may disagree with our position and contend that we have already experienced other such ownership changes or that the sale of assets resulted in an ownership change. In such case, our ability to use our tax loss carryforwards to offset future taxable income would be severely limited. If the sale of assets to PHC results in an ownership change as defined in Section 382 of the Code, our tax loss carryforwards available to offset future taxable income could be severely limited and the tax loss carryforwards may expire as a result of the limitation. If an ownership change does not occur as a result of the sale to PHC, there is still the potential for an ownership change to occur under Section 382 as a result of future changes in stock ownership. Net operating loss carryforwards may expire if we do not generate sufficient income to utilize the losses before their normal expiration.

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

Liquidity and Capital Resources

Our operating expenditures have been significant since our inception. We currently anticipate that our operating expenses in 2008, although less than our operating expenses in 2007, will significantly exceed net Home and Garden Product sales and that net losses and working capital requirements will consume a material amount of our cash resources in 2008. As described above, our future capital requirements will depend on the success of our Home and Garden Business and our ability to successfully implement our strategy of realizing potential value from our remaining business assets, primarily our tax loss carryforwards. We have no current intention to make substantial investments to grow our Home and Garden Business. We believe that the balance of our cash and cash equivalents at December 31, 2007 will be sufficient to meet our anticipated cash needs for net losses, working capital and capital expenditures for more than the next 12 months, although there can be no assurance in this regard.

At December 31, 2007, our cash and cash equivalents totaled $5,668,239, an increase of $1,483,014 from the balance of $4,185,225 at December 31, 2006. In the first quarter of 2007, we received $1,396,824 in net proceeds (after transaction costs incurred after January 1, 2007) from the sale of the Harpin Protein Technology to PHC and on June 6, 2007 we collected $506,250 from PHC as a partial payment of the promissory note. We collected the remaining principal balance of $194,501 on December 31, 2007. Prior to

October 2000, we financed our operations primarily through the private sale of our equity securities, resulting in net proceeds of $36.5 million through September 30, 2000. In October 2000, we received approximately $91.5 million in net proceeds from the initial public offering of 741,111 shares of our common stock. To a lesser extent, we have financed our equipment acquisitions through lease financings. We plan to finance our operations in 2008 using existing cash and cash equivalents. As discussed in detail above and in the section entitled “Risk Factors — Risks Related to Our Business Plan to Utilize Tax Loss Carryforwards,” our business strategy of exploring whether there may be opportunities to utilize our remaining business assets, including our tax loss carryforwards, will, due to the importance of avoiding a future ownership change under the tax laws, limit us in our ability to issue additional stock to provide capital for our business.

The sale of our Harpin Protein Technology had the following effects on our cash used in operations and cash resources in 2007:

•	Cash and cash equivalents increased by $1,500,000 on February 28, 2007. This increase was offset by the payment of transaction costs totaling $103,176 incurred and recorded in the first three months of 2007 (approximately $320,000 was incurred and recorded in selling, general and administrative expense in 2006). Cash and cash equivalents also increased and other long-term assets decreased by $287,879 for the release of restricted cash and return of deposit by the facility lease landlord. On June 6, 2007, cash and cash equivalents increased and note receivable decreased by $506,250 as a result of collecting a portion of the note receivable from PHC. The remaining principal balance of $194,501 was collected on December 31, 2007.

•	Current inventory decreased by $1,895,978 for inventory sold to PHC. We also sold $261,820 of finished goods to PHC under our Independent Distribution Agreement with PHC. The remaining inventory consists primarily of raw materials and finished goods used for our Home and Garden Business.

•	Other current assets decreased by $63,750 for equipment classified as held for sale and sold to PHC.

•	Property and equipment decreased by $647,962 for assets sold to PHC.

•	Current accrued liabilities decreased by $59,625 due to PHC’s assumption of these liabilities.

•	Other long-term liabilities decreased to zero at February 28, 2007 due to PHC’s assumption of our office and manufacturing facility lease liabilities recorded for rent expense in excess of rent payments totaling $73,131 and asset retirement obligation of $287,857 and our $100,000 liability to CRF.

•	Product sales, cost of goods sold, research and development and selling, general and administrative expenses decreased significantly in 2007 compared to 2006.

Additionally, future minimum lease payments under the non-cancelable office and manufacturing facility lease totaling $184,970 in 2007, $229,424 in 2008 and $238,366 in 2009 were assumed by PHC as of February 28, 2007. We currently have no contractual obligations associated with capital and operating lease obligations.

Net cash used in operations totaled $638,158 in 2007, a decrease of $2,639,904 (81%) from $3,278,062 in 2006, which decreased $1,910,496 (37%) from $5,188,558 in 2005. Net cash used in operations of $3,278,062 in 2006 resulted primarily from net loss of $9,445,185, which includes loss on impairment of equipment, leasehold improvements and inventory, depreciation and amortization, deferred rent payable, gain on property and equipment, gain on sale of investment and stock compensation expense totaling $5,909,407, and fluctuations in various asset and liability balances totaling $257,716. Net cash used in operations of $5,188,558 in 2005 resulted primarily from net loss of $10,857,865, which includes depreciation and amortization, loss on termination of lease and loss on property and equipment totaling $5,584,274, and fluctuations in various asset and liability balances totaling $85,033. We expect that cash used in operations in 2008 will continue to be significant.

Net cash provided by investing activities totaled $2,147,575 in 2007 as a result of proceeds from the sale of our Harpin Protein Technology and equipment. Net cash provided by investing activities totaled $414,989 in 2006 and $207,761 in 2005 and resulted primarily from proceeds from the sale of equipment, and in 2006, the sale of an investment.

Net cash provided by financing activities in 2006 totaled $21,000 and represents proceeds from the exercise of stock options. Net cash used in financing activities totaled $1,572 in 2005 as a result of paying down the principal on capital leases, offset by proceeds from the issuance of common stock under our employee stock purchase plan.

Historically, we conducted our operations in three primary functional currencies: the U.S. dollar, the euro and, until December 31, 2004, the Mexican peso. Historically, neither fluctuations in foreign exchange rates nor changes in foreign economic conditions have had a significant impact on our financial condition or results of operations. We currently do not hedge our foreign currency exposures and are, therefore, subject to the risk of exchange rates. We may invoice our international customers in U.S. dollars or euros, as the case may be. We are exposed to foreign exchange rate fluctuations as the financial results of foreign subsidiaries are translated into U.S. dollars in consolidation. As of February 28, 2007, the cumulative translation adjustment related to our European subsidiary totaling $103,470 was reclassified from accumulated other comprehensive income and reported as part of the gain on sale of Harpin Protein Technology as this subsidiary was substantially liquidated as a result of the sale to PHC. Foreign exchange rate fluctuations did not have a material impact on our financial results in 2007, 2006 or 2005.

Employment Agreement

On July 25, 2007, we entered into an employment agreement with Bradley S. Powell, our President and Chief Financial Officer to help ensure the retention of his services during the critical period following the sale of our Harpin Protein Technology. Under the terms of the employment agreement, we agreed to pay Mr. Powell an annual base salary initially set at $205,000, and a lump sum amount payable upon execution of the employment agreement equal to the retroactive application of his annual base salary to December 15, 2006, the date on which he became our President. Mr. Powell will be paid a cash bonus equal to one times his annual base salary upon completion of an acquisition, merger or consolidation to which the Company is a party. Mr. Powell is also entitled to participate, subject to and in accordance with applicable eligibility requirements, in fringe benefit programs provided to our other employees. The employment agreement includes noncompetition and nonsolicitation provisions that apply to Mr. Powell during his employment and for a period of 18 months thereafter, and includes customary nondisclosure and inventions assignment provisions.

The employment agreement extinguished Mr. Powell’s change-in-control agreement, dated August 16, 2000, and severance agreement, dated January 28, 2002, in exchange for supplemental payments totaling $356,145. The supplemental payments were paid in installments as follows: one-half on July 25, 2007; one-quarter on September 30, 2007; and one-quarter on January 15, 2008. The Compensation Committee approved the employment agreement, including the supplemental payments, for purposes of retention and in order to resolve any uncertainty as to the timing and amount of payments to which Mr. Powell was or could be entitled under the change-in-control agreement.

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

We continued to incur losses from operations and actual sales and growth rates for the first half of 2006 were significantly lower than expected. In reviewing for impairment in connection with the preparation of our financial statements for the quarter ended June 30, 2006, we compared the carrying value of such assets to updated undiscounted cash flows expected from the use of the asset group. As a result of continuing operating losses and lower sales and growth rates in the first half of 2006 compared to forecasts, the carrying value of the group of assets exceeded undiscounted cash flows expected from the use of this asset group. Consequently, we concluded on July 31, 2006 that a charge for impairment to our equipment and leasehold improvements was required and a $4,901,955 impairment loss was recognized at June 30, 2006. We estimated the fair value of equipment using an orderly liquidation method and leasehold improvements were estimated to have zero fair value.

In December 2005, we completed an efficiency analysis of our manufacturing processes, including an assessment of all manufacturing equipment and its usefulness in future manufacturing operations. As a result of this analysis, we recorded a loss of $1,649,902 on equipment that we determined would not be used in future manufacturing operations and would be sold or disposed. The lower of carrying value or estimated fair value less estimated costs to sell equipment to be sold totaled $64,000 at December 31, 2006 and was included in other current assets on the balance sheet.

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

Recent Accounting Pronouncements

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS No. 157 is effective for the Company beginning with fiscal year 2008. The impact of adopting SFAS No. 157 is not expected to be significant to the consolidated financial statements.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115 (“SFAS No. 159”), which permits companies to choose to measure many financial instruments and certain other items at fair value. SFAS 159 is effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The impact of adopting SFAS No. 159 is not expected to be significant to the consolidated financial statements.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

We do not currently hold any derivative instruments and we do not engage in hedging activities. Also, we do not have any outstanding variable interest rate debt and currently do not enter into any material transactions denominated in foreign currency. Because of the relatively short-term average maturity of our investment funds, such investments are sensitive to interest rate movements. Therefore, our future interest income may be adversely impacted by changes in interest rates. We believe that the market risk arising from our cash equivalents is not material.

Item 8.	Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Eden Bioscience Corporation
Bothell, Washington

We have audited the accompanying consolidated balance sheet of Eden Bioscience Corporation and Subsidiaries as of December 31, 2007, and the related consolidated statements of operations, shareholders’ equity and comprehensive loss, and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company has determined that it is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Eden Bioscience Corporation and Subsidiaries as of December 31, 2007, and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States.

/S/ PETERSON SULLIVAN PLLC

March 15, 2008
Seattle, Washington

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders
Eden Bioscience Corporation:

We have audited the accompanying consolidated balance sheets of Eden Bioscience Corporation and subsidiaries as of December 31, 2006, and the related consolidated statements of operations, shareholders’ equity and comprehensive loss, and cash flows for each of the years in the two-year period ended December 31, 2006. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Eden Bioscience Corporation and subsidiaries as of December 31, 2006, and the results of their operations and their cash flows for each of the years in the two-year period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles.

As discussed in note 1 to the consolidated financial statements, Eden Bioscience Corporation and subsidiaries adopted the provisions of Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment, effective January 1, 2006.

As discussed in note 14 to the consolidated financial statements, the Company disclosed that on February 22, 2008, the Company amended its Restated Articles of Incorporation to reduce the number of authorized shares of Company common stock from 33,333,333 to 11,111,111 and to affect a 1-3 reverse stock split of the Company’s common stock. To reflect this reverse stock split, the Company has retroactively adjusted share information previously reported in the consolidated financial statements and notes thereto. We have not audited the amendment to the Company’s Restated Articles of Incorporation nor the 1-3 reverse stock split. The auditing procedures we performed relate only to the pre-split amounts presented in note 14 to the consolidated financial statements.

/s/ KPMG LLP

Seattle, Washington
March 28, 2007

EDEN BIOSCIENCE CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,
	2007	2006
ASSETS
Current assets:
Cash and cash equivalents	$5,668,239	$4,185,225
Accounts receivable	—	186,175
Inventory, current	41,749	2,284,300
Prepaid expenses and other current assets	68,537	289,892
Total current assets	5,778,525	6,945,592
Inventory, non-current	60,035	41,758
Property and equipment	99	698,061
Other assets	59,027	287,879
Total assets	$5,897,686	$7,973,290

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$29,979	$279,224
Accrued liabilities	232,631	528,284
Total current liabilities	262,610	807,508
Other long-term liabilities	—	456,722
Total liabilities	262,610	1,264,230

Commitments and contingencies

Shareholders’ equity:
Preferred stock, $.01 par value, 10,000,000 shares authorized; no shares issued and outstanding at December 31, 2007 and 2006	—	—
Common stock, $.0025 par value, 11,111,111 shares authorized; issued and outstanding shares — 2,716,518 shares at December 31, 2007 and 2006	6,791	6,791
Additional paid-in capital	132,882,325	132,863,310
Accumulated other comprehensive income	—	91,896
Accumulated deficit	(127,254,040)	(126,252,937)
Total shareholders’ equity	5,635,076	6,709,060
Total liabilities and shareholders’ equity	$5,897,686	$7,973,290

The accompanying notes are an integral part of these consolidated financial statements.

EDEN BIOSCIENCE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2007	2006	2005
Product sales, net of sales allowances	$350,811	$3,790,284	$3,763,615
Operating expenses:
Cost of goods sold	177,935	2,194,977	2,479,965
Research and development	136,442	1,318,337	3,221,038
Selling, general and administrative	1,468,400	4,763,192	5,391,094
Loss on impairment of equipment and leasehold improvements	—	4,901,955	1,649,902
Loss on write-down of inventory	—	452,347	—
Lease termination loss	—	—	2,260,538
Gain on sale of property and equipment	—	(44,213)	(86,305)
Total operating expenses	1,782,777	13,586,595	14,916,232
Loss from operations	(1,431,966)	(9,796,311)	(11,152,617)

Other income:
Gain on sale of Harpin Protein Technology	113,968	—	—
Gain on sale of investment	—	99,844	—
Interest income	316,895	251,282	294,752
Total other income	430,863	351,126	294,752
Loss before income taxes	(1,001,103)	(9,445,185)	(10,857,865)
Income taxes	—	—	—
Net loss	$(1,001,103)	$(9,445,185)	$(10,857,865)

Basic and diluted net loss per share	$(0.37)	$(3.48)	$(4.01)
Weighted average shares outstanding used to compute net loss per share — basic and diluted	2,716,518	2,714,893	2,710,342

The accompanying notes are an integral part of these consolidated financial statements.

EDEN BIOSCIENCE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY AND COMPREHENSIVE LOSS

	Outstanding Shares Common Stock	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Shareholders’ Equity
Balance at December 31, 2004	2,709,075	$6,773	$132,590,164	$(37,675)	$(105,949,887)	$26,609,375
Comprehensive loss:
Net loss	—	—	—	—	(10,857,865)	(10,857,865)
Cumulative translation adjustment	—	—	—	(4,827)	—	(4,827)
Comprehensive loss						(10,862,692)
Sale of common stock	2,777	7	9,993	—	—	10,000
Balance at December 31, 2005	2,711,852	6,780	132,600,157	(42,502)	(116,807,752)	15,756,683
Comprehensive loss:
Net loss	—	—	—	—	(9,445,185)	(9,445,185)
Cumulative translation adjustment	—	—	—	134,398	—	134,398
Comprehensive loss						(9,310,787)
Stock option compensation expense	—	—	242,164	—	—	242,164
Exercise of stock options	4,666	11	20,989	—	—	21,000
Balance at December 31, 2006	2,716,518	6,791	132,863,310	91,896	(126,252,937)	6,709,060
Comprehensive loss:
Net loss	—	—	—	—	(1,001,103)	(1,001,103)
Cumulative translation adjustment	—	—	—	(91,896)	—	(91,896)
Comprehensive loss						(1,092,999)
Stock option compensation expense	—	—	19,015	—	—	19,015
Balance at December 31, 2007	2,716,518	$6,791	$132,882,325	—	$(127,254,040)	$5,635,076

The accompanying notes are an integral part of these consolidated financial statements.

EDEN BIOSCIENCE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2007	2006	2005
Cash flows from operating activities:
Net loss	$(1,001,103)	$(9,445,185)	$(10,857,865)
Adjustments to reconcile net loss to cash used in operating activities net of effects of sale of Harpin Protein Technology:
Depreciation and amortization	—	350,744	1,952,027
Deferred rent payable	(1,406)	74,537	33,704
Accretion expense	5,672	31,757	28,187
Gain on sale of Harpin Protein Technology	(113,968)	—	—
Stock compensation expense	19,015	242,164	—
Gain on sale of investment	—	(99,884)	—
Loss on write-down of inventory	—	452,347	—
Loss on impairment of equipment and leasehold improvements	—	4,901,955	1,649,902
Gain on sale of property and equipment	—	(44,213)	(86,305)
Loss on property and equipment on lease termination	—	—	3,480,883
Termination of lease obligations	—	—	(2,724,124)
Forfeiture of security deposit on lease termination	—	—	1,250,000
Changes in assets and liabilities:
Accounts receivable	186,778	38,979	(179,777)
Inventory	370,250	779,299	295,307
Prepaid expenses and other assets	386,457	36,341	259,329
Accounts payable	(249,274)	49,558	38,336
Accrued liabilities	(240,579)	(646,461)	8,753
Accrued loss on facility subleases	—	—	(336,915)
Net cash used in operating activities	(638,158)	(3,278,062)	(5,188,558)
Cash flows from investing activities:
Purchases of property and equipment	—	(16,377)	(19,147)
Proceeds from sale of Harpin Protein Technology, net of expenses	2,097,575	—	—
Proceeds from sale of investment	—	100,000	—
Proceeds from disposal of property and equipment	50,000	331,366	226,908
Net cash from investing activities	2,147,575	414,989	207,761
Cash flows from financing activities:
Reduction in capital lease obligations	—	—	(11,572)
Proceeds from issuance of stock	—	21,000	10,000
Net cash from financing activities	—	21,000	(1,572)
Effect of foreign currency exchange rates on cash and cash equivalents	(26,403)	201,646	(52,364)
Net increase (decrease) in cash and cash equivalents	1,483,014	(2,640,427)	(5,034,733)
Cash and cash equivalents at beginning of period	4,185,225	6,825,652	11,860,385
Cash and cash equivalents at end of period	$5,668,239	$4,185,225	$6,825,652

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

On April 17, 2006, the Company amended its Restated Articles of Incorporation to reduce the Company’s number of authorized shares of common stock from 100,000,000 to 33,333,333 and to effect a 1-for-3 reverse stock split of the Company’s outstanding common stock. The reverse stock split was effective at 5:00p.m., Pacific time, on April 18, 2006 and the Company’s common stock began trading as adjusted for the reverse stock split on April 19, 2006. As a result of this reverse stock split, each three shares of common stock were exchanged for one share of common stock, with cash being issued for any fractional shares, and the total number of shares outstanding was reduced from 24.4 million shares to 8.1 million shares. Further, on February 22, 2008, the Company amended its Restated Articles of Incorporation, as amended, to reduce the Company’s number of authorized shares of common stock from 33,333,333 to 11,111,111 and to effect a 1-for-3 reverse stock split of the Company’s outstanding common stock. The reverse stock split was effective at 5:00 p.m., Pacific time, on February 22, 2008 and the Company’s common stock began trading as adjusted for the reverse stock split on February 25, 2008. As a result of this reverse stock split, each three shares of common stock were exchanged for one share of common stock, with cash being issued for any fractional shares, and the total number of shares outstanding was reduced from 8.1 million shares to approximately 2.7 million shares. The Company has retroactively adjusted all the share information to reflect both of these reverse stock splits in the accompanying consolidated financial statements and notes.

Liquidity

The Company’s operating expenditures have been significant since its inception. The Company currently anticipates that its operating expenses in 2008, although substantially less than its operating expenses in 2007, will exceed net sales of its harpin protein-based products (“Home and Garden Products”) to the Home and Garden Market and that net losses and working capital requirements will consume a portion of its cash resources in 2008. The Company’s future capital requirements will depend on the success of its Home and Garden Business and its ability to successfully implement its strategy of realizing

EDEN BIOSCIENCE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

potential value from its remaining business assets, primarily its tax loss carryforwards. The Company does not plan to make a substantial investment toward the development of its Home and Garden Business. Management of the Company believes that the balance of its cash and cash equivalents at December 31, 2007 will be sufficient to meet its anticipated cash needs for net losses, working capital and capital expenditures for more than the next 12 months, although there can be no assurance in that regard.

Principles of Consolidation

The consolidated financial statements include the accounts of Eden Bioscience and its wholly-owned subsidiaries. Intercompany transactions and balances have been eliminated.

Segments

The Company had one operating segment historically — the development and commercialization of natural protein-based products.

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

Accounts Receivable

In determining the adequacy of the allowance for doubtful accounts, the Company considers a number of factors, including the aging of the accounts receivable portfolio, customer payment trends, the financial condition of its customers, historical bad debts and current economic trends. Based upon an analysis of outstanding net accounts receivable, no allowance for doubtful accounts was recorded at December 31, 2006 and there were no write-offs in 2007 or 2006.

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

EDEN BIOSCIENCE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Financial Instruments and Concentrations of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash and cash equivalents, accounts payable and accrued liabilities. Financial instruments, including those listed above, that are short-term and/or that have little or no market risk are estimated to have a fair value equal to book value. Deposits with banks may exceed the amount of insurance provided on such deposits; however, these deposits typically may be redeemed upon demand and, therefore, bear minimal risk. The Company’s credit risk is managed by investing its excess cash in high-quality money market instruments and securities of the U. S. government.

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

Other Assets

As of December 31, 2007, other non-current assets consist principally of prepaid insurance. As of December 31, 2006, other non-current assets consist principally of restricted investments held as deposits in connection with the Company’s operating lease. In the first quarter of 2006, the Company sold a minority stock investment for $100,000 that resulted in a gain of $99,884.

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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Gross product sales and sales allowances are as follows:

	Year Ended December 31,
	2007	2006	2005
Gross product sales	$350,147	$4,128,926	$4,217,177
Sales allowances	—	(507,932)	(544,933)
Elimination of previously recorded sales allowance liabilities	664	169,290	91,371
Product sales, net of sales allowances	$350,811	$3,790,284	$3,763,615

Gross product sales by geographical region were:

	Year Ended December 31,
	2007	2006	2005
United States	$302,715	$3,789,664	$3,134,058
Spain	47,432	140,224	888,178
Other regions	—	199,038	194,941
Product sales	$350,147	$4,128,926	$4,217,177

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

Advertising Costs

Advertising costs are expensed as incurred. The Company incurred advertising expenses of $60,210 in 2007, $499,674 in 2006 and $768,926 in 2005.

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

Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS 123R, using the modified-prospective transition method. Under this transition method, stock-based compensation expense was recognized in the consolidated financial statements for granted stock options. Compensation expense recognized included the estimated expense for stock options granted subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS 123R, and the estimated expense for the portion vesting in the period for options granted prior to, but not vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123. Results for prior periods have not been restated, as provided for under the modified-prospective transition method. Total stock-based compensation expense recognized in the consolidated statement of operations for the year ended December 31, 2007 and 2006 was $19,015 and $242,164, respectively.

The following table shows the effect on net loss and loss per share had compensation cost been recognized based upon the estimated fair value on the grant date of stock options in accordance with SFAS 123, as amended by FASB Statement of Financial Accounting Standards No. 148 Accounting for Stock-Based Compensation — Transition and Disclosure:

Year Ended December 31, 2005
Net loss, as reported	$(10,857,865)
Deduct total stock-based employee compensation expense under fair value based method	(646,672)
Pro forma net loss	$(11,504,537)
Loss per share:
Basic and diluted — as reported	$(4.01)
Basic and diluted — pro forma	$(4.24)

Disclosures for the year ended December 31, 2007 and 2006 are not presented because the amounts are recognized in the consolidated financial statements.

The fair value for stock awards was estimated at the date of grant using the Black-Scholes-Merton (“BSM”) option valuation model with the following weighted average assumptions:

	December 31,
	2006	2005
Expected term (in years)	6.25	5.0
Expected stock price volatility	95%	96%
Risk-free interest rate	4.29%	4.35%
Expected dividend yield	—	—
Estimated fair value per option granted	$1.71	$1.38

EDEN BIOSCIENCE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Foreign Currency Translation

The Company conducts its operations in two primary functional currencies: the U.S. dollar and the euro. Balance sheet accounts of the Company’s foreign operations are translated from foreign currencies into U.S. dollars at period-end exchange rates while income and expenses are translated at average exchange rates during the period. Cumulative translation gains or losses related to net assets located outside the U.S. are shown as a component of shareholders’ equity. Gains and losses resulting from foreign currency transactions, which are denominated in a currency other than the entity’s functional currency, are included in the consolidated statements of operations. As of February 28, 2007, the cumulative translation adjustment related to the Company’s European subsidiary totaling $103,470 was reclassified from accumulated other comprehensive income and reported as part of the gain on sale of Harpin Protein Technology as this subsidiary was substantially liquidated as a result of the sale to PHC. There were no significant gains or losses on foreign currency transactions in 2007, 2006 or 2005.

Prospective Accounting Pronouncements

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS No. 157 is effective for the Company beginning with fiscal year 2008. The impact of adopting SFAS No. 157 is not expected to be significant to the consolidated financial statements.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115 (“SFAS No. 159”), which permits companies to choose to measure many financial instruments and certain other items at fair value. SFAS 159 is effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The impact of adopting SFAS No. 159 is not expected to be significant to the consolidated financial statements.

EDEN BIOSCIENCE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Accounting Pronouncements Implemented

In July 2006, the FASB issued Financial Interpretation No. 48, Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 specifies how tax benefits for uncertain tax positions are to be recognized, measured and derecognized in financial statements; requires certain disclosures of uncertain tax matters; specifies how reserves for uncertain tax positions should be classified in the balance sheet; and provides transition and interim-period guidance, among other provisions. FIN 48 is effective for fiscal years beginning after December 15, 2006 and, as a result, is effective for the Company beginning January 1, 2007. The impact of adopting FIN 48 was not significant to the consolidated financial statements, principally because of the full valuation against the Company’s net deferred assets.

Net Loss per Share

Basic net loss per share is the net loss divided by the average number of shares outstanding during the period. Diluted net loss per share is the net loss divided by the sum of the average number of shares outstanding during the period plus the additional shares that would have been issued had all dilutive options been exercised, less shares that would be repurchased with the proceeds from such exercise using the treasury stock method. The effect of including outstanding options is antidilutive for all periods presented. Therefore, options have been excluded from the calculation of diluted net loss per share. Shares issuable pursuant to stock options that have not been included in the above calculations because they are antidilutive totaled 146,776 in 2007, 247,127 in 2006 and 294,177 in 2005.

2.	Sale of Harpin Protein Technology to Plant Health Care, Inc.

On February 28, 2007, under the terms of an asset purchase agreement, the Company sold the Harpin Protein Technology to PHC for $1,396,824 in cash, net of transaction costs incurred after January 1, 2007 totaling $103,176, a promissory note in the principal amount of $700,751 payable on December 31, 2007 and the assumption by PHC of certain of the liabilities relating to or arising out of the Company’s Harpin Protein Technology. The promissory note had an interest rate of 5% per annum and was secured by equipment, certain intellectual property and other assets acquired by PHC and unconditionally guaranteed by PHC’s indirect parent, Plant Health Care plc. On June 6, 2007, PHC sold substantially all of the equipment that secured the promissory note and, in accordance with the terms of the promissory note, paid the Company 75% of the proceeds from the sale which amounted to $506,250. The remaining principal and interest was paid on December 31, 2007. The Company also sold $281,044 of finished goods to PHC under the Independent Distribution Agreement. Harpin Protein Technology includes substantially all of the Company’s assets used in the creation of plant health technology incorporating harpin proteins and the manufacture of biopesticide, plant health and nutrient products utilizing the Harpin Protein Technology. These assets include all intellectual property, contracts (including the Company’s license agreement with the Cornell Research Foundation (“CRF”) and manufacturing and office facility lease), equipment and inventory related to the Company’s worldwide agricultural and horticultural markets.

The sale of Harpin Protein Technology to PHC resulted in a gain calculated as follows:

Cash portion of purchase price	$2,200,751
Less transaction costs incurred after January 1, 2007	(103,176)
Assets sold to PHC:
Inventory	(1,895,978)
Equipment held for sale	(63,750)
Property and equipment held and used	(647,962)
Liabilities assumed by PHC:
Accrued liabilities	59,625
Other long-term liabilities	460,988
Recognition of cumulative translation adjustment	103,470
Gain on sale of assets to PHC	$113,968

EDEN BIOSCIENCE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

At December 31, 2006, the Company reviewed the impact of the sale of the Company’s Harpin Protein Technology to PHC for potential asset impairments by comparing the carrying value at December 31, 2006 of assets sold to consideration received from PHC and recorded liabilities assumed by PHC on February 28, 2007. Based on this review, the carrying value of inventory sold to PHC exceeded the consideration received from PHC and recorded liabilities assumed by PHC, as follows:

Purchase price	$2,200,751
Inventory sold to PHC subsequent to December 31, 2006	281,044
Assets sold to PHC:
Inventory sold to PHC (including $281,044 sold between January 1, 2007 and February 27, 2007)	(2,624,405)
Estimated fair value of equipment held for sale	(75,000)
Estimated fair value of property and equipment held and used	(755,350)
Liabilities assumed by PHC:
Accrued liabilities	59,625
Other long-term liabilities	460,988
Impairment on sale of assets to PHC	$(452,347)

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

Under the asset purchase agreement, all rights, liabilities and obligations under the Company’s exclusive worldwide licensing agreement with CRF for certain patents, patent applications and biological material relating to harpin proteins and related technology have been assigned to PHC. As consideration for the license, the Company originally issued 44,444 shares of common stock to CRF in May 1995, funded certain research and development activities at Cornell University and agreed to pay a 2% royalty on net sales of current Harp-N-Tek Products that incorporate the licensed technology, subject to a $200,000 minimum annual royalty payment. Effective July 1, 2006, the license agreement was amended to establish a development fund at CRF to advance harpin technology and reduced the minimum obligation required to maintain the rights under the license agreement to contributions to the development fund of $100,000 in each of the 2006, 2007 and 2008 license years. The amendment also required a payment to CFR of $100,000 by May 30, 2008, which is recorded in other long-term liabilities on the balance sheet at December 31, 2006.

All of the Company’s obligations under the change-in-control agreement with Dr. Zhongmin Wei, the Company’s former Chief Science Officer, were assigned to PHC and Dr. Wei resigned from the Company on February 28, 2007. The agreement provides that, upon a change in control, as defined in the agreement,

EDEN BIOSCIENCE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The Board of Directors has the authority to determine all matters relating to options to be granted under the Stock Option Plans, including designation as incentive or nonqualified stock options, the selection of individuals to be granted options, the number of shares subject to each grant, the exercise price, the term and vesting period, if any. Generally, options vest over periods ranging from three to five years and expire ten years from date of grant. The Board of Directors reserved an initial total of 166,666 shares of common stock under the 2000 Plan, plus an automatic annual increase equal to the lesser of (a) 166,666 shares; (b) 5% of the outstanding shares of common stock on a fully diluted basis as of the end of the immediately preceding year; and (c) a lesser amount as may be determined by the Board of Directors. No additional shares were added to the 2000 Plan on January 1, 2008, 2007 or 2006.

At December 31, 2007, the Company had reserved 37,777 shares of common stock for issuance under the 1995 Plan, all of which had been granted, and 383,130 shares for issuance under the 2000 Plan, including 216,464 shares transferred from the 1995 Plan. Options totaling 108,999 under the 2000 Plan had been granted at December 31, 2007, leaving 274,131 options available for future grant.

EDEN BIOSCIENCE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The following table summarizes stock option activity:

	Number of Options	Weighted Average Exercise Price Per Option	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Balance at December 31, 2004	291,158	$26.19
Granted	23,333	5.58
Forfeited	(20,314)	32.58
Balance at December 31, 2005	294,177	24.12
Granted	3,333	6.48
Exercised	(4,666)	4.50
Forfeited	(45,717)	20.16
Balance at December 31, 2006	247,127	24.93
Forfeited	(100,351)	17.49
Balance at December 31, 2007	146,776	30.06	4.1	$0
Exercisable at December 31, 2007	145,665	$30.24	4.1	$0

The aggregate intrinsic value in the table above is based on the Company’s closing stock price of $1.77 as of December 31, 2007, which would have been received by the optionees had all in-the-money options been exercised on that date. As of December 31, 2007, total unrecognized stock-based compensation expense related to nonvested stock options was $5,025 and the Company expects to recognize this amount in 2008.

The following table summarizes stock option information at December 31, 2007:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted-Average Remaining Contractual Life (in years)	Weighted- Average Exercise Price	Number Outstanding	Weighted- Average Exercise Price
$6.75 – 16.65	113,999	4.7	$13.23	112,888	$13.29
27.00 – 54.00	13,889	1.2	37.80	13,889	37.80
126.00	18,888	2.6	126.00	18,888	126.00
	146,776	4.1	30.06	145,665	30.24

Stock options exercisable were 239,788 and 209,989 at December 31, 2006 and 2005, respectively. The weighted-average exercise prices of options exercisable were $27.12 and $28.44 at December 31, 2006 and 2005, respectively.

EDEN BIOSCIENCE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Employee Stock Purchase Plan

The 2000 Employee Stock Purchase Plan (the “2000 Stock Purchase Plan”) was implemented in October 2000 at the completion of the Company’s initial public offering. The 2000 Stock Purchase Plan allowed employees to purchase common stock through payroll deductions of up to 15% of their annual compensation. No employee could purchase common stock worth more than $25,000 in any calendar year, valued as of the first day of each offering period. In addition, no more than an aggregate of 13,888 shares could be purchased in any six-month purchase period and no employee could purchase more than 111 shares in any six-month purchase period.

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

The 2000 Stock Purchase Plan authorized the issuance of a total of 55,555 shares of common stock, plus an automatic annual increase equal to the lesser of (a) 27,777 shares; (b) 1% of the outstanding shares of common stock as of the end of the immediately preceding fiscal year on a fully diluted basis; and (c) a lesser amount determined by the Board of Directors. No additional shares were added to the 2000 Stock Purchase Plan. A total of 2,777 shares were purchased under the plan in 2005, for total proceeds of $10,000. The 2000 Stock Purchase Plan was terminated by the Board of Directors in November 2005.

4.Inventory

Inventory, at the lower of average cost or market as described in Notes 1 and 2, consisted of the following:

	December 31,
	2007	2006
Raw materials	$18,941	$418,597
Bulk manufactured goods	—	340,313
Finished goods	82,843	1,567,148
Total inventory	101,784	2,326,058
Less non-current portion of inventory	(60,035)	(41,758)
Current portion of inventory	$41,749	$2,284,300

The non-current portion of inventory consists primarily of raw materials and finished goods that the Company does not expect to utilize in the twelve months following the balance sheet date.

5.	Property and Equipment

Property and equipment consisted primarily of equipment used to manufacture and sell our products and assets used in our research and administration. For the purpose of assessing asset impairment, the Company has grouped all of these assets together in one asset group because administration and research activities support manufacturing and sales activities and do not have a separate identifiable cash flow. The Company periodically reviews the carrying values of property and equipment to determine whether such assets have been impaired. An impairment loss must be recorded pursuant to FASB Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, when the undiscounted net cash flows expected to be realized from the use of such assets are less than their carrying value. The determination of expected undiscounted net cash flows requires the Company to make many estimates, projections and assumptions, including the lives of the assets, future sales and expense levels, additional capital investments or expenditures necessary to maintain the assets, industry market trends and general and industry economic conditions.

EDEN BIOSCIENCE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company continued to incur losses from operations and actual sales, and growth rates for the first half of 2006 were significantly lower than expected. In reviewing for impairment in connection with the preparation of the Company’s financial statements for the quarter ended June 30, 2006, the Company compared the carrying value of such assets to updated undiscounted cash flows expected from the use of the asset group. As a result of continuing operating losses and lower sales and growth rates in the first half of 2006 compared to forecasts, the carrying value of the group of assets exceeded undiscounted cash flows expected from the use of this asset group. Consequently, the Company concluded on July 31, 2006 that a charge for impairment to its equipment and leasehold improvements was required and a $4,901,955 impairment loss was recognized in the consolidated financial statements as of June 30, 2006. The Company estimated the fair value of equipment using an orderly liquidation method and leasehold improvements were estimated to have zero fair value.

In December 2005, the Company completed an efficiency analysis of its manufacturing processes, including an assessment of all manufacturing equipment and its usefulness in future manufacturing operations. As a result of this analysis, the Company recorded a loss of $1,649,902 on equipment that it determined would not be used in future manufacturing operations and would be sold or disposed. The lower of carrying value or estimated fair value less estimated costs to sell equipment to be sold totaled $64,000 at December 31, 2006 and was included in other current assets on the balance sheet.

The Company recorded depreciation and amortization expense of $350,744 in 2006 and $1,952,027 in 2005. No depreciation was recorded after June 30, 2006 for equipment depreciated under the units-of-production method due to no production during this period or for equipment depreciated under the straight-line method as estimated fair value approximated salvage value.

6.	Accrued Liabilities

Accrued liabilities consisted of the following:

	December 31,
	2007	2006
Compensation and benefits	$142,878	$136,697
Legal fees and expenses	—	107,809
Facility costs	—	70,352
Research and development field trial expenses	—	59,725
Royalty	—	39,794
Promotions	37,416	38,683
Warranty	25,000	25,000
Other	27,337	50,224
Total accrued liabilities	$232,631	$528,284

7.	Warranty Liability

The Company provides a limited warranty to customers that its products, at the time of the first sale, conform to the chemical description on the label and under normal conditions are reasonably fit for the purposes referred to in the directions for use, subject to certain inherent risks. The Company records, at the time revenues are recognized, a liability for warranty claims based on a percentage of sales. The warranty liability is reviewed periodically and adjusted as necessary, based on historical experience, the results of product quality testing and future expectations. The following table summarizes changes to the Company’s warranty liability:

EDEN BIOSCIENCE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Year Ended December 31,
	2007	2006	2005
Beginning balance	$25,000	$74,871	$75,000
Payments and other settlements	—	—	(129)
Revisions in estimate of liability	—	(49,871)	—
Ending balance	$25,000	$25,000	$74,871

8.	Commitments and Contingencies

Leases

Beginning March 1, 2007, the Company leases office and warehouse space on a month-to-month basis. Rental expense for facility leases in each of the last three fiscal years was as follows:

	Year Ended December 31,
	2007	2006	2005
Minimum rentals	$71,911	$458,126	$1,452,481
Payment of accrued loss on facility subleases	—	—	(350,080)
Less sublease rental income	—	—	(269,416)
Net rental expense	$71,911	$458,126	$832,985

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

Employment Agreement

On July 25, 2007, the Company entered into an employment agreement with Bradley S. Powell, its President and Chief Financial Officer. Under the terms of the employment agreement, the Company has agreed to pay Mr. Powell an annual base salary initially set at $205,000, and a lump sum amount payable upon execution of the employment agreement equal to the retroactive application of his annual base salary to December 15, 2006, the date on which he became the Company’s President. Mr. Powell will be paid a cash bonus equal to one times his annual base salary upon completion of an acquisition, merger or consolidation to which the Company is a party. Mr. Powell is also entitled to participate, subject to and in accordance with applicable eligibility requirements, in fringe benefit programs provided to other employees of the Company. The employment agreement includes noncompetition and nonsolicitation provisions that

EDEN BIOSCIENCE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

apply to Mr. Powell during his employment and for a period of 18 months thereafter, and includes customary nondisclosure and inventions assignment provisions.

The employment agreement extinguished Mr. Powell’s change-in-control agreement, dated August 16, 2000, and severance agreement, dated January 28, 2002, in exchange for supplemental payments totaling $356,145. The supplemental payments were paid in installments as follows: one-half on July 25, 2007; one-quarter on September 30, 2007; and one-quarter on January 15, 2008.

Legal Proceedings

The Company is subject to various claims and legal actions that arise in the ordinary course of business and believes that the ultimate liability, if any, with respect to these claims and legal actions will not have a material effect on its consolidated financial statements.

9.	Major Customers

Net product sales to the following distributors accounted for more than ten percent of net revenues for the periods indicated:

	Year Ended December 31,
	2007	2006		2005
Customer A	$47,000	$	**	$449,000
Customer B	42,000		**	**
Customer C	—		720,000	517,000
Customer D	—		478,000	**
Customer E	—		402,000	**
Customer F	—		**	509,000
Customer G	—		—	384,000
Customer H	—		**	375,000

**	Less than ten percent.

10.	Defined Contribution Plan

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

The Company files a U.S. Federal and certain foreign and state tax returns and did not record an income tax benefit for any of the periods presented because it has experienced operating losses since inception. The Company’s total U.S. Federal tax net operating loss carryforwards were approximately $119.2 million at December 31, 2007 and expire between 2009 and 2027. The Company’s total foreign tax net operating loss carryforwards were approximately $5.2 million at December 31, 2007 of which $2.3 million expires between 2008 and 2017 and $2.9 million does not expire. The Company has total net operating loss carryforwards in 18 states that range between $12.5 million to $2,000 per state and expire between 2008 and 2027. The Company’s total general business credit carryforwards were approximately $1.4 million at December 31, 2007 and expire between 2013 and 2026.

EDEN BIOSCIENCE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Deferred income taxes reflect the net tax effects of temporary differences between the carrying values of assets and liabilities for financial reporting purposes and income tax reporting. The Company recognized a valuation allowance equal to net deferred tax assets due to the uncertainty of realizing the benefits of the assets. The valuation allowance decreased by $0.2 million during 2007 and increased by $2.6 million during 2006 and $1.1 million in 2005. The significant components of deferred tax assets and liabilities as of December 31 are as follows:

	2007	2006	2005
Deferred tax assets:
Net operating loss carryforwards	$44,743,000	$44,649,000	$44,080,000
General business credit carryforwards	1,415,000	1,404,000	1,399,000
Inventory write-down	—	177,000	—
Trademarks	—	155,000	146,000
Accrued benefits	21,000	19,000	94,000
Asset retirement obligation	—	55,000	43,000
Other	10,000	39,000	129,000
Gross deferred tax assets	46,189,000	46,498,000	45,891,000
Less valuation allowance	(46,189,000)	(46,428,000)	(43,867,000)
Net deferred tax assets	—	70,000	2,024,000
Deferred tax liabilities:
Net property and equipment	—	(70,000)	(2,024,000)
Net deferred tax asset	$—	$—	$—

The difference between the statutory tax rate of 35% and the effective tax rate of zero recorded by the Company is primarily due to the following:

EDEN BIOSCIENCE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2007
Expected tax benefit at statutory tax rate	$(350,000)
Deduction of intercompany advances to foreign subsidiaries for income tax reporting	(501,000)
Expiration of foreign net operating loss carryforwards	1,148,000
Other	(58,000)
Change in valuation allowance against net deferred tax assets	(239,000)
Recorded net tax benefit	$—

The difference between the statutory tax rate of 35% and the tax benefit of zero recorded by the Company in 2006 and 2005 is due to the Company’s full valuation allowance against net deferred tax assets.

12.	Shareholder Rights Plan

The Board of Directors of the Company declared a dividend of one preferred share purchase right for each outstanding share of the Company’s common stock pursuant to a rights agreement dated as of June 1, 2007, between Eden Bioscience and Mellon Investor Services LLC as Rights Agent (the “Rights Agreement”). The dividend was paid on June 4, 2007 to the Company’s shareholders of record on that date. In addition, the Board of Directors authorized the issuance of one preferred share purchase right for each additional share of common stock that becomes outstanding between June 1, 2007 and the earliest of:

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

Each preferred share purchase right entitles its registered holder to purchase from the Company one one-hundredth of a share of the Series R Participating Cumulative Preferred Stock, at a price of $36.00 per one-thirty-third and one-third (1/33-1/3) of a share of Preferred Stock, subject to adjustment as described below.

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

EDEN BIOSCIENCE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

At any time prior to any person acquiring beneficial ownership of the Requisite Percentage or more of the outstanding shares of common stock, the Board of Directors may redeem the preferred share purchase rights in whole, but not in part. The redemption price of $0.0075 per preferred share purchase right, subject to adjustment as provided in the Rights Agreement, may be paid in cash, shares of common stock or other Eden Bioscience securities deemed by the Board of Directors to be at least equivalent in value.

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

13.	Quarterly Financial Data (Unaudited)

The following table summarizes selected unaudited quarterly financial data for each quarter of the years ended December 31, 2007 and 2006.

	Three Months Ended
	March 31	June 30	September 30	December 31
Fiscal year 2007:
Net revenues	$188,772	$83,127	$55,845	$23,067
Loss from operations	(470,694)	(165,684)	(594,091)	(201,497)
Net loss	(292,675)	(81,581)	(514,622)	(112,135)
Basic and diluted net loss per share	(0.12)	(0.03)	(0.18)	(0.03)
Common stock trading range(1):
High	$3.45	$4.05	$3.90	$2.76
Low	1.50	2.43	2.25	1.65
Fiscal year 2006:
Net revenues	$1,648,387	$1,760,040	$258,284	$123,573
Loss from operations	(1,224,839)	(5,685,508)	(1,153,705)	(1,732,259)
Net loss	(1,063,841)	(5,629,950)	(1,082,784)	(1,668,610)
Basic and diluted net loss per share	(0.39)	(2.07)	(0.39)	(0.60)
Common stock trading range(1):
High	$8.19	$11.25	$5.64	$7.20
Low	4.50	6.39	1.59	1.47

(1)	Adjusted to give effect to the Company’s one-for-three reverse stock split effective April 18, 2006 and an additional one-for-three reverse stock split effective February 22, 2008.

EDEN BIOSCIENCE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In the three months ended September, 30, 2007, the Company made supplemental payments to Bradley S. Powell, our President and Chief Financial Officer, totaling $267,109 and a $100,000 payment to Stephens Inc. to act as our exclusive financial advisor in connection with our efforts to effect one or more business combinations. On February 28, 2007, the Company recorded a $113,968 gain on sale of Harpin Protein Technology to PHC; see Note 2. In December 2006, the Company recorded a $452,347 write-down of inventory based on the estimated fair value of the inventory derived from the sale to PHC on February 28, 2007; see Note 2. In June 2006, the Company recorded a loss on impairment of equipment and leasehold improvements totaling $4,901,955; see Note 5.

14.	1-for-3 Reverse Stock Split

On February 22, 2008, the Company amended its Restated Articles of Incorporation to reduce the Company’s number of authorized shares of common stock from 33,333,333 to 11,111,111 and to effect a 1-for-3 reverse stock split of the Company’s outstanding common stock. The reverse stock split was effective at 5:00 p.m., Pacific time, on February 22, 2008 and the Company’s common stock began trading as adjusted for the reverse stock split on February 25, 2008. As a result of this reverse stock split, each three shares of common stock were exchanged for one share of common stock, with cash being issued for any fractional shares, and the total number of shares outstanding was reduced from 8,149,554 shares to 2,716,518 shares. To reflect this reverse stock split, the Company has retroactively adjusted share information previously reported in the consolidated financial statements and notes as follows:

	As Originally Reported	As Currently Reported
Consolidated Balance Sheets:
Shares of common stock authorized at December 31, 2006	33,333,333	11,111,111
Issued and outstanding shares of common stock at December 31, 2006	8,149,554	2,716,518
$.0025 par value of outstanding shares of common stock at December 31, 2006	$20,374	$6,791
Additional paid-in capital at December 31, 2006	$132,849,727	$132,863,310

Consolidated Statements of Operations:
Basic and diluted net loss per share for the year ended December 31, 2006	$(1.16)	$(3.48)
Weighted average shares outstanding used to compute net loss per share — basic and diluted for the year ended December 31, 2006	8,144,680	2,714,893
Basic and diluted net loss per share for the year ended December 31, 2005	$(1.34)	$(4.01)
Weighted average shares outstanding used to compute net loss per share — basic and diluted for the year ended December 31, 2005	8,131,025	2,710,342

Consolidated Statements of Shareholders’ Equity and Comprehensive Loss:
Outstanding shares of common stock at December 31, 2004	8,127,221	2,709,075
$.0025 par value of outstanding shares of common stock at December 31, 2004	$20,318	$6,773
Additional paid-in capital at December 31, 2004	$132,576,619	$132,590,164
Sale of common stock in 2005 — number of shares of common stock sold	8,333	2,777
Sale of common stock in 2005 — par value of common stock sold	$21	$7
Sale of common stock in 2005 — additional paid-in capital of common stock sold	$9,979	$9,993
Outstanding shares of common stock at December 31, 2005	8,135,554	2,711,852
$.0025 par value of outstanding shares of common stock at December 31, 2005	$20,339	$6,780
Additional paid-in capital at December 31, 2005	$132,586,598	$132,600,157
Exercise of stock options in 2006 — number of shares of common stock sold	14,000	4,666
Exercise of stock options in 2006 — par value of common stock sold	$35	$11
Exercise of stock options in 2006 — additional paid-in capital sold	$20,965	$20,989
Outstanding shares of common stock at December 31, 2006	8,149,554	2,716,518
$.0025 par value of outstanding shares of common stock at December 31, 2006	$20,374	$6,791
Additional paid-in capital at December 31, 2006	$132,849,727	$132,863,310

EDEN BIOSCIENCE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	As Originally Reported	As Currently Reported
Note 1. Organization and Summary of Significant Accounting Policies:
Notes to Consolidated Financial Statements:
Accounting for Stock Compensation:
Basic and diluted net loss per share for the year ended December 31, 2005 — as reported	$(1.34)	$(4.01)
The effect on loss per share had compensation cost been recognized based upon the estimated fair value on the grant date of stock options in accordance with SFAS 123, as amended by FASB Statement of Financial Accounting Standards No. 148 Accounting for Stock-Based Compensation — Transition and Disclosure: Basic and diluted net loss per share for the year ended December 31, 2005 — pro forma	$(1.41)	$(4.24)
Estimated fair value per option granted during the year ended December 31, 2006	$0.57	$1.71
Estimated fair value per option granted during the year ended December 31, 2005	$0.46	$1.38

Net Loss per Share:
Shares issuable pursuant to stock options that have not been included in the basic and diluted net loss per share for the year ended December 31, 2006 because they are antidilutive totaled	741,384	247,127
Shares issuable pursuant to stock options that have not been included in the basic and diluted net loss per share for the year ended December 31, 2005 because they are antidilutive totaled	882,583	294,177
Note 2. Sale of Harpin Protein Technology to Plant Health Care, Inc.:
As consideration for the exclusive worldwide licensing agreement with CRF for certain patents, patent applications and biological material relating to harpin proteins and related technology, the Company originally issued shares of common stock to CRF in May 1995 totaling	133,333	44,444

Note 3. Shareholders’ Equity:
Common Stock Options:
The initial total of shares of common stock reserved by the Board of Directors under the 2000 Plan	500,000	166,666
Shares of common stock reserved under the 2000 Plan may automatically increase annually by	500,000	166,666
Number of stock options outstanding at December 31, 2004	873,480	291,158
Weighted average exercise price of stock options outstanding at December 31, 2004	$8.73	$26.19
Number of stock options granted in 2005	70,000	23,333
Weighted average exercise price of stock options granted in 2005	$1.86	$5.58
Number of stock options forfeited in 2005	(60,942)	(20,314)
Weighted average exercise price of stock options forfeited in 2005	$10.86	$32.58
Number of stock options outstanding at December 31, 2005	882,538	294,177
Weighted average exercise price of stock options outstanding at December 31, 2005	$8.04	$24.12
Number of stock options granted in 2006	9,999	3,333
Weighted average exercise price of stock options granted in 2006	$2.16	$6.48
Number of stock options exercised in 2006	(14,000)	4,666
Weighted average exercise price of stock options exercised in 2006	$1.50	$4.50
Number of stock options forfeited in 2006	(137,153)	(45,717)
Weighted average exercise price of stock options forfeited in 2006	$6.72	$20.16
Number of stock options outstanding at December 31, 2006	741,384	247,127
Weighted average exercise price of stock options outstanding at December 31, 2006	$8.31	$24.93
Number of stock options exercisable at December 31, 2006	719,366	239,788
Weighted average exercise price of stock options exercisable at December 31, 2006	$9.04	$27.12
Number of stock options exercisable at December 31, 2005	629,969	209,989

EDEN BIOSCIENCE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	As Originally Reported	As Currently Reported
Weighted average exercise price of stock options exercisable at December 31, 2005	$9.48	$28.44
Employee Stock Purchase Plan:
Under the 2000 Stock Purchase Plan, the maximum aggregate number of shares that could be purchased in any six-month purchase period	41,666	13,888
Under the 2000 Stock Purchase Plan, the maximum number of shares an employee could purchase in any six-month purchase period	333	111
Total shares of common stock authorized for issuance under the 2000 Stock Purchase Plan	166,666	55,555
Shares of common stock reserved under the 2000 Stock Purchase Plan may automatically increase annually by	83,333	27,777
Common shares purchased under the plan in 2005	8,333	2,777

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

See our definitive proxy statement on Schedule 14A filed on April 23, 2007 under the heading “Independent Registered Public Accounting Firm—Change of Independent Registered Public Accounting Firms” for information regarding the change in our independent registered public accounting firm in 2007. During the fiscal years ended December 31, 2005 and 2006 and through March 30, 2007, there were no disagreements with our former independent registered public accounting firm of the type described in Item 304(a)(1)(iv) of Regulation S-K or reportable events as described in Item 304(a)(1)(v) of Regulation S-K.

Item 9A(T).    Controls and Procedures.

Disclosure Controls and Procedures

Our President and Chief Financial Officer has evaluated the effectiveness and design of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this annual report. Based on that evaluation, our President and Chief Executive Officer concluded that, as of the end of the period covered by this annual report, our disclosure controls and procedures were effective in ensuring that the information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to our President and Chief Executive Officer to allow timely decisions regarding required disclosure.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting for the company. Internal control over financial reporting is a process to provide reasonable assurance regarding the reliability of our financial reporting for external purposes in accordance with accounting principles generally accepted in the United States of America. Internal control over financial reporting includes maintaining records that in reasonable detail accurately and fairly reflect our transactions; providing reasonable assurance that transactions are recorded as necessary for preparation of our financial statements; providing reasonable assurance that receipts and expenditures of company assets are made in accordance with management authorization; and providing reasonable assurance that unauthorized acquisition, use or disposition of company assets that could have a material effect on our financial statements would be prevented or detected on a timely basis. Because of its inherent limitations, internal control over financial reporting is not intended to provide absolute assurance that a misstatement of our financial statements would be prevented or detected.

Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2007.

This annual report does not include an attestation report of the company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

Changes in Internal Control Over Financial Reporting

There were no changes to our internal control over financial reporting that occurred during the quarter ended December 31, 2007, which were identified in connection with our management’s evaluation required by Rules 13a-15(d) and 15d-15(d) under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information.

Not Applicable.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

The information required by this item is incorporated herein by reference to the sections entitled “Proposal—Election of Directors,” “Board of Directors and Corporate Governance—Number, Term and Election of Directors,” “Section 16(a) Beneficial Ownership Reporting Compliance,” and “Board of Directors and Corporate Governance—Committees of the Board of Directors—Audit Committee” in our proxy statement for the 2008 annual meeting of shareholders, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after December 31, 2007. Information regarding our executive officer is set forth in Item 4 of Part 1 of this annual report under the caption “Executive Officers and Directors of the Registrant.”

See Item 1 “Business—Available Information” for information on the Code of Ethics applicable to our President and Chief Executive Officer, which information is incorporated herein by reference.

Item 11.	Executive Compensation.

The information required by this item is incorporated herein by reference to the sections entitled “Compensation Discussion and Analysis,” “Executive Compensation,” “Board of Directors and Corporate Governance—Board of Directors Compensation,” “Board of Directors and Corporate Governance—Compensation Committee Interlocks and Insider Participation” and “Compensation Committee Report” in our proxy statement for the 2008 annual meeting of shareholders, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after December 31, 2007.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this item is incorporated herein by reference to the sections entitled “Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters” in our proxy statement for the 2008 annual meeting of shareholders, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after December 31, 2007.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

The information required by this item is incorporated herein by reference to the sections entitled “Board of Directors and Corporate Governance—Related Person Transactions,” “Proposal—Election of Directors,” “Board of Directors and Corporate Governance—Number, Term and Election of Directors,” “Board of Directors and Corporate Governance—Independence of the Board of Directors” and “Board of Directors and Corporate Governance—Committees of the Board of Directors” in our proxy statement for the 2008 annual meeting of shareholders, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after December 31, 2007.

Item 14.	Principal Accountant Fees and Services.

The information required by this item is incorporated herein by reference to the section entitled “Independent Registered Public Accounting Firm” in our proxy statement for the 2008 annual meeting of shareholders, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after December 31, 2007.

PART IV

Item 15.	Exhibits and Financial Statement Schedules.

The following documents are being filed as part of this Annual Report on Form 10-K.

(a)	Financial Statements.

(b)	Exhibits.

Exhibit 32.1 is being furnished with this Annual Report on Form 10-K and is not deemed “filed” for purposes of Section 18 of the Securities Exchange Act or otherwise subject to the liability of that section.

Exhibit Number	Description
3.1*
Restated Articles of Incorporation of the Registrant, as amended by Articles of Amendment dated April 17, 2006, June 1, 2007 (including designation of Series R Participating Cumulative Preferred Stock) and February 21, 2008.

3.2*	Third Amended and Restated Bylaws of the Registrant, as amended.
4.1
Rights Agreement, dated as of June 1, 2007, between Eden Bioscience and Mellon Investor Services LLC (including form of Rights Certificate and the Summary of Rights to Purchase Preferred Shares) (incorporated by reference to Exhibit 4.1 to Eden Bioscience’s Registration Statement on Form 8-A (File No. 001-33510), filed with the SEC on June 4, 2007).

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

Exhibit Number	Description
10.9
Form of Indemnification Agreement (incorporated by reference to Exhibit 10.6 to Eden Bioscience’s Registration Statement on Form S-1, as amended (Commission File No. 333-41028), initially filed with the SEC on July 7, 2000).

10.10**
Employment Agreement, dated July 25, 2007, between the Registrant and Bradley S. Powell (incorporated by reference to Exhibit 10.1 to Eden Bioscience’s Current Report on Form 8-K (Commission File No. 001-33510), filed with the SEC on July 30, 2007).

10.11**
Change of Control Agreement, dated August 16, 2000, between the Registrant and Bradley S. Powell (incorporated by reference to Exhibit 10.10 to Eden Bioscience’s Registration Statement on Form S-1, as amended (Commission File No. 333-41028), initially filed with the SEC on July 7, 2000).

10.12**
Letter agreement, dated January 28, 2002, between the Registrant and Bradley S. Powell (incorporated by reference to Exhibit 10.15 to Eden Bioscience’s Annual Report on Form 10-K (Commission File No. 0-31499), filed with the SEC on March 29, 2002).

10.13**
Change of Control Agreement, dated August 16, 2000, between the Registrant and Zhongmin Wei (incorporated by reference to Exhibit 10.11 to Eden Bioscience’s Registration Statement on Form S-1, as amended (Commission File No. 333-41028), initially filed with the SEC on July 7, 2000).

10.14**
Agreement related to severance, dated August 1, 2006, between Dr. Zhongmin Wei and Eden Bioscience Corporation (incorporated by reference to Exhibit 10.2 to Eden Bioscience’s Quarterly Report on Form 10-Q (Commission File No. 0-31499), filed with the SEC on August 4, 2006).

21.1	Subsidiaries of the Registrant (incorporated by reference to Exhibit 21.1 to Eden Bioscience’s Annual Report on Form 10-K (Commission File No. 0-31499), filed with the SEC on March 29, 2002).
23.1*	Consent of Peterson Sullivan PLLC.
23.2*	Consent of KPMG LLP.
31.1*	Rule 13a-14(a) Certification (President and Chief Financial Officer).
32.1*	Section 1350 Certification (President and Chief Financial Officer).

*	Filed herewith.

**	Management contract or compensatory plan, contract or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Bothell, State of Washington, on March 27, 2008.

EDEN BIOSCIENCE CORPORATION

By:	/s/ Bradley S. Powell Bradley S. Powell, President, Chief Financial Officer and Secretary

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities indicated below on March 27, 2008.

Signature	Title
/s/ Bradley S. Powell Bradley S. Powell	President, Chief Financial Officer and Secretary (Principal Executive, Financial and Accounting Officer)

/s/ William T. Weyerhaeuser William T. Weyerhaeuser	Chairman of the Board of Directors

/s/ Rhett R. Atkins Rhett R. Atkins	Director

/s/ Gilberto H. Gonzalez Gilberto H. Gonzalez	Director

/s/ Roger Ivesdal Roger Ivesdal	Director

/s/ Jon E. M. Jacoby Jon E. M. Jacoby	Director

/s/ Albert A. James Albert A. James	Director

/s/ Agatha L. Maza Agatha L. Maza	Director

/s/ Richard N. Pahre Richard N. Pahre	Director