Form 10-Q
period 2008-03-31
EDEN BIOSCIENCE CORP
filed 2008-05-13
CIK 930095

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

___________________________________

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2008

or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from ________ to ________

Commission File Number 0-31499

Eden Bioscience Corporation

(Exact name of registrant as specified in its charter)

Washington	91-1649604
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

11816 North Creek Parkway N.

Bothell, Washington	98011-8201
(Address of principal executive offices)	(Zip Code)

(425) 806-7300

(Registrant’s telephone number, including area code)

Not applicable.

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒	No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	(Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐	No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of May 6, 2008
Common Stock, $0.0025 Par Value	2,716,486

Eden Bioscience Corporation

Index to Form 10-Q

Page
Part I.	Financial Information

Item 1.	Financial Statements	2

Condensed Consolidated Balance Sheets as of March 31, 2008 and
December 31, 2007	2

Condensed Consolidated Statements of Operations for the Three Months
Ended March 31, 2008 and 2007	3

Condensed Consolidated Statements of Cash Flows for the Three Months
Ended March 31, 2008 and 2007	4

Notes to Unaudited Condensed Consolidated Financial Statements	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	11

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	17

Item 4.	Controls and Procedures	18

Part II.	Other Information

Item 6.	Exhibits	18

Signatures	18

PART I -- FINANCIAL INFORMATION

Item 1. Financial Statements

EDEN BIOSCIENCE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

ASSETS
	March 31, 2008	December 31, 2007
Current assets:
Cash and cash equivalents	$ 5,449,003	$ 5,668,239
Accounts receivable	37,278	—
Inventory, current	43,997	41,749
Prepaid expenses and other current assets	106,171	68,537
Total current assets	5,636,449	5,778,525
Inventory, non-current	40,360	60,035
Property and equipment	99	99
Other assets	55,545	59,027
Total assets	$ 5,732,453	$ 5,897,686

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$ 41,540	$ 29,979
Accrued liabilities	184,438	232,631
Total current liabilities	225,978	262,610

Commitments and contingencies

Shareholders’ equity:
Preferred stock, $0.01 par value, 10,000,000 shares authorized; no shares issued and outstanding at March 31, 2008 and December 31, 2007	—	—
Common stock, $0.0025 par value, 11,111,111 shares authorized; 2,716,486 issued and outstanding shares at March 31, 2008 and December 31, 2007	6,791	6,791
Additional paid-in capital	132,884,000	132,882,325
Accumulated deficit	(127,384,316)	(127,254,040)
Total shareholders’ equity	5,506,475	5,635,076
Total liabilities and shareholders’ equity	$ 5,732,453	$ 5,897,686

The accompanying notes are an integral part of these statements.

EDEN BIOSCIENCE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31,
	2008	2007

Product sales	$ 80,890	$ 188,772

Operating expenses:
Cost of goods sold	29,022	123,242
Research and development	—	136,442
Selling, general and administrative	237,565	399,782
Total operating expenses	266,587	659,466

Loss from operations	(185,697)	(470,694)

Other income:
Gain on sale of Harpin Protein Technology	—	113,968
Interest income	55,421	63,961
Total other income	55,421	177,929

Loss before income taxes	(130,276)	(292,765)
Income taxes	—	—
Net loss	$ (130,276)	$ (292,765)

Basic and diluted net loss per share	$ (0.05)	$ (0.11)

Weighted average shares outstanding used to compute net loss per share	2,716,486	2,716,486

The accompanying notes are an integral part of these statements.

EDEN BIOSCIENCE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2008	2007
Cash flows from operating activities:
Net loss	$ (130,276)	$ (292,765)
Adjustments to reconcile net loss to net cash used in operating activities net of effects of sale of Harpin Protein Technology:
Stock compensation expense	1,675	5,503
Gain on sale of Harpin Protein Technology	—	(113,968)
Accretion expense	—	5,672
Deferred rent payable	—	(1,406)
Changes in assets and liabilities:
Accounts receivable	(37,278)	47,617
Inventory	17,427	47,358
Prepaid expenses and other assets	(34,152)	284,716
Accounts payable	11,590	(108,272)
Accrued liabilities	(50,945)	(142,166)
Net cash used in operating activities	(221,959)	(267,711)

Cash flows from investing activities:
Proceeds from sale of Harpin Protein Technology	—	1,396,824
Proceeds from sale of equipment	—	50,000
Net cash provided by investing activities	—	1,446,824

Effect of foreign currency exchange rates on cash and cash equivalents	2,723	35,032

Net (decrease) increase in cash and cash equivalents	(219,236)	1,214,145
Cash and cash equivalents at beginning of period	5,668,239	4,185,225
Cash and cash equivalents at end of period	$ 5,449,003	$ 5,399,370

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and pursuant to the instructions to Form 10-Q. Accordingly, they do not include all of the information and notes required by U.S. generally accepted accounting principles for complete financial statements. The balance sheet at December 31, 2007 has been derived from the audited financial statements at that date but does not include all of the information and notes required by U.S. generally accepted accounting principles for complete financial statements. These financial statements and notes should be read in conjunction with the financial statements and notes as of and for the year ended December 31, 2007 included in the Company’s Annual Report on Form 10-K, which was filed with the Securities and Exchange Commission on March 28, 2008.

In the opinion of management, the unaudited condensed consolidated financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to state fairly the financial information set forth therein. Results of operations for the three months ended March 31, 2008 are not necessarily indicative of the results expected for the full fiscal year or for any future period.

On February 22, 2008, the Company amended its Restated Articles of Incorporation, as amended, to reduce the Company’s number of authorized shares of common stock from 33,333,333 to 11,111,111 and to effect a 1-for-3 reverse stock split of the Company’s outstanding common stock. The reverse stock split was effective at 5:00 p.m., Pacific time, on February 22, 2008 and the Company’s common stock began trading as adjusted for the reverse stock split on February 25, 2008. As a result of this reverse stock split, each three shares of common stock were exchanged for one share of common stock, with cash being issued for any fractional shares, and the total number of shares outstanding was reduced from 8.1 million shares to approximately 2.7 million shares. The Company has retroactively adjusted all the share information to reflect this reverse stock split in the accompanying consolidated financial statements and notes.

Liquidity

The Company’s operating expenditures have been significant since its inception. The Company currently anticipates that it’s operating expenses in 2008, although less than its operating expenses in 2007, will significantly exceed net sales of its harpin protein-based home and garden products (“Home and Garden Products”) to the Home and Garden Market and that net losses and working capital requirements will consume a material amount of its cash resources in 2008. The Company’s future capital requirements will depend on the success of its Home and Garden Business and its ability to successfully implement its strategy of realizing potential value from its remaining

EDEN BIOSCIENCE CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

business assets, primarily its tax loss carryforwards. The Company does not plan to make a substantial investment toward the development of its Home and Garden Business. Management of the Company believes that the balance of its cash and cash equivalents at March 31, 2008 will be sufficient to meet its anticipated cash needs for net losses, working capital and capital expenditures for more than the next 12 months, although there can be no assurance in that regard.

Estimates Used in Financial Statement Preparation

The preparation of financial statements in conformity with generally accepted accounting principles in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Examples include fair value of property and equipment; expense accruals; warranty claims, inventory valuation and classification; fair value of stock compensation arrangements and bad debts. Such estimates and assumptions are based on historical experience, where applicable, management’s plans, and other assumptions. Estimates and assumptions are reviewed periodically and the effects of revisions are reflected in the financial statements prospectively when they are determined to be necessary. Actual results could differ from these estimates.

Accounts Receivable

In determining the adequacy of the allowance for doubtful accounts, the Company considers a number of factors, including the aging of the accounts receivable portfolio, customer payment trends, the financial condition of its customers, historical bad debts and current economic trends. Based upon an analysis of outstanding net accounts receivable, no allowance for doubtful accounts was recorded at March 31, 2008.

Inventory

Inventory is valued at the lower of average cost or market. Costs include material, labor and overhead. The Company estimates inventory cost reductions based on expected sales value, including the results of quality control testing and the amount and age of product in the Company’s inventory.

Property and Equipment

Property and equipment are recorded at estimated fair value using an orderly liquidation method. Property and equipment consist of assets used in our Home and Garden Business. Improvements and replacements are capitalized. Maintenance and repairs are expensed when incurred.

Other Assets

As of March 31, 2008 and December 31, 2007, other non-current assets consist primarily of prepaid insurance.

Revenues

The Company recognizes revenue from product sales when product is delivered to its distributors and all significant obligations of the Company have been satisfied, unless acceptance provisions or other contingencies or arrangements exist. If acceptance provisions or contingencies exist, revenue is deferred and recognized later if such provisions or contingencies are satisfied. As part of the analysis of whether all significant obligations of the Company have been satisfied or situations where acceptance provisions or other contingencies or arrangements exist, the Company considers the following elements, among others: sales terms and arrangements, historical experience and current incentive programs. Distributors do not have price protection or product-return rights. The Company provides an allowance for warranty claims based on historical experience and expectations. Shipping and handling costs related to product sales that are paid by the Company are included in cost of goods sold.

Product sales by geographical region were:

	Three Months Ended March 31,
	2008	2007
United States	$ 80,890	$ 177,664
Spain	—	11,108
Product sales	$ 80,890	$ 188,772

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

Foreign Currency Translation

The Company conducts its operations in two primary functional currencies: the U.S. dollar and the euro. Balance sheet accounts of the Company’s foreign operations are translated from foreign currencies into U.S. dollars at period-end exchange rates while income and expenses are translated at average exchange rates during the period. Cumulative translation gains or losses related to net assets located outside the U.S. are shown as a component of shareholders’ equity. Gains and losses resulting from foreign currency transactions, which are denominated in a currency other than the entity’s functional currency, are included in the consolidated statements of operations. As of February 28, 2007, the cumulative translation adjustment related to the Company’s European subsidiary totaling $103,470 was reclassified from accumulated other comprehensive income and reported as part of the gain on sale of Harpin Protein Technology as this subsidiary was substantially liquidated as a result of the sale to PHC. There were no significant gains or losses on foreign currency transactions in the three months ended March 31, 2008 and 2007.

Net Loss per Share

Basic net loss per share is the net loss divided by the average number of shares outstanding during the period. Diluted net loss per share is the net loss divided by the sum of the average number of shares outstanding during the period plus the additional shares that would have been issued had all dilutive stock options been exercised, less shares that would be repurchased with the proceeds from such exercise using the treasury stock method. The effect of including outstanding stock options is antidilutive for all periods presented. Therefore, stock options totaling 141,776 and 204,746 as of March 31, 2008 and 2007, respectively, have been excluded from the calculation of diluted net loss per share.

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

The sale of Harpin Protein Technology to PHC resulted in a gain calculated as follows:

Cash portion of purchase price	$ 2,200,751
Less transaction costs incurred after January 1, 2007	(103,176)
Assets sold to PHC:

EDEN BIOSCIENCE CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Inventory	(1,895,978)
Equipment held for sale	(63,750)
Property and equipment held and used	(647,962)
Liabilities assumed by PHC:
Accrued liabilities	59,625
Other long-term liabilities	460,988
Recognition of cumulative translation adjustment	103,470
Gain on sale of assets to PHC	$ 113,968

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

3. Stock Options

At March 31, 2008, the Company had reserved 32,777 shares of common stock for issuance under the 1995 Combined Incentive and Nonqualified Stock Option Plan, all of which had been granted, and 388,131 shares for issuance under the 2000 Stock Incentive Plan. Options totaling 108,999 under the 2000 Stock Incentive Plan had been granted at March 31, 2008, leaving 279,132 options available for future grant.

The following table summarizes stock option activity:

	Number of Shares	Weighted Average Exercise Price Per Share
Balance at December 31, 2007	146,776	$30.06
Expired	(5,000)	9.00
Balance at March 31, 2008	141,776	30.81

Exercisable at March 31, 2008	140,666	$30.99

4. Inventory

Inventory, at the lower of average cost or market, consists of the following:

	March 31, 2008	December 31, 2007
Raw materials	$ 14,388	$ 18,941
Finished goods	69,969	82,843
Total inventory	84,357	101,784
Less non-current portion of inventory	(40,360)	(60,035)
Current portion of inventory	$ 43,997	$ 41,749

The non-current portion of inventory consists of raw materials and finished goods that the Company does not expect to utilize in the next twelve months following the balance sheet date.

EDEN BIOSCIENCE CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5. Accrued Liabilities

Accrued liabilities consist of the following:

	March 31,	December 31,
	2008	2007
Compensation and benefits	$ 60,123	$ 142,878
Legal fees and expenses	19,201	—
Promotions	40,326	37,416
Warranty	25,000	25,000
Other	39,788	27,337
Total accrued liabilities	$ 184,438	$ 232,631

6. Commitments and Contingencies

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

7. Major Customers

Net product sales to the following distributors accounted for more than ten percent of net revenues for the periods indicated:

	Three Months Ended March 31,
	2008	2007
Customer A	$ —	$ 42,000
Customer B	21,000	28,000
Customer C	**	21,000
Customer D	—	21,000

    ** Less than ten percent.

8. Income Taxes

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

If the Company were to undergo an ownership change as defined in Section 382 of the U.S. Internal Revenue Code (the “Code”), its net tax loss and general business credit carryforwards generated prior to the ownership change would be subject to annual limitations, which could reduce, eliminate, or defer the utilization of these losses. Based upon an analysis of past changes in the Company’s ownership, the Company believes that it has experienced

EDEN BIOSCIENCE CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

ownership changes (as defined under Section 382) on March 20, 1996 and October 2, 2000 and absent any other ownership changes in the future, there are no significant limitations on the Company’s future ability to use tax loss carryforwards generated prior to those dates. The Company does not believe that the sale to PHC resulted in another ownership change that would further limit its future ability to use tax loss carryforwards generated after October 2000 because it was a sale of assets. However, the IRS or some other taxing authority may disagree with the Company’s position and contend that the Company has already experienced other such ownership changes or that the sale of assets resulted in an ownership change. In such case, the Company’s ability to use its tax loss carryforwards to offset future taxable income would be severely limited. If the sale of assets to PHC results in an ownership change as defined in Section 382 of the Code, the Company’s tax loss carryforwards available to offset future taxable income could be severely limited and the tax loss carryforwards may expire as a result of the limitation. If an ownership change does not occur as a result of the sale to PHC, there is still the potential for an ownership change to occur under Section 382 as a result of future changes in stock ownership. Net operating loss carryforwards may expire if the Company does not generate sufficient income to utilize the losses before their normal expiration. In addition to Section 382, certain other statutory provisions and common law doctrine could limit the Company’s opportunities to realize potential value from, or otherwise adversely affect the Company’s ability to preserve and utilize, the Company’s tax loss carryforwards.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This discussion and analysis should be read in conjunction with our unaudited condensed consolidated financial statements and accompanying notes thereto included in this report and with our 2007 audited financial statements and notes thereto included in our most recent Annual Report on Form 10-K, which was filed with the Securities and Exchange Commission on March 28, 2008.

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 that involve risks and uncertainties, such as statements regarding our ability to preserve and employ our tax loss carryforwards and our belief that our cash balance at March 31, 2008 will be sufficient to meet anticipated cash needs for more than the next 12 months. We use words such as “anticipate,” “believe,” “expect,” “future” and “intend,” the negative of these terms and similar expressions to identify forward-looking statements. However, these words are not the exclusive means of identifying such statements. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances are forward-looking statements. Our actual results could differ materially from those anticipated in these forward-looking statements for many reasons, including the following factors.

•	Our business objective of realizing potential value from our tax loss carryforwards is highly speculative and subject to numerous material uncertainties.
•	Our inability to realize value from our tax loss carryforwards.
•	Our inability to use our tax loss carryforwards because we are unable to generate taxable income.
•	IRS challenge of the amount of our tax loss carryforwards.
•	Changes in legislation that could negatively affect our ability to use the tax benefits associated with our tax loss carryforwards.
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

•	Our inability to compete successfully in the market for Home and Garden Products.
•	Our inability to compete with PHC’s Harpin Protein Technology business until after February 28, 2009.
•	Our inability to achieve profitability or our inability to identify and acquire other businesses on favorable terms in order to increase our revenues and generate new income.
•	Our inability to obtain regulatory approvals, or to comply with ongoing and changing regulatory requirements, which could delay or prevent sales of our current or any future Home and Garden Products.
•	Our inability to adequately distinguish our products from genetically modified plants and products, which could negatively impact market acceptance and regulatory approval of our products.
•	The occurrence of product liability claims which could adversely affect our operations.

•	Rapid changes in technology, which could render our current or any future products we may develop unmarketable or obsolete.
•	Our inability to retain our existing personnel, which could impair our ability to successfully manage our business or achieve our objectives.
•	We may be delisted from the Nasdaq Capital Market if we do not satisfy continued listing requirements.

Information about factors that potentially could affect our financial results and our business include, but are not limited to, those discussed under Item 1A “Risk Factors” in our most recent Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 28, 2008. You should not place undue reliance on our forward-looking statements, which apply only as of the date of this report. The cautionary statements made in this report apply to all forward-looking statements wherever they appear in this report. Except as may be required by law, we undertake no obligation to publicly release any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

Overview

We have incurred significant operating losses since our inception in 1994. As of March 31, 2008, we had an accumulated deficit of $127,384,316. We incurred net losses of $130,276 in the first three months of 2008, $1,001,103 in 2007, $9,445,185 in 2006 and $10,857,865 in 2005. On February 28, 2007, we sold our proprietary harpin protein-based technology and substantially all of our assets used in our worldwide agricultural and horticultural markets to Plant Health Care, Inc. (“PHC”). From December 1, 2006 through February 28, 2007, we operated under an Independent Distribution Agreement whereby PHC served as the exclusive distributor of the Company’s products for all channels of trade, other than to retail distributors and consumers (the “Home and Garden Market”), in substantially all worldwide territories. The Company’s business strategy after the sale is to sell harpin protein-based products to the Home and Garden Market (the “Home and Garden Business”) and use its available cash and any revenue generated from its Home and Garden Business to explore whether there may be opportunities to realize potential value from its remaining business assets, primarily its tax loss carryforwards. This sale enabled us to significantly reduce our operating losses and liabilities, generated cash for our Home and Harden Business and preserved the potential future value of our remaining business assets, primarily our tax loss carryforwards. As part of the closing, we entered into a license and supply agreement with PHC, pursuant to which PHC granted us an exclusive worldwide right and license to sell harpin protein-based products (“Home and Garden Products”) for the protection of plants and seeds and the promotion of overall plant health in the Home and Garden Market and a royalty free, exclusive worldwide license to use the Messenger, MightyPlant and Harp-N-Tek trademarks in connection with the sale of our Home and Garden Products. Under the license and supply agreement, PHC agreed to supply us harpin proteins and harpin-protein based products for our Home and Garden Business.

As a result of the sale of our harpin protein-based technology, our Home and Garden Business is the only continuing portion of our operations and will be our primary source of revenue in 2008. Our Home and Garden Business has a limited operating history and has generated only limited revenue to date. For the three months ended March 31, 2008 and March 31, 2007, our Home and Garden Business generated revenue of $80,890 and $134,659, respectively, while for the years ended December 31, 2007 and 2006, our Home and Garden Business generated revenue of $260,371 and $384,841, respectively. We have no current intention of making substantial additional investments in our Home and Garden Business. Our current business strategy is to use any revenue generated by our Home and Garden Business to support our continued operations while we explore whether there may be opportunities to realize potential value from our remaining business assets, primarily our tax loss carryforwards. The strategy is extremely speculative and subject to a large number of risks and uncertainties including those set forth under Item 1A “Risk Factors” in our most recent Annual Report on Form 10-K, which was filed on March 28, 2008, and elsewhere in this report. Strategies for realizing value from our tax loss carryforwards and remaining business assets may include pursuing acquisitions intended to increase revenues and generate net income. Although we do not currently have specific plans to do so, we may in the future commit resources to such acquisitions or other alternative opportunities. We expect to incur additional net losses as we proceed with our Home and Garden Business and as we explore whether there may be opportunities to realize potential value from our remaining business assets, primarily our tax loss carryforwards.

On February 22, 2008, we amended our Restated Articles of Incorporation, as amended, to reduce the number of authorized shares of our common stock from 33,333,333 to 11,111,111 and to effect a 1-for-3 reverse stock split of our outstanding common stock. The reverse stock split was effective at 5:00 p.m., Pacific time, on February 22,

2008 and our common stock began trading as adjusted for the reverse stock split on February 25, 2008. As a result of this reverse stock split, each three shares of common stock were exchanged for one share of common stock, with cash being issued for any fractional shares, and the total number of shares outstanding was reduced from 8.1 million shares to approximately 2.7 million shares. We have retroactively adjusted all the share information in this Form 10-Q to reflect this reverse stock split.

Results of Operations

Revenues

Product sales revenue through February 28, 2007, prior to the sale of our Harpin Protein Technology, resulted primarily from sales of Messenger STS, N-Hibit™, ProAct™, MightyPlant™ and other related products primarily to distributors in the agricultural markets in the United States and Spain. Product sales revenue in March 2007, after the sale of our harpin protein-based technology, resulted primarily from sales of Messenger, Messenger Seed Treatment and MightyPlant with Messenger Gold primarily to distributors and consumers in the Home and Garden Market in the United States. Revenues from product sales are recognized when (a) the product is delivered to independent distributors, (b) we have satisfied all of our significant obligations and (c) any acceptance provisions or other contingencies or arrangements have been satisfied, including whether collection is reasonably assured. As part of the analysis of whether all of our significant obligations have been satisfied or situations where acceptance provisions or other contingencies or arrangements exist, we consider the following elements, among others: sales terms and arrangements, historical experience and current incentive programs. Our distributor arrangements provide no price protection or product-return rights. Product sales by geographical region were:

	Three Months Ended March 31,
	2008	2007
United States	$ 80,890	$ 177,664
Spain	—	11,108
Product sales	$ 80,890	$ 188,772

Product sales revenue for the first quarter of 2008 was $80,890, a decrease of $107,882 from $188,772 in the same quarter of 2007. The decrease is a result of the sale of our harpin protein technology to PHC on February 28, 2007, no recognition of sales of Messenger STS in Spain, as described below, and lower sales in our Home and Garden Business. Sales in the Home and Garden Market totaled $80,890 and $134,659 in the three months ended March 31, 2008 and 2007, respectively. We believe this decrease in sales volume is due to lower spending on personnel, marketing and advertising following the sale of our harpin protein-based technology to PHC.

In February 2004, we received approval to sell Messenger in Spain. We initiated marketing activities in March 2004, but the approval was not received in time to meet initial sales activity. In order to ensure that an adequate supply of Messenger STS was quickly disbursed in the new distribution channel and to limit the amount of working capital required by our new distributors at this early stage of introduction, we granted flexible and/or extended payment terms to distributors in this new market. Because of this combination of factors, revenues from product deliveries to certain distributors were deferred and are recognized as payment is received. We recognized net revenue of $11,108 in the first quarter of 2007. Revenue of approximately $54,000 was deferred at March 31, 2008 and will be recognized if payment is received.

Due to the growing seasons in the United States, we expect usage of our products to be highly seasonal. Based on the recommended application timing, we expect the second quarter to be the most significant period of use. Our product sales to distributors are also expected to be seasonal. However, actual timing of orders received from distributors will depend on many factors, including the amounts of our products in distributors’ inventories.

Cost of Goods Sold

Cost of goods sold includes the cost of products sold and used for promotional purposes, shipping and handling and other costs necessary to store and deliver products to customers. Cost of goods sold was $29,022 in the first quarter of 2008, compared to $123,242 in the first quarter of 2007. The decrease in cost of goods sold was primarily due to lower sales volumes in our Home and Garden Business and lower sales volumes, facility expenses, shipping and handling costs and products used for promotional purposes as a result of the sale of our harpin protein-based technology to PHC.

Research and Development Expenses

Research and development expenses consisted primarily of personnel, field trial, laboratory, regulatory, patent and facility expenses. Research and development expenses ceased as a result of the sale of our harpin protein-based technology to PHC and we do not expect to incur any such expenses in 2008.

Selling, General and Administrative Expenses

Selling, general and administrative expenses consist of payroll and related expenses for sales and marketing, executive and administrative personnel; advertising, marketing and professional fees; and other corporate expenses. Selling, general and administrative expenses decreased $162,217 from $399,782 in the first quarter of 2007 to $237,565 in the same quarter of 2008. The decrease resulted primarily from reductions in personnel, advertising and marketing expenses in our Home and Garden Business and a reduction in facility and related costs resulting from the sale of our harpin protein-based technology to PHC.

Our business strategy moving forward is to use any revenues generated by our Home and Garden Business to support our operations while we explore whether there may be opportunities to realize potential value from our remaining business assets, primarily our tax loss carryforwards. We engaged legal professionals to validate the underlying assumptions related to our tax loss carryforwards and analyze and provide advice on the options that may be available to preserve and maximize the potential use of our deferred tax assets, as well as on potential limitations and risks of such utilization strategy. We also engaged Stephens Inc. to act as our exclusive financial advisor in connection with our efforts to effect one or more business combinations. We expect this to be an expensive and time consuming process, and we may not generate revenue from our Home and Garden Business or otherwise attract capital to support the process for its duration.

Gain on sale of Harpin Protein Technology

On February 28, 2007, under the terms of an Asset Purchase Agreement, we sold our harpin protein-based technology to PHC for $1,396,824 in cash, net of transaction costs incurred after January 1, 2007 totaling $103,176, a promissory note in the principal amount of $700,751 payable on December 28, 2007 and the assumption by PHC of certain of the liabilities relating to or arising out of our harpin protein-based technology totaling $520,613. The promissory note had an interest rate of 5% per annum and was paid in full on December 31, 2007. Our harpin protein-based technology includes substantially all of our assets used in the creation of plant health technology incorporating harpin proteins and the manufacture of biopesticide, plant health and nutrient products utilizing the harpin protein-based technology. These assets included all intellectual property, contracts (including our license agreement with the CRF and our office and manufacturing facility lease), equipment and inventory related to our worldwide agricultural and horticultural markets. The sale of our harpin protein-based technology to PHC resulted in a gain of $113,968.

Interest Income

Interest income consists of earnings on our cash and cash equivalents and note receivable. Interest income decreased $8,540 from $63,961 in the first quarter of 2007 to $55,421 in the same quarter of 2008. The decrease was primarily due to lower interest rates in the quarter ended March 31, 2008 compared to the same quarter in 2007.

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

Our business strategy is to use any revenue generated by our Home and Garden Business to support our continued operations while we explore whether there may be opportunities to realize potential value from our remaining business assets, primarily our tax loss carryforwards. The strategy is extremely speculative and subject to a large number of risks and uncertainties including those set forth under Item 1A “Risk Factors” in our most recent Annual Report on Form 10-K, which was filed on March 28, 2008, and elsewhere in our most recent Annual Report on Form 10-K and in this report. We have conducted limited analysis of our ability to utilize our tax loss carryforwards and have drawn no final conclusions about the viability of this strategy. In order to confirm whether there are opportunities to realize potential value from our tax loss carryforwards, we engaged legal and investment banking professionals during 2007 to validate the underlying assumptions related to our tax loss carryforwards and analyze and provide advice on the options that may be available to preserve and maximize the potential use of our tax loss carryforwards, as well as on potential limitations and risks of such utilization strategy. In September 2007, we engaged Stephens Inc. to act as our exclusive financial advisor in connection with our efforts to effect one or more business combinations. This will continue to be an expensive and time consuming process, and we may not generate sufficient revenue from our Home and Garden Business or otherwise attract sufficient capital to support the process for its duration.

If we were to undergo an ownership change as defined in Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”), our net tax loss and general business credit carryforwards generated prior to the ownership change would be subject to annual limitations, which could reduce, eliminate, or defer the utilization of these losses. Based upon an analysis completed during the third quarter of 2007 of past changes in our ownership, we believe we have experienced ownership changes (as defined under Section 382 of the Code) on March 20, 1996 and October 2, 2000 and absent any other ownership changes in the future, there are no significant limitations on our future ability to use tax loss carryforwards generated prior to those dates. We do not believe that the sale to PHC resulted in another ownership change that would further limit our future ability to use tax loss carryforwards generated after October 2000 because it was a sale of assets. However, the IRS or some other taxing authority may disagree with our position and contend that we have already experienced other such ownership changes or that the sale of assets resulted in an ownership change. In such case, our ability to use our tax loss carryforwards to offset future taxable income would be severely limited. If the sale of assets to PHC results in an ownership change as defined in Section 382 of the Code, our tax loss carryforwards available to offset future taxable income could be severely limited and the tax loss carryforwards may expire as a result of the limitation. If an ownership change does not occur as a result of the sale to PHC, there is still the potential for an ownership change to occur under Section 382 of the Code as a result of future changes in stock ownership. Net operating loss carryforwards may expire if we do not generate sufficient income to utilize the losses before their normal expiration.

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

Finally, in addition to Section 382 of the Code, certain other statutory provisions and common law doctrine could limit our opportunities to realize potential value from, or otherwise adversely affect our ability to preserve and utilize, our tax loss carryforwards.

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

Liquidity and Capital Resources

Our operating expenditures have been significant since our inception. We currently anticipate that our operating expenses in 2008 will significantly exceed net home and garden product sales and that net losses and working capital requirements will consume a material amount of our cash resources in 2008. Our future capital requirements will depend on the success of our Home and Garden Business and our ability to successfully implement our strategy of realizing potential value from our remaining business assets, primarily our tax loss carryforwards. We have no current intention to make substantial investments to grow our Home and Garden Business. We believe that the balance of our cash and cash equivalents at March 31, 2008 will be sufficient to meet our anticipated cash needs for net losses, working capital and capital expenditures for more than the next 12 months, although there can be no assurance in this regard.

At March 31, 2008, our cash and cash equivalents totaled $5,449,003, a decrease of $219,236 from the balance of $5,668,239 at December 31, 2007. In 2007, we received $2,097,575 in net proceeds (after transaction costs incurred after January 1, 2007) from the sale of our harpin protein-based technology to PHC. To a lesser extent, we have financed our equipment acquisitions through lease financings. We plan to finance our operations in 2008 using existing cash and cash equivalents. As discussed in detail above under “—Results of Operations—Income Taxes,” our business strategy of exploring whether there may be opportunities to utilize our remaining business assets, including our tax loss carryforwards, will, due to the importance of avoiding a future ownership change under the tax laws, limit us in our ability to issue additional stock to provide capital for our business.

Net cash used in operations decreased by $45,752 from $267,711 in the first three months of 2007 to $221,959 in the same period of 2008. Net cash used in operations in the first three months of 2008 resulted primarily from a net loss of $130,276 and net fluctuations in various asset and liability balances totaling $93,358. Net cash used in operations in the first three months of 2007 resulted primarily from a net loss of $292,765 offset by net fluctuations in various asset and liability balances totaling $129,253 offset by the gain on sale of our harpin protein-based technology. We expect that net cash used in operations will continue to be significant. We currently have no contractual obligations associated with capital and operating lease obligations.

Net cash provided by investing activities was zero in the first three months of 2008 compared to $1,446,824 in the same period of 2007. The amount in 2007 resulted from the proceeds from the sale of our harpin protein-based technology to PHC and the proceeds from a sale of equipment. No such sales occurred in 2008.

We conduct our operations in two primary functional currencies: the U.S. dollar and the euro. Historically, neither fluctuations in foreign exchange rates nor changes in foreign economic conditions have had a significant impact on our financial condition or results of operations. We currently do not hedge our foreign currency exposures and are, therefore, subject to the risk of exchange rate fluctuations. We invoice our international customers in euros. We are exposed to foreign exchange rate fluctuations as the financial results of foreign subsidiaries are translated into U.S. dollars in consolidation. As of February 28, 2007, the cumulative translation adjustment related to our European subsidiary totaling $103,470 was reclassified from accumulated other comprehensive income and reported as part of the gain on sale of Harpin Protein Technology as this subsidiary was substantially liquidated as a result of the sale to PHC. Foreign exchange rate fluctuations did not have a material impact on our financial statements in the three months ended March 31, 2008 and 2007.

Employment Agreement

On July 25, 2007, we entered into an employment agreement with Bradley S. Powell, its President and Chief Financial Officer. The employment agreement extinguished Mr. Powell’s change-in-control agreement, dated August 16, 2000, and severance agreement, dated January 28, 2002, in exchange for supplemental payments totaling

$356,145. The supplemental payments were paid in installments as follows: one-half on July 25, 2007; one-quarter on September 30, 2007; and one-quarter on January 15, 2008. On March 19, 2008, the Compensation Committee of the Board of Directors approved a bonus plan for Mr. Powell pursuant to which he will be paid a cash bonus equal to one times his annual base salary upon completion of an acquisition, merger or consolidation to which we are a party.  Previously, pursuant to the terms of Mr. Powell's existing employment agreement, any such bonus, including the amount thereof, was payable only if approved by the Compensation Committee at its sole discretion.

Critical Accounting Policies, Estimates and Judgments

Our critical accounting policies are more fully described in Note 1 to this report and in Note 1 to our audited consolidated financial statements included in our most recent Annual Report on Form 10-K, which was filed with the Securities and Exchange Commission on March 28, 2008. Certain of our accounting policies require the application of significant judgment by management in selecting the appropriate assumptions for calculating financial estimates. By their nature, these judgments are subject to an inherent degree of uncertainty. These judgments are based on historical experience, terms of existing contracts, commonly accepted industry practices, information provided by our customers and other assumptions that we believe are reasonable under the circumstances. Our estimates and assumptions are reviewed periodically and the effects of revisions are reflected in the condensed consolidated financial statements in the period in which they are determined to be necessary. Actual results may differ from these estimates under different assumptions or conditions. Our critical accounting policies and estimates include:

Revenue Recognition

Prior to the sale of our harpin protein-based technology assets on February 28, 2007, we sold the majority of our products to independent, third-party distributors in the agricultural and horticultural markets. We sell the majority of our Home and Garden Products to independent, third-party distributors and directly to consumers over the internet in the Home and Garden Markets. Our arrangements with those distributors provide no price protection or product-return rights. We recognize revenue from product sales when product is delivered to our distributors and all of our significant obligations have been satisfied, unless acceptance provisions or other contingencies or arrangements exist, including whether collection is reasonably assured. If acceptance provisions or contingencies exist, revenue is recognized after such provisions or contingencies have been satisfied. As part of the analysis of whether all of our significant obligations have been satisfied or situations where acceptance provisions or other contingencies or arrangements exist, we consider the following elements, among others: sales terms and arrangements, including customer payment terms, historical experience and current incentive programs.

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

Allowance for Doubtful Accounts

In determining the adequacy of the allowance for doubtful accounts, we consider a number of factors, including the age of outstanding invoices, customer payment trends, the financial condition of our customers, historical bad debts and current economic trends. Based upon our analysis of outstanding accounts receivable at March 31, 2008, no allowance for doubtful accounts was recorded. Changes in the factors above or other factors could result in a significant charge.

Inventory Valuation

Our inventory is valued at the lower of cost or market on an average cost basis. We regularly review inventory balances to determine whether a write-down is necessary. We consider various factors in making this determination, including recent sales history, and predicted trends, industry market conditions, general economic conditions, the age of our inventory and recent quality control data. Changes in the factors above or other factors could result in significant inventory cost reductions and write-offs.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

We do not currently hold any derivative instruments, and we do not engage in hedging activities. Also, we do not have any outstanding variable interest rate debt and currently do not enter into any material transactions denominated in foreign currency. Because of the relatively short-term average maturity of our investment funds, such investments are sensitive to interest rate movements. Therefore, our future interest income may be adversely impacted by changes in interest rates. However, our direct exposure to interest rate and foreign exchange rate fluctuation is currently not material to our results of operations. We believe that the market risk arising from the financial instruments or cash equivalents we hold is not material.

Item 4. Controls and Procedures

Our President and Chief Financial Officer has evaluated the effectiveness and design of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the fiscal quarter covered by this report. Based on that evaluation, our President and Chief Financial Officer concluded that, as of the end of the fiscal quarter covered by this report, our disclosure controls and procedures were effective in ensuring that the information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to our President and Chief Financial Officer to allow timely decisions regarding required disclosure.

There were no changes to our internal control over financial reporting that occurred during the quarter ended March 31, 2008, which were identified in connection with our management’s evaluation required by Rules 13a-15(d) and 15d-15(d) under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II -- OTHER INFORMATION

Item 6.	Exhibits

Exhibit 31.1 is being filed as part of this quarterly report on Form 10-Q. Exhibit 32.1 is being furnished with this quarterly report on Form 10-Q.

Exhibit Number	Description
10.1*	Summary of Bonus Plan for Bradley S. Powell.
31.1*	Rule 13a-14(a) Certification (President and Chief Financial Officer).
32.1*	Section 1350 Certification (President and Chief Financial Officer).
* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EDEN BIOSCIENCE CORPORATION

Date: May 13, 2008

By:	/s/ Bradley S. Powell
Bradley S. Powell
President, Chief Financial Officer and Secretary

(Signing on behalf of the registrant and as Principal Executive, Financial and Accounting Officer)