Form 10-Q
period 2008-06-30
EDEN BIOSCIENCE CORP
filed 2008-08-01
CIK 930095

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

___________________________________

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2008

or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from ________ to ________

Commission File Number 0-31499

Eden Bioscience Corporation

(Exact name of registrant as specified in its charter)

Washington (State or other jurisdiction of incorporation or organization)	91-1649604 (I.R.S. Employer Identification No.)

14522 NE North Woodinville Way, Suite 202B Woodinville, Washington (Address of principal executive offices)	98072 (Zip Code)

(425) 806-7300

(Registrant’s telephone number, including area code)

11816 North Creek Parkway N, Bothell, WA 98011-8201

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	(Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐	No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class Common Stock, $0.0025 Par Value	Outstanding as of August 1, 2008 2,716,486

Eden Bioscience Corporation

Index to Form 10-Q

Page
Part I.	Financial Information

Item 1.	Financial Statements	2

Condensed Consolidated Balance Sheets as of June 30, 2008 and
December 31, 2007	2

Condensed Consolidated Statements of Operations for the Three Months and
Six Months Ended June 30, 2008 and 2007	3

Condensed Consolidated Statements of Cash Flows for the Six Months
Ended June 30, 2008 and 2007	4

Notes to Unaudited Condensed Consolidated Financial Statements	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	11

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	18

Item 4.	Controls and Procedures	18

Part II.	Other Information

Item 4.	Submission of Matters to a Vote of Security Holders	18

Item 6.	Exhibits	19

Signature	19

PART I -- FINANCIAL INFORMATION

Item 1. Financial Statements

EDEN BIOSCIENCE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

ASSETS
	June 30, 2008	December 31, 2007
Current assets:
Cash and cash equivalents	$ 5,394,043	$ 5,668,239
Accounts receivable	516	-
Inventory, current	40,724	41,749
Prepaid expenses and other current assets	80,760	68,537
Total current assets	5,516,043	5,778,525
Inventory, non-current	32,334	60,035
Property and equipment	99	99
Other assets	52,093	59,027
Total assets	$ 5,600,569	$ 5,897,686

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$ 35,446	$ 29,979
Accrued liabilities	153,626	232,631
Total current liabilities	189,072	262,610

Commitments and contingencies

Shareholders’ equity:
Preferred stock, $0.01 par value, 10,000,000 shares authorized; no shares issued and outstanding at June 30, 2008 and December 31, 2007	-	-
Common stock, $0.0025 par value, 11,111,111 shares authorized; 2,716,486 issued and outstanding shares at June 30, 2008 and December 31, 2007	6,791	6,791
Additional paid-in capital	132,885,661	132,882,325
Accumulated deficit	(127,480,955)	(127,254,040)
Total shareholders’ equity	5,411,497	5,635,076
Total liabilities and shareholders’ equity	$ 5,600,569	$ 5,897,686

The accompanying notes are an integral part of these statements.

EDEN BIOSCIENCE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007

Product sales	$ 66,118	$ 83,127	$ 147,008	$ 271,899

Operating expenses:
Cost of goods sold	14,958	15,093	43,980	138,335
Research and development	-	-	-	136,442
Selling, general and administrative	186,238	233,718	423,803	633,500
Total operating expenses	201,196	248,811	467,783	908,277

Loss from operations	(135,078)	(165,684)	(320,775)	(636,378)

Other income:
Gain on sale of Harpin Protein Technology	-	-	-	113,968
Interest income	38,439	84,103	93,860	148,064
Total other income	38,439	84,103	93,860	262,032

Loss before income taxes	(96,639)	(81,581)	(226,915)	(374,346)
Income taxes	-	-	-	-
Net loss	$ (96,639)	$ (81,581)	$ (226,915)	$ (374,346)

Basic and diluted net loss per share	$ (0.04)	$ (0.03)	$ (0.08)	$ (0.14)

Weighted average shares outstanding used to compute net loss per share	2,716,486	2,716,486	2,716,486	2,716,486

The accompanying notes are an integral part of these statements.

EDEN BIOSCIENCE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2008	2007
Cash flows from operating activities:
Net loss	$ (226,915)	$ (374,346)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock compensation expense	3,350	10,901
Gain on sale of Harpin Protein Technology	-	(113,968)
Accretion expense	-	5,672
Deferred rent payable	-	(1,406)
Changes in assets and liabilities:
Accounts receivable	(516)	149,544
Inventory	28,726	281,438
Prepaid expenses and other assets	(5,289)	327,571
Accounts payable	5,496	(135,895)
Accrued liabilities	(81,767)	(318,917)
Net cash from operating activities	(276,915)	(169,406)

Cash flows from investing activities:
Proceeds from sale of Harpin Protein Technology	-	1,903,074
Proceeds from sale of equipment	-	50,000
Net cash from investing activities	-	1,953,074

Effect of foreign currency exchange rates on cash and cash equivalents	2,719	35,809

Net increase (decrease) in cash and cash equivalents	(274,196)	1,819,477
Cash and cash equivalents at beginning of period	5,668,239	4,185,225
Cash and cash equivalents at end of period	$ 5,394,043	$ 6,004,702

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

In the opinion of management, the unaudited condensed consolidated financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to state fairly the financial information set forth therein. Results of operations for the three and six months ended June 30, 2008 are not necessarily indicative of the results expected for the full fiscal year or for any future period.

On February 22, 2008, the Company amended its Restated Articles of Incorporation, as amended, to reduce the Company’s number of authorized shares of common stock from 33,333,333 to 11,111,111 and to effect a 1-for-3 reverse stock split of the Company’s outstanding common stock. The reverse stock split was effective at 5:00 p.m., Pacific time, on February 22, 2008 and the Company’s common stock began trading as adjusted for the reverse stock split on February 25, 2008. As a result of this reverse stock split, each three shares of common stock were exchanged for one share of common stock, with cash being issued for any fractional shares, and the total number of shares outstanding was reduced from 8.1 million shares to approximately 2.7 million shares. The Company has retroactively adjusted all the share information to reflect this reverse stock split in the accompanying condensed consolidated financial statements and notes.

Liquidity

The Company’s operating expenditures have been significant since its inception. The Company currently anticipates that it’s operating expenses in 2008, although less than its operating expenses in 2007, will significantly exceed sales of its harpin protein-based home and garden products (“Home and Garden Products”) to the Home and Garden Market and that net losses and working capital requirements will consume a material amount of its cash resources in 2008. The Company’s future capital requirements will depend on the success of its Home and Garden Business and its ability to successfully implement its strategy of realizing potential value from its remaining

EDEN BIOSCIENCE CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

business assets, primarily its tax loss carryforwards. The Company does not plan to make a substantial investment toward the development of its Home and Garden Business. Management of the Company believes that the balance of its cash and cash equivalents at June 30, 2008 will be sufficient to meet its anticipated cash needs for net losses, working capital and capital expenditures for more than the next 12 months, although there can be no assurance in that regard.

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

Inventory

Inventory is valued at the lower of average cost or market. Costs include material, labor and overhead. The Company estimates inventory cost reductions based on expected sales value and the amount and age of product in the Company’s inventory.

Property and Equipment

Property and equipment are recorded at estimated fair value using an orderly liquidation method. Property and equipment consist of assets used in our Home and Garden Business. Improvements and replacements are capitalized. Maintenance and repairs are expensed when incurred.

Other Assets

As of June 30, 2008 and December 31, 2007, other non-current assets consist primarily of prepaid insurance.

Revenues

The Company recognizes revenue from product sales when product is delivered to its customers and all significant obligations of the Company have been satisfied, unless acceptance provisions or other contingencies or arrangements exist. If acceptance provisions or contingencies exist, revenue is deferred and recognized later if such provisions or contingencies are satisfied. As part of the analysis of whether all significant obligations of the Company have been satisfied or situations where acceptance provisions or other contingencies or arrangements exist, the Company considers the following elements, among others: sales terms and arrangements, historical experience and current incentive programs. Customers do not have price protection or product-return rights. The Company provides an allowance for warranty claims based on historical experience and expectations. Shipping and handling costs related to product sales that are paid by the Company are included in cost of goods sold. Product sales by geographical region were:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
United States	$ 66,118	$ 74,403	$ 147,008	$ 252,067
Spain	-	8,724	-	19,832
Product sales	$ 66,118	$ 83,127	$ 147,008	$ 271,899

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

Foreign Currency Translation

The Company conducts its operations in two primary functional currencies: the U.S. dollar and the euro. Balance sheet accounts of the Company’s foreign operations are translated from foreign currencies into U.S. dollars at period-end exchange rates while income and expenses are translated at average exchange rates during the period. Cumulative translation gains or losses related to net assets located outside the U.S. are shown as a component of shareholders’ equity. Gains and losses resulting from foreign currency transactions, which are denominated in a currency other than the entity’s functional currency, are included in the consolidated statements of operations. As of February 28, 2007, the cumulative translation adjustment related to the Company’s European subsidiary totaling $103,470 was reclassified from accumulated other comprehensive income and reported as part of the gain on sale of Harpin Protein Technology as this subsidiary was substantially liquidated as a result of the sale to PHC. There were no significant gains or losses on foreign currency transactions in the three and six month periods ended June 30, 2008 and 2007.

Net Loss per Share

Basic net loss per share is the net loss divided by the average number of shares outstanding during the period. Diluted net loss per share is the net loss divided by the sum of the average number of shares outstanding during the period plus the additional shares that would have been issued had all dilutive stock options been exercised, less shares that would be repurchased with the proceeds from such exercise using the treasury stock method. The effect of including outstanding stock options is antidilutive for all periods presented. Therefore, stock options totaling 141,776 and 148,970 as of June 30, 2008 and 2007, respectively, have been excluded from the calculation of diluted net loss per share.

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

3. Stock Options

At June 30, 2008, the Company had reserved 32,777 shares of common stock for issuance under the 1995 Combined Incentive and Nonqualified Stock Option Plan, all of which had been granted, and 388,131 shares for issuance under the 2000 Stock Incentive Plan. Options totaling 108,999 under the 2000 Stock Incentive Plan had been granted at June 30, 2008, leaving 279,132 options available for future grant.

The following table summarizes stock option activity:

	Number of Shares	Weighted Average Exercise Price Per Share
Balance at December 31, 2007	146,776	$30.06
Expired	(5,000)	9.00
Balance at June 30, 2008	141,776	30.81

Exercisable at June 30, 2008	140,666	$30.99

4. Inventory

Inventory, at the lower of average cost or market, consists of the following:

	June 30,	December 31,
	2008	2007
Raw materials	$ 13,050	$ 18,941
Finished goods	60,008	82,843
Total inventory	73,058	101,784
Less non-current portion of inventory	(32,334)	(60,035)
Current portion of inventory	$ 40,724	$ 41,749

The non-current portion of inventory consists of raw materials and finished goods that the Company does not expect to utilize in the next 12 months following the balance sheet date.

EDEN BIOSCIENCE CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5. Accrued Liabilities

Accrued liabilities consist of the following:

	June 30, 2008	December 31, 2007
Compensation and benefits	$ 63,202	$ 142,878
Promotions	40,182	37,416
Warranty	25,000	25,000
Other	25,242	27,337
Total accrued liabilities	$ 153,626	$ 232,631

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

7. Major Customers

Net product sales to the following distributors accounted for more than ten percent of net revenues for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Customer A	$ -	$ -	$ -	$ 42,000
Customer B	7,000	7,000	29,000	35,000
Customer C	-	9,000	-	**

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

If the Company were to undergo an ownership change as defined in Section 382 of the U.S. Internal Revenue Code (the "Code"), its net tax loss and general business credit carryforwards generated prior to the ownership change would be subject to annual limitations, which could reduce, eliminate, or defer the utilization of these losses. Based upon an analysis of past changes in the Company’s ownership, the Company believes that it has experienced ownership changes (as defined under Section 382) on March 20, 1996 and October 2, 2000 and absent any other ownership changes in the future, there are no significant limitations on the Company’s future ability to use tax loss

EDEN BIOSCIENCE CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

carryforwards generated prior to those dates. The Company does not believe that the sale to PHC resulted in another ownership change that would further limit its future ability to use tax loss carryforwards generated after October 2000 because it was a sale of assets. However, the IRS or some other taxing authority may disagree with the Company’s position and contend that the Company has already experienced other such ownership changes or that the sale of assets resulted in an ownership change. In such case, the Company’s ability to use its tax loss carryforwards to offset future taxable income would be severely limited. If the sale of assets to PHC results in an ownership change as defined in Section 382 of the Code, the Company’s tax loss carryforwards available to offset future taxable income could be severely limited and the tax loss carryforwards may expire as a result of the limitation. If an ownership change does not occur as a result of the sale to PHC, there is still the potential for an ownership change to occur under Section 382 as a result of future changes in stock ownership. Net operating loss carryforwards may expire if the Company does not generate sufficient income to utilize the losses before their normal expiration. In addition to Section 382, certain other statutory provisions and common law doctrine could limit the Company’s opportunities to realize potential value from, or otherwise adversely affect the Company’s ability to preserve and utilize, the Company’s tax loss carryforwards.

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

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 that involve risks and uncertainties, such as statements regarding our ability to preserve and employ our tax loss carryforwards and our belief that our cash balance at June30, 2008 will be sufficient to meet anticipated cash needs for more than the next 12 months. We use words such as “anticipate,” “believe,” “expect,” “future” and “intend,” the negative of these terms and similar expressions to identify forward-looking statements. However, these words are not the exclusive means of identifying such statements. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances are forward-looking statements. Our actual results could differ materially from those anticipated in these forward-looking statements for many reasons, including the following factors.

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

Information about factors that potentially could affect our financial results and our business include, but are not limited to, those discussed under Item 1A "Risk Factors" in our most recent Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 28, 2008. You should not place undue reliance on our forward-looking statements, which apply only as of the date of this report. The cautionary statements made in this report apply to all forward-looking statements wherever they appear in this report. Except as may be required by law, we undertake no obligation to publicly release any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

Overview

We have incurred significant operating losses since our inception in 1994. As of June 30, 2008, we had an accumulated deficit of $127,480,956. We incurred net losses of $226,915 in the first six months of 2008, $1,001,103 in 2007, $9,445,185 in 2006 and $10,857,865 in 2005. On February 28, 2007, we sold our proprietary harpin protein-based technology and substantially all of our assets used in our worldwide agricultural and horticultural markets to Plant Health Care, Inc. (“PHC”). From December 1, 2006 through February 28, 2007, we operated under an Independent Distribution Agreement whereby PHC served as the exclusive distributor of our products for all channels of trade, other than to retail distributors and consumers (the “Home and Garden Market”), in substantially all worldwide territories. Out business strategy after the sale is to sell harpin protein-based products to the Home and Garden Market (the “Home and Garden Business”) and use our available cash and any revenue generated from the Home and Garden Business to explore whether there may be opportunities to realize potential value from our remaining business assets, primarily our tax loss carryforwards. This sale enabled us to significantly reduce our operating losses and liabilities, generated cash for our Home and Garden Business and preserved the potential future value of our remaining business assets, primarily our tax loss carryforwards. As part of the closing, we entered into a license and supply agreement with PHC, pursuant to which PHC granted us an exclusive worldwide right and license to sell harpin protein-based products (“Home and Garden Products”) for the protection of plants and seeds and the promotion of overall plant health in the Home and Garden Market and a royalty free, exclusive worldwide license to use the Messenger, MightyPlant and Harp-N-Tek trademarks in connection with the sale of our Home and Garden Products. Under the license and supply agreement, PHC agreed to supply us harpin proteins and harpin-protein based products for our Home and Garden Business.

As a result of the sale of our harpin protein-based technology, our Home and Garden Business is the only continuing portion of our operations and will be our primary source of revenue in 2008. Our Home and Garden Business has a limited operating history and has generated only limited revenue to date. For the three months ended June 30, 2008 and 2007, our Home and Garden Business generated revenue of $66,118 and $74,403, respectively. For the six months ended June 30, 2008 and 2007, our Home and Garden Business generated revenue of $147,008 and $209,058, respectively, while for the years ended December 31, 2007 and 2006, our Home and Garden Business generated revenue of $260,371 and $384,841, respectively. We have no current intention of making substantial additional investments in our Home and Garden Business. Our current business strategy is to use any revenue generated by our Home and Garden Business to support our continued operations while we explore whether there may be opportunities to realize potential value from our remaining business assets, primarily our tax loss carryforwards. The strategy is extremely speculative and subject to a large number of risks and uncertainties including those set forth under Item 1A “Risk Factors” in our most recent Annual Report on Form 10-K, which was filed on March 28, 2008, and elsewhere in this report. Strategies for realizing value from our tax loss carryforwards and remaining business assets may include pursuing acquisitions intended to increase revenues and generate net income. Although we do not currently have specific plans to do so, we may in the future commit resources to such acquisitions or other alternative opportunities. We expect to incur additional net losses as we proceed with our Home and Garden Business and as we explore whether there may be opportunities to realize potential value from our remaining business assets, primarily our tax loss carryforwards.

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

Results of Operations

Three Months and Six Months Ended June 30, 2008 and 2007

Product Sales

Product sales through February 28, 2007, prior to the sale of our Harpin Protein Technology, resulted primarily from sales of Messenger STS, N-Hibit™, ProAct™, MightyPlant™ and other related products primarily to distributors in the agricultural markets in the United States and Spain. Product sales after the sale of our harpin protein-based technology, resulted primarily from sales of Messenger, Messenger Seed Treatment and MightyPlant with Messenger Gold primarily to distributors and consumers in the Home and Garden Market in the United States. Product sales are recognized when (a) the product is delivered to independent distributors, (b) we have satisfied all of our significant obligations and (c) any acceptance provisions or other contingencies or arrangements have been satisfied, including whether collection is reasonably assured. As part of the analysis of whether all of our significant obligations have been satisfied or situations where acceptance provisions or other contingencies or arrangements exist, we consider the following elements, among others: sales terms and arrangements, historical experience and current incentive programs. Our distributor arrangements provide no price protection or product-return rights. Product sales by geographical region were:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
United States	$ 66,118	$ 74,403	$ 147,008	$ 252,067
Spain	-	8,724	-	19,832
Product sales	$ 66,118	$ 83,127	$ 147,008	$ 271,899

Product sales for the second quarter of 2008 were $66,118, a decrease of $17,009 (20%) from $83,127 in the same quarter of 2007. This decrease is a result of lower sales in our Home and Garden Business and no recognition of sales of Messenger STS in Spain, as described below. Product sales for the first six months of 2008 were $147,008, a decrease of $124,819 (46%) from $271,899 in the first six months of 2007. This decrease is a result of the sale of our harpin protein technology to PHC on February 28, 2007, no recognition of sales of Messenger STS in Spain and lower sales in our Home and Garden Business.

Net product sales to consumers in the Home and Garden Market in the United States totaled $66,118 and $74,403 in the three months ended June 30, 2008 and 2007, respectively, and $147,008 and $209,058 in the six months ended June 30, 2008 and 2007, respectively. We believe this decrease in sales volume is due to lower spending on personnel, marketing and advertising following the sale of our harpin protein-based technology to PHC.

In February 2004, we received approval to sell Messenger in Spain. We initiated marketing activities in March 2004, but the approval was not received in time to meet initial sales activity. In order to ensure that an adequate supply of Messenger STS was quickly disbursed in the new distribution channel and to limit the amount of working capital required by our new distributors at this early stage of introduction, we granted flexible and/or extended payment terms to distributors in this new market. Because of this combination of factors, revenues from product deliveries to certain distributors were deferred and are recognized as payment is received. We recognized net revenue of $8,724 in the second quarter of 2007 and $19,832 in the first six months of 2007. Gross revenue of approximately $54,000 is deferred at June 30, 2008 and will be recognized when payment is received.

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

Cost of Goods Sold

Cost of goods sold includes the cost of products sold and used for promotional purposes, shipping and handling and other costs necessary to store and deliver products to customers. Cost of goods sold was $14,948 in the second quarter of 2008, compared to $15,093 in the second quarter of 2007. This decrease in cost of goods sold was primarily due to lower sales volumes in our Home and Garden Business and was partially offset by higher storage costs in 2008. Cost of goods sold was $43,980 in the first half of 2008, compared to $138,335 in the first half of 2007. This decrease in cost of goods sold was primarily due to lower sales volumes in our Home and Garden Business and lower sales volumes, facility expenses, shipping and handling costs and products used for promotional purposes as a result of the sale of our harpin protein-based technology to PHC.

Research and Development Expenses

Research and development expenses consisted primarily of personnel, field trial, laboratory, regulatory, patent and facility expenses. Research and development expenses ceased as a result of the sale of our harpin protein-based technology to PHC and we do not expect to incur any such expenses in 2008.

Selling, General and Administrative Expenses

Selling, general and administrative expenses consist of payroll and related expenses for sales and marketing, executive and administrative personnel; advertising, marketing and professional fees; and other corporate expenses. Selling, general and administrative expenses were $186,238 in the second quarter of 2008, a decrease of $47,480 from $233,718 in the second quarter of 2007. Selling, general and administrative expenses were $423,803 in the first half of 2008, a decrease of $209,697 from $633,500 in the first half of 2007. The decrease resulted primarily from reductions in personnel, advertising and marketing expenses in our Home and Garden Business and a reduction in facility and related costs resulting from the sale of our harpin protein-based technology to PHC.

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

Interest Income

Interest income consists primarily of earnings on our cash and cash equivalents and, during 2007, the PHC note receivable. Interest income decreased $45,664 from $84,103 in the second quarter of 2007 to $38,439 in the same quarter of 2008. Interest income decreased $54,204 from $148,064 in the first half of 2007 to $93,860 in the same period of this year. The decrease was primarily due to lower interest rates and a lower average cash balance available for investment in the three and six month periods ended June 30, 2008 compared to the same periods in 2007.

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

Liquidity and Capital Resources

Our operating expenditures have been significant since our inception. We currently anticipate that our operating expenses in 2008 will significantly exceed Home and Garden Product sales and that net losses and working capital requirements will consume a material amount of our cash resources in 2008. Our future capital requirements will depend on the success of our Home and Garden Business and our ability to successfully implement our strategy of realizing potential value from our remaining business assets, primarily our tax loss carryforwards. We have no current intention to make substantial investments to grow our Home and Garden Business. We believe that the balance of our cash and cash equivalents at June 30, 2008 will be sufficient to meet our anticipated cash needs for net losses, working capital and capital expenditures for more than the next 12 months, although there can be no assurance in this regard.

At June 30, 2008, our cash and cash equivalents totaled $5,394,043, a decrease of $274,196 from the balance of $5,668,239 at December 31, 2007. In 2007, we received $2,097,575 in net proceeds (after transaction costs incurred after January 1, 2007) from the sale of our harpin protein-based technology to PHC. We plan to finance our operations in 2008 using existing cash and cash equivalents. As discussed in detail above under “—Results of Operations—Income Taxes,” our business strategy of exploring whether there may be opportunities to utilize our remaining business assets, including our tax loss carryforwards, will, due to the importance of avoiding a future ownership change under the tax laws, limit us in our ability to issue additional stock to provide capital for our business.

Net cash used in operations increased by $107,509 from $169,406 in the first six months of 2007 to $276,915 in the same period of 2008. Net cash used in operations in the first six months of 2008 resulted primarily from a net loss of $226,915 and net fluctuations in various asset and liability balances totaling $53,350. Net cash used in operations in the first six months of 2007 resulted primarily from a net loss of $374,346 offset by net fluctuations in various asset and liability balances totaling $303,741 offset by the gain on the sale of our harpin protein-based technology. We expect that net cash used in operations will continue to be significant. We currently have no long-term contractual obligations associated with capital and operating lease obligations.

Net cash provided by investing activities was zero in the first six months of 2008 compared to $1,953,074 in the same period of 2007. The amount in 2007 resulted from the proceeds from the sale of our harpin protein-based technology to PHC and the proceeds from a sale of equipment. No such sales occurred in 2008.

We conduct our operations in two primary functional currencies: the U.S. dollar and the euro. Historically, neither fluctuations in foreign exchange rates nor changes in foreign economic conditions have had a significant impact on our financial condition or results of operations. We currently do not hedge our foreign currency exposures and are, therefore, subject to the risk of exchange rate fluctuations. We invoice our international customers in euros. We are exposed to foreign exchange rate fluctuations as the financial results of foreign subsidiaries are translated into U.S. dollars in consolidation. As of February 28, 2007, the cumulative translation adjustment related to our European subsidiary totaling $103,470 was reclassified from accumulated other comprehensive income and reported as part of the gain on the sale of our harpin protein-based technology as this subsidiary was substantially liquidated as a result of the sale to PHC. Foreign exchange rate fluctuations did not have a material impact on our financial statements in the three and six month periods ended June 30, 2008 and 2007.

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

We also record, at the time revenue is recognized, a liability for warranty claims based on a percentage of sales. The warranty accrual percentage and warranty liability are reviewed periodically and adjusted as necessary, based on historical experience and future expectations. Changes in our estimate of the warranty liability are recorded in cost of goods sold.

Inventory Valuation

Our inventory is valued at the lower of cost or market on an average cost basis. We regularly review inventory balances to determine whether a write-down is necessary. We consider various factors in making this determination, including recent sales history, and predicted trends, industry market conditions, general economic conditions and the age of our inventory. Changes in the factors above or other factors could result in significant inventory cost reductions and write-offs.

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

There were no changes to our internal control over financial reporting that occurred during the quarter ended June 30, 2008, which were identified in connection with our management’s evaluation required by Rules 13a-15(d) and 15d-15(d) under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II -- OTHER INFORMATION

Item 4.	Submission of Matters to a Vote of Security Holders

The 2008 annual meeting of shareholders of Eden Bioscience Corporation was held on May 22, 2008. At the annual meeting, our shareholders were asked to elect two directors to our Board of Directors. The following directors were elected to serve for terms expiring at the 2011 annual meeting, or until the directors’ earlier retirement, resignation or removal:

	Votes For	Votes Withheld
Class I Directors: Roger M. Ivesdal	2,243,696	77,070
Richard N. Pahre	2,243,097	77,669

There were no broker non-votes in the election of directors as brokers who hold shares for the accounts of their clients have discretionary authority to vote such shares with respect to the election of directors.

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

Date: August 1, 2008

By:	/s/ Bradley S. Powell
Bradley S. Powell
President, Chief Financial Officer and Secretary
(Signing on behalf of the registrant and as Principal
Executive, Financial and Accounting Officer)