Form 10-Q
period 2008-09-30
EDEN BIOSCIENCE CORP
filed 2008-11-12
CIK 930095

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

___________________________________

FORM 10-Q

(Mark One)
☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended September 30, 2008
or
☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from ________ to ________

Commission File Number 0-31499

Eden Bioscience Corporation
(Exact name of registrant as specified in its charter)

Washington	91-1649604
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

14522 NE North Woodinville Way, Suite 202B
Woodinville, Washington	98072
(Address of principal executive offices)	(Zip Code)

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐   No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of November 11, 2008
Common Stock, $0.0025 Par Value	2,716,486

Eden Bioscience Corporation

Index to Form 10-Q

Index

PART I -- FINANCIAL INFORMATION

Item 1. Financial Statements

EDEN BIOSCIENCE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

ASSETS
	September 30, 2008	December 31, 2007
Current assets:
Cash and cash equivalents	$5,196,126	$5,668,239
Inventory, current	40,150	41,749
Prepaid expenses and other current assets	56,473	68,537
Total current assets	5,292,749	5,778,525
Inventory, non-current	29,876	60,035
Property and equipment	99	99
Other assets	48,612	59,027
Total assets	$5,371,336	$5,897,686

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$9,720	$29,979
Accrued liabilities	65,079	232,631
Total current liabilities	74,799	262,610

Commitments and contingencies

Shareholders’ equity:
Preferred stock, $0.01 par value, 10,000,000 shares authorized; no shares issued and outstanding at September 30, 2008 and December 31, 2007	-	-
Common stock, $0.0025 par value, 11,111,111 shares authorized; 2,716,486 issued and outstanding shares at September 30, 2008 and December 31, 2007	6,791	6,791
Additional paid-in capital	132,887,336	132,882,325
Accumulated deficit	(127,597,590)	(127,254,040)
Total shareholders’ equity	5,296,537	5,635,076
Total liabilities and shareholders’ equity	$5,371,336	$5,897,686

The accompanying notes are an integral part of these statements.

Index

EDEN BIOSCIENCE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007

Product sales	$19,674	$55,845	$166,682	$327,744

Operating expenses:
Cost of goods sold	5,718	32,908	49,698	171,243
Research and development	-	-	-	136,442
Selling, general and administrative	164,672	617,028	588,475	1,250,528
Total operating expenses	170,390	649,936	638,173	1,558,213

Loss from operations	(150,716)	(594,091)	(471,491)	(1,230,469)

Other income:
Gain on sale of Harpin Protein Technology	-	-	-	113,968
Interest income	34,081	79,469	127,941	227,533
Total other income	34,081	79,469	127,941	341,501

Loss before income taxes	(116,635)	(514,622)	(343,550)	(888,968)
Income taxes	-	-	-	-
Net loss	$(116,635)	$(514,622)	$(343,550)	$(888,968)

Basic and diluted net loss per share	$(0.04)	$(0.19)	$(0.13)	$(0.33)

Weighted average shares outstanding used to compute net loss per share	2,716,486	2,716,486	2,716,486	2,716,486

The accompanying notes are an integral part of these statements.

Index

EDEN BIOSCIENCE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
	2008	2007
Cash flows from operating activities:
Net loss	$(343,550)	$(888,968)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock compensation expense	5,011	15,590
Gain on sale of Harpin Protein Technology	-	(113,968)
Accretion expense	-	5,672
Deferred rent payable	-	(1,406)
Changes in assets and liabilities:
Accounts receivable	-	174,150
Inventory	31,758	351,168
Prepaid expenses and other assets	22,479	314,223
Accounts payable	(20,230)	(200,196)
Accrued liabilities	(166,732)	(324,421)
Net cash from operating activities	(471,264)	(668,156)

Cash flows from investing activities:
Proceeds from sale of Harpin Protein Technology	-	1,903,074
Proceeds from sale of equipment	-	50,000
Net cash from investing activities	-	1,953,074

Effect of foreign currency exchange rates on cash and cash equivalents	(849)	(7,029)

Net increase (decrease) in cash and cash equivalents	(472,113)	1,277,889
Cash and cash equivalents at beginning of period	5,668,239	4,185,225
Cash and cash equivalents at end of period	$5,196,126	$5,463,114

The accompanying notes are an integral part of these statements

Index

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

In the opinion of management, the unaudited condensed consolidated financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to state fairly the financial information set forth therein. Results of operations for the three and nine months ended September 30, 2008 are not necessarily indicative of the results expected for the full fiscal year or for any future period.

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

Liquidity

The Company’s operating expenditures have been significant since its inception. The Company currently anticipates that it’s operating expenses in 2008, although less than its operating expenses in 2007, will significantly exceed sales of its harpin protein-based home and garden products (“Home and Garden Products”) to the Home and Garden Market and that net losses and working capital requirements will consume a material amount of its cash resources in 2008. The Company’s future capital requirements will depend on the success of its Home and Garden Business and its ability to successfully implement its strategy of realizing potential value from its remaining business assets, primarily its tax loss carryforwards. The Company does not plan to make a substantial investment toward the development of its Home and Garden Business. Management of the Company believes that the balance of its cash and cash equivalents at September 30, 2008 will be sufficient to meet its anticipated cash needs for net losses, working capital and capital expenditures for more than the next 12 months, although there can be no assurance in that regard.

Index

EDEN BIOSCIENCE CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Estimates Used in Financial Statement Preparation

The preparation of financial statements in conformity with generally accepted accounting principles in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Examples include fair value of property and equipment; expense accruals; warranty claims, inventory valuation and classification; fair value of stock compensation arrangements. Such estimates and assumptions are based on historical experience, where applicable, management’s plans, and other assumptions. Estimates and assumptions are reviewed periodically and the effects of revisions are reflected in the financial statements prospectively when they are determined to be necessary. Actual results could differ from these estimates.

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

Other Assets

As of September 30, 2008 and December 31, 2007, other non-current assets consist primarily of prepaid insurance.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
United States	$19,674	$28,245	$166,682	$280,312
Spain	-	27,600	-	47,432
Product sales	$19,674	$55,845	$166,682	$327,744

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

Index

EDEN BIOSCIENCE CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Foreign Currency Translation

The Company conducts its operations in two primary functional currencies: the U.S. dollar and the euro. Balance sheet accounts of the Company’s foreign operations are translated from foreign currencies into U.S. dollars at period-end exchange rates while income and expenses are translated at average exchange rates during the period. Cumulative translation gains or losses related to net assets located outside the U.S. are shown as a component of shareholders’ equity. Gains and losses resulting from foreign currency transactions, which are denominated in a currency other than the entity’s functional currency, are included in the consolidated statements of operations. As of February 28, 2007, the cumulative translation adjustment related to the Company’s European subsidiary totaling $103,470 was reclassified from accumulated other comprehensive income and reported as part of the gain on sale of Harpin Protein Technology as this subsidiary was substantially liquidated as a result of the sale to PHC. There were no significant gains or losses on foreign currency transactions in the nine month periods ended September 30, 2008 and 2007.

Net Loss per Share

Basic net loss per share is the net loss divided by the average number of shares outstanding during the period. Diluted net loss per share is the net loss divided by the sum of the average number of shares outstanding during the period plus the additional shares that would have been issued had all dilutive stock options been exercised, less shares that would be repurchased with the proceeds from such exercise using the treasury stock method. The effect of including outstanding stock options is antidilutive for all periods presented. Therefore, stock options totaling 133,437 and 148,229 as of September 30, 2008 and 2007, respectively, have been excluded from the calculation of diluted net loss per share.

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

Index

EDEN BIOSCIENCE CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

At September 30, 2008, the Company had reserved 24,442 shares of common stock for issuance under the 1995 Combined Incentive and Nonqualified Stock Option Plan, all of which had been granted, and 396,466 shares for issuance under the 2000 Stock Incentive Plan. Options totaling 108,995 under the 2000 Stock Incentive Plan had been granted at September 30, 2008, leaving 287,471 options available for future grant.

The following table summarizes stock option activity:

	Number of Shares	Weighted Average Exercise Price Per Share
Balance at December 31, 2007	146,776	$30.06
Expired	(13,339)	20.25
Balance at September 30, 2008 (all exercisable)	133,437	31.05

4.	Inventory

Inventory, at the lower of average cost or market, consists of the following:

	September 30,	December 31,
	2008	2007
Raw materials	$13,050	$18,941
Finished goods	56,976	82,843
Total inventory	70,026	101,784
Less non-current portion of inventory	(29,876)	(60,035)
Current portion of inventory	$40,150	$41,749

The non-current portion of inventory consists of raw materials and finished goods that the Company does not expect to utilize in the next 12 months following the balance sheet date.

Index

EDEN BIOSCIENCE CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

5.	Accrued Liabilities

Accrued liabilities consist of the following:

	September30,	December31,
	2008	2007
Compensationandbenefits	$-	$142,878
Legal	16,517	-
Promotions	-	37,416
Warranty	25,000	25,000
Other	23,562	27,337
Totalaccruedliabilities	$65,079	$232,631

6.	Commitments and Contingencies

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

7.	Major Customers

Net product sales to the following distributors accounted for more than ten percent of net revenues for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Customer A	$-	$28,000	$-	$47,000
Customer B	-	-	-	42,000
Customer C	-	-	29,000	35,000
Customer D	2,500	-	**	**

** Less than ten per cent

8.	Income Taxes

The Company files a U.S. Federal and certain foreign and state tax returns and did not record an income tax benefit for any of the periods presented because it has experienced operating losses since inception. The Company’s total U.S. Federal tax net operating loss carryforwards were approximately $118.2 million at December 31, 2007 and expire between 2009 and 2027 and capital loss carryforward of $1.4 million that expires in 2027. The Company’s total foreign tax net operating loss carryforwards were approximately $5.2 million at December 31, 2007 of which $2.3 million expires between 2008 and 2017 and $2.9 million does not expire. The Company has total net operating loss carryforwards in 18 states that range between $12.5 million to $2,000 per state and expire between 2008 and 2027. The Company’s total general business credit carryforwards were approximately $1.4 million at December 31, 2007 and expire between 2013 and 2026.  The estimated net operating loss and capital loss carryforwards were revised during the quarter ended September 30, 2008.  The revisions had no effect on the consolidated financial statements.

Index

EDEN BIOSCIENCE CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Index

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

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 that involve risks and uncertainties, such as statements regarding our ability to preserve and employ our tax loss carryforwards and our belief that our cash balance at September 30, 2008 will be sufficient to meet anticipated cash needs for more than the next 12 months.  We use words such as “anticipate,” “believe,” “expect,” “future” and “intend,” the negative of these terms and similar expressions to identify forward-looking statements.  However, these words are not the exclusive means of identifying such statements.  In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances are forward-looking statements.  Our actual results could differ materially from those anticipated in these forward-looking statements for many reasons, including the following factors.

●	Our business objective of realizing potential value from our tax loss carryforwards is highly speculative and subject to numerous material uncertainties.

●	Our inability to realize value from our tax loss carryforwards.

●	Our inability to use our tax loss carryforwards because we are unable to generate taxable income.

●	IRS challenge of the amount of our tax loss carryforwards.

●	Changes in legislation that could negatively affect our ability to use the tax benefits associated with our tax loss carryforwards.

●
Our inability to be successful in our Home and Garden Business, which has a limited operating history, has generated only limited revenue to date and in which we do not currently expect to substantially increase our investment.

●	Our inability to reduce operating losses and negative cash flow and achieve profitability or sustain operations.

●
The failure of PHC, on whom we are dependent for the manufacture and supply of harpin proteins and harpin protein-based products for our Home and Garden Business, to provide timely delivery of high-quality products, which could adversely affect our business and results of operations.

●	Our inability to be successful in building greater market awareness and increasing sales in our Home and Garden Business, which is relatively new and has limited market awareness.

●
Our inability to establish or maintain successful relationships with independent distributors and retailers, which could adversely affect our sales and our ability to generate revenue from our Home and Garden Business.

●	Our inability to compete successfully in the market for Home and Garden Products.

●	Our inability to compete with PHC’s Harpin Protein Technology business until after February 28, 2009.

●	Our inability to achieve profitability or our inability to identify and acquire other businesses on favorable terms in order to increase our revenues and generate new income.

●	Our inability to obtain regulatory approvals, or to comply with ongoing and changing regulatory requirements, which could delay or prevent sales of our current or any future Home and Garden Products.

●	Our inability to adequately distinguish our products from genetically modified plants and products, which could negatively impact market acceptance and regulatory approval of our products.

●	The occurrence of product liability claims which could adversely affect our operations.

Index

●	Rapid changes in technology, which could render our current or any future products we may develop unmarketable or obsolete.

●	Our inability to retain our existing personnel, which could impair our ability to successfully manage our business or achieve our objectives.

●	We may be delisted from the Nasdaq Capital Market if we do not satisfy continued listing requirements.

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

Overview

We have incurred significant operating losses since our inception in 1994. As of September 30, 2008, we had an accumulated deficit of $127,597,590. We incurred net losses of $343,550 in the first nine months of 2008, $1,001,103 in 2007, $9,445,185 in 2006 and $10,857,865 in 2005. On February 28, 2007, we sold our proprietary harpin protein-based technology and substantially all of our assets used in our worldwide agricultural and horticultural markets to Plant Health Care, Inc. (“PHC”). From December 1, 2006 through February 28, 2007, we operated under an Independent Distribution Agreement whereby PHC served as the exclusive distributor of our products for all channels of trade, other than to retail distributors and consumers (the “Home and Garden Market”), in substantially all worldwide territories. Out business strategy after the sale is to sell harpin protein-based products to the Home and Garden Market (the “Home and Garden Business”) and use our available cash and any revenue generated from the Home and Garden Business to explore whether there may be opportunities to realize potential value from our remaining business assets, primarily our tax loss carryforwards. This sale enabled us to significantly reduce our operating losses and liabilities, generated cash for our Home and Garden Business and preserved the potential future value of our remaining business assets, primarily our tax loss carryforwards. As part of the closing, we entered into a license and supply agreement with PHC, pursuant to which PHC granted us an exclusive worldwide right and license to sell harpin protein-based products (“Home and Garden Products”) for the protection of plants and seeds and the promotion of overall plant health in the Home and Garden Market and a royalty free, exclusive worldwide license to use the Messenger, MightyPlant and Harp-N-Tek trademarks in connection with the sale of our Home and Garden Products. Under the license and supply agreement, PHC agreed to supply us harpin proteins and harpin-protein based products for our Home and Garden Business.

As a result of the sale of our harpin protein-based technology, our Home and Garden Business is the only continuing portion of our operations and will be our primary source of revenue in 2008.  Our Home and Garden Business has a limited operating history and has generated only limited revenue to date.  For the three months ended September 30, 2008 and 2007, our Home and Garden Business generated revenue of $19,674 and $55,845, respectively. For the nine months ended September 30, 2008 and 2007, our Home and Garden Business generated revenue of $166,682 and $327,744, respectively, while for the years ended December 31, 2007 and 2006, our Home and Garden Business generated revenue of $260,371 and $384,841, respectively.  We have no current intention of making substantial additional investments in our Home and Garden Business.  Our current business strategy is to use any revenue generated by our Home and Garden Business to support our continued operations while we explore whether there may be opportunities to realize potential value from our remaining business assets, primarily our tax loss carryforwards. The strategy is extremely speculative and subject to a large number of risks and uncertainties including those set forth under Item 1A “Risk Factors” in our most recent Annual Report on Form 10-K, which was filed on March 28, 2008, and elsewhere in this report.  Strategies for realizing value from our tax loss carryforwards and remaining business assets may include pursuing acquisitions intended to increase revenues and generate net income. Although we do not currently have specific plans to do so, we may in the future commit resources to such acquisitions or other alternative opportunities.  We expect to incur additional net losses as we proceed with our Home and Garden Business and as we explore whether there may be opportunities to realize potential value from our remaining business assets, primarily our tax loss carryforwards.

Index

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

Results of Operations

Three Months and Nine Months Ended September 30, 2008 and 2007

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
United States	$19,674	$28,245	$166,682	$280,312
Spain	-	27,600	-	47,432
Product sales	$19,674	$55,845	$166,682	$327,744

Product sales for the third quarter of 2008 were $19,674, a decrease of $36,171 (65%) from $55,845 in the same quarter of 2007. This decrease is a result of lower sales in our Home and Garden Business and no recognition of sales of Messenger STS in Spain, as described below. Product sales for the first nine months of 2008 were $166,682, a decrease of $161,062 (49%) from $327,744 in the first nine months of 2007. This decrease is a result of the sale of our harpin protein technology to PHC on February 28, 2007, no recognition of sales of Messenger STS in Spain and lower sales in our Home and Garden Business.

Product sales to consumers in the Home and Garden Market in the United States totaled $19,674 and $28,245 in the three months ended September 30, 2008 and 2007, respectively, and $166,682 and $237,303 in the nine months ended September 30, 2008 and 2007, respectively. We believe this decrease in sales volume is due to lower spending on personnel, marketing and advertising following the sale of our harpin protein-based technology to PHC.

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

Index

Cost of Goods Sold

Cost of goods sold includes the cost of products sold and used for promotional purposes, shipping and handling and other costs necessary to store and deliver products to customers. Cost of goods sold was $5,718 in the third quarter of 2008, compared to $32,908 in the third quarter of 2007. This decrease in cost of goods sold was primarily due to lower sales volumes in our Home and Garden Business. Cost of goods sold was $49,698 in the first nine months of 2008, compared to $171,243 in the first nine months of 2007.  This decrease in cost of goods sold was primarily due to lower sales volumes in our Home and Garden Business and lower sales volumes, facility expenses, shipping and handling costs and products used for promotional purposes as a result of the sale of our harpin protein-based technology to PHC.

Research and Development Expenses

Research and development expenses consisted primarily of personnel, field trial, laboratory, regulatory, patent and facility expenses. Research and development expenses ceased as a result of the sale of our harpin protein-based technology to PHC and we do not expect to incur any such expenses in 2008.

Selling, General and Administrative Expenses

Selling, general and administrative expenses consist of payroll and related expenses for sales and marketing, executive and administrative personnel; advertising, marketing and professional fees; and other corporate expenses. Selling, general and administrative expenses were $164,672 in the third quarter of 2008, a decrease of $452,356 from $617,028 in the third quarter of 2007. Selling, general and administrative expenses were $588,475 in the first nine months of 2008, a decrease of $662,053 from $1,250,528 in the first nine months of 2007. The decrease resulted primarily from reductions in personnel, advertising and marketing expenses in our Home and Garden Business, 2007 payments made to Bradley S. Powell, our President and Chief Financial Officer, totaling $267,109 and a $100,000 payment made to Stephens Inc. to act as our exclusive financial advisor in our efforts to affect one or more business combinations, and a reduction in facility and related costs resulting from the sale of our harpin protein-based technology to PHC.

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

Interest Income

Interest income consists primarily of earnings on our cash and cash equivalents and, during 2007, the PHC note receivable. Interest income decreased $45,388 from $79,469 in the third quarter of 2007 to $34,081 in the same quarter of 2008. Interest income decreased $99,592 from $227,533 in the first nine months of 2007 to $127,941 in the same period of this year. The decrease was primarily due to lower interest rates and a lower average cash balance available for investment in the three and nine month period ended September 30, 2008 compared to the same period in 2007.

Index

Income Taxes

We have generated a net loss from operations for each period since we began doing business. As of December 31, 2007, we had accumulated approximately $118.2 million of net operating loss carryforwards for U.S. Federal income tax purposes, which expire between 2009 and 2027, capital loss carryforward of $1.4 million that expires in 2027, and net operating loss carryforwards in 18 U.S. States that range between $12.5 million to $2,000 per state and expire between 2008 and 2027. Our total U.S. general business credit carryforwards were approximately $1.4 million and expire between 2013 and 2026. We have also accumulated approximately $1.4 million of net operating loss carryforwards in Mexico that expire between 2011 and 2017 and approximately $3.7 million in France, of which $800,000 expires in 2008 and $2.9 million does not expire. We have provided a valuation allowance against our net deferred tax assets because of the significant uncertainty surrounding our ability to realize value on such assets.  The estimated net operating loss and capital loss carryforwards were revised during the quarter ended September 30, 2008.  The revisions had no effect on the consolidated financial statements.

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

Index

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

Liquidity and Capital Resources

Our operating expenditures have been significant since our inception. We currently anticipate that our operating expenses in 2008 will significantly exceed Home and Garden Product sales and that net losses and working capital requirements will consume a material amount of our cash resources in 2008. Our future capital requirements will depend on the success of our Home and Garden Business and our ability to successfully implement our strategy of realizing potential value from our remaining business assets, primarily our tax loss carryforwards. We have no current intention to make substantial investments to grow our Home and Garden Business. We believe that the balance of our cash and cash equivalents at September 30, 2008 will be sufficient to meet our anticipated cash needs for net losses, working capital and capital expenditures for more than the next 12 months, although there can be no assurance in this regard.

At September 30, 2008, our cash and cash equivalents totaled $5,196,126, a decrease of $472,113 from the balance of $5,668,239 at December 31, 2007. In 2007, we received $2,097,575 in net proceeds (after transaction costs incurred after January 1, 2007) from the sale of our harpin protein-based technology to PHC. We plan to finance our operations in 2008 using existing cash and cash equivalents. As discussed in detail above under “—Results of Operations—Income Taxes,” our business strategy of exploring whether there may be opportunities to utilize our remaining business assets, including our tax loss carryforwards, will, due to the importance of avoiding a future ownership change under the tax laws, limit us in our ability to issue additional stock to provide capital for our business.

Net cash used in operations decreased by $196,892 from $668,156 in the first nine months of 2007 to $471,264 in the same period of 2008. Net cash used in operations in the first nine months of 2008 resulted primarily from a net loss of $343,550 and net fluctuations in various asset and liability balances totaling $132,725. Net cash used in operations in the first nine months of 2007 resulted primarily from a net loss of $888,968 offset by net fluctuations in various asset and liability balances totaling $314,924 offset by the gain on the sale of our harpin protein-based technology. We expect that net cash used in operations will continue to be significant. We currently have no long-term contractual obligations associated with capital and operating lease obligations.

Index

Net cash provided by investing activities was zero in the first nine months of 2008 compared to $1,953,074 in the same period of 2007. The amount in 2007 resulted from the proceeds from the sale of our harpin protein-based technology to PHC and the proceeds from a sale of equipment. No such sales occurred in 2008.

We conduct our operations in two primary functional currencies:  the U.S. dollar and the euro. Historically, neither fluctuations in foreign exchange rates nor changes in foreign economic conditions have had a significant impact on our financial condition or results of operations. We currently do not hedge our foreign currency exposures and are, therefore, subject to the risk of exchange rate fluctuations. We invoice our international customers in euros. We are exposed to foreign exchange rate fluctuations as the financial results of foreign subsidiaries are translated into U.S. dollars in consolidation. As of February 28, 2007, the cumulative translation adjustment related to our European subsidiary totaling $103,470 was reclassified from accumulated other comprehensive income and reported as part of the gain on the sale of our harpin protein-based technology as this subsidiary was substantially liquidated as a result of the sale to PHC. Foreign exchange rate fluctuations did not have a material impact on our financial statements in the nine month periods ended September 30, 2008 and 2007.

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

Index

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

Item3.	Quantitative and Qualitative Disclosures About Market Risk

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

Item4T.	Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer has evaluated the effectiveness and design of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the fiscal quarter covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the fiscal quarter covered by this report,  our disclosure controls and procedures were effective in ensuring that the information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to our Chief Executive Officer and Chief Financial Officer to allow timely decisions regarding required disclosure.

There were no changes to our internal control over financial reporting that occurred during the quarter ended September 30, 2008, which were identified in connection with our management’s evaluation required by Rules 13a-15(d) and 15d-15(d) under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II -- OTHER INFORMATION

Item6.	Exhibits

Exhibit 31.1 is being filed as part of this quarterly report on Form 10-Q.  Exhibit 32.1 is being furnished with this quarterly report on Form 10-Q.

Exhibit Number	Description
10.1*+	Eden Bioscience Corporation Summary of Nonemployee Director Cash Compensation.
31.1*	Rule 13a-14(a) Certification (Chief Executive Officer and Chief Financial Officer).
32.1*	Section 1350 Certification (Chief Executive Officer and Chief Financial Officer).
* Filed herewith.
+ Management contract or compensatory plan or arrangement.

Index

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EDEN BIOSCIENCE CORPORATION
Date: November 11, 2008

By: /s/ Nathaniel T. Brown
Nathaniel T. Brown
Chief Executive Officer, Chief Financial Officer and Secretary
(Signing on behalf of the registrant and as Principal
Executive, Financial and Accounting Officer)