Form 10-K
period 2008-12-31
EDEN BIOSCIENCE CORP
filed 2009-03-27
CIK 930095

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

 For the fiscal year ended December 31, 2008

or

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

 For the transition period from __________ to __________

Commission file number:  1-33510

Eden Bioscience Corporation
(Exact name of registrant as specified in its charter)

Washington (State or other jurisdiction of incorporation or organization)	91-1649604 (IRS Employer Identification No.)

14522 NE North Woodinville Way, Suite 202B Woodinville, Washington (Address of principal executive offices)	98072 (Zip Code)
Registrant’s telephone number, including area code: (425) 806-7300

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common stock, par value $0.0025 per share Preferred Share Purchase Rights	The Nasdaq Capital Market The Nasdaq Capital Market

 Securities registered pursuant to Section 12(g) of the Act:  None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.     Yes __  No  X

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.     Yes __  No   X

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  X   No __

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     __

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a small reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  __

Accelerated filer  __

Non-accelerated filer  __ (Do not check if a smaller reporting company)

Smaller reporting company   X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes ___    No   X

The aggregate market value of the registrant's common stock held by non-affiliates of the registrant, based on the closing sale price on June 30, 2008 as reported on The Nasdaq Capital Market, was $2,451,270.

The number of shares of the registrant’s common stock outstanding as of March 2, 2009 was 2,716,486.

EDEN BIOSCIENCE CORPORATION
INDEX TO FORM 10-K

 PART I

Important Information Regarding Forward Looking Statements

This Annual Report on Form 10-K contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.  These statements relate to future events or our future business activity, operations and financial performance.  Forward-looking statements can be identified by terminology such as “may,” "will," “should,” “expect,” “plan,” “intend,” “anticipate,” “believe,” “estimate,” “predict,” “potential," “continue,” “assume” or other similar expressions, or the negative of those expressions.  These forward-looking statements are based on the opinions, expectations, forecasts, assumptions and estimates of management at the time the statements are made and are subject to risks and uncertainties that are difficult to predict and that could cause actual results or the level of activity, performance or achievements expressed or implied by such statements to differ materially from our expectations of future results, level of activity, performance or achievements expressed or implied by those statements.  Factors that could affect actual results, level of activity, performance or achievements include:

•

the proposed plan of complete dissolution and liquidation described below;

•

the risk that we may not have sufficient funds to continue to operate our business and pursue other strategic alternatives if the proposed plan of complete dissolution and liquidation is not approved or is not otherwise implemented pursuant to our board’s ability to abandon the proposed plan of complete dissolution and liquidation;

•

the highly speculative nature of any strategic alternatives that may be available to us if the plan of complete dissolution and liquidation is not approved or is otherwise not implemented pursuant to our board’s ability to abandon the proposed plan of complete dissolution and liquidation;

•

the risks associated with our dependence on Plant Health Care, Inc. as the source of harpin protein-based products for our Home and Garden Business;

•

the competitive nature of the markets in which we operate;

•

a change in economic conditions;

•

our ability to retain existing customers and to attract new customers;

•

our ability to retain qualified personnel;

•

our anticipated operating losses;

•

uncertainties regarding the availability of additional capital and continued listing of our common stock on The Nasdaq Capital Market; and

•

the other risks and uncertainties described under the heading “Risk Factors” set forth in Item 1A of this Annual Report on Form 10-K for the year ended December 31, 2008, our definitive proxy statement relating to the proposed plan of complete dissolution and liquidation and other reports we may file with the Securities and Exchange Commission, or “SEC.”

Although we believe that expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, level of activity, performance or achievements.  You should not place undue reliance on our forward-looking statements, which apply only as of the date of this Annual Report on Form 10-K.  Except as may be required under federal law, we undertake no obligation to publicly update any forward-looking statements for any reason, even if new information becomes available or other events occur.

Unless the context otherwise requires, the terms "we," "us," "our," "the Company" and "Eden" refer to Eden Bioscience Corporation, a Washington corporation.  Unless otherwise indicated, all common stock-related amounts in this Annual Report on Form 10-K have been adjusted to reflect our one-for-three reverse stock split effective April 18, 2006 and an additional one-for-three reverse stock split effective February 22, 2008.

Item 1. Business.

Overview

We were incorporated in the State of Washington in 1994. We sell harpin protein-based products for the protection of plants and seeds and the promotion of overall plant health to the general public, to resellers or businesses that offer our harpin protein-based products to the general public and to businesses that incorporate harpin protein-based products into existing or new products to be sold to the general public. We refer to this business as our “Home and Garden Business,” to this market as our “Home and Garden Market” and to these products as our “Home and Garden Products.”

In February 2007, we sold our proprietary harpin protein technology and substantially all of our assets related to our worldwide agricultural and horticultural markets to Plant Health Care, Inc., or "Plant Health Care."  As a result of this sale, our Home and Garden Business is the only continuing portion of our operations and is our primary source of revenue.  Our Home and Garden Business, which originally was established as a secondary line of business in 2003, has a limited operating history and has generated only limited revenue to date.  For the years ended December 31, 2008 and 2007, our Home and Garden Business generated revenue of $0.2 million and $0.3 million, respectively.  We have not made, and do not intend to make, substantial additional investments in our Home and Garden Business.  Until our board's approval of the plan of complete dissolution and liquidation described below, our business strategy had been to use any revenue generated by our Home and Garden Business to support our continued operations while we explore whether there may be any opportunities to realize potential value from our remaining business assets, primarily our net operating loss carryforwards.  We refer to this as our "NOL Strategy."

We have incurred significant operating losses since our inception in 1994. As of December 31, 2008, we had an accumulated deficit of approximately $127.8 million.  We incurred net losses of approximately $0.6 million and $1.0 million in the years ended December 31, 2008 and 2007, respectively.

Proposed Plan of Dissolution

On December 4, 2008, our board of directors approved a plan of complete dissolution and liquidation, or "Plan of Dissolution," subject to shareholder approval.  The proposed Plan of Dissolution provides for the voluntary liquidation and dissolution of our company and, subject to the requirements of Washington law, distribution of any available cash and other assets to our shareholders.  A special meeting of shareholders to vote on the Plan of Dissolution is scheduled to be held on May 20, 2009.  If the Plan of Dissolution is approved, we intend to file articles of dissolution with the Washington Secretary of State as soon as reasonably practicable after receipt of the required revenue clearance certificate from the Washington Department of Revenue.  The dissolution will be effective on the date on which we file the articles of dissolution or a later date specified in the articles of dissolution. Thereafter, we will not carry on any business activities except that appropriate to winding up and liquidating our business and affairs, including the collection of assets and the disposal of properties that will be applied toward the satisfaction or making reasonable provision for the satisfaction of liabilities or will not otherwise be distributed in kind to our shareholders, the satisfaction or making reasonable provision for satisfaction of liabilities, subject to statutory limitations, the distribution of any remaining assets to our shareholders and the taking of all other actions necessary to wind up and liquidate our business and affairs, in accordance with the Plan of Dissolution.

IMPORTANT ADDITIONAL INFORMATION WILL BE FILED WITH THE SEC

This Annual Report on Form 10-K is for informational purposes only.  It is neither a solicitation of a proxy, an offer to purchase, nor a solicitation of an offer to sell shares of Eden.  In connection with the proposed Plan of Dissolution, we intend to file with the SEC a definitive proxy statement and other relevant materials.  OUR SHAREHOLDERS ARE URGED TO READ THE DEFINITIVE PROXY STATEMENT AND THE OTHER RELEVANT MATERIALS WHEN THEY BECOME AVAILABLE BECAUSE THEY WILL CONTAIN IMPORTANT INFORMATION ABOUT EDEN AND THE PLAN OF DISSOLUTION.  Shareholders may obtain a free copy of the definitive proxy statement and the other relevant materials (when they become available), and any other documents we file with the SEC, at the SEC's web site at http://www.sec.gov.  In addition, we will mail a copy of the definitive proxy statement to shareholders of record on the record date when it becomes available.  A free copy of the definitive proxy statement when it becomes available and other documents filed with the SEC by Eden may also be obtained by directing a written request to: Eden Bioscience Corporation, Attn: Secretary, 14522 NE North

Woodinville Way, Suite 202B, Woodinville, Washington 98072, or accessing the "About Us—Investor Information" section of our website at http://www.edenbio.com.  SHAREHOLDERS ARE URGED TO READ THE DEFINITIVE PROXY STATEMENT AND THE OTHER RELEVANT MATERIALS WHEN THEY BECOME AVAILABLE BEFORE MAKING ANY VOTING OR INVESTMENT DECISION WITH RESPECT TO THE PROPOSED PLAN OF DISSOLUTION.

Eden and its executive officer and directors may be deemed to be participants in the solicitation of proxies from our shareholders with respect to the proposed Plan of Dissolution.  Information regarding their direct or indirect interests, by security holdings or otherwise, in the solicitation will be included in the definitive proxy statement filed by Eden with the SEC.

Sale of Harpin Protein Technology to Plant Health Care

Prior to the sale of our harpin protein technology in February 2007, we were a plant technology company that marketed a line of products based on our proprietary harpin protein technology and manufacturing process.  These products were used in agricultural and horticultural production, with more limited use in the Home and Garden Market, to enhance plant health and improve overall plant production and output quality.  Prior to the sale of our proprietary harpin protein technology, we developed, manufactured and commercialized:

•

Messenger®, which contained our first generation protein, harpinEA;

•

Messenger® STS, an improved formulation of Messenger®;

•

employ™ and MightyPlant, a line of products designed especially for the plant nutrition market;

•

N-Hibit™, a seed treatment designed to reduce nematode damage in large acreage crops; and

•

ProAct, a product designed to enhance yield in row crops.

Historically, the primary target for our harpin-based protein products had been the commercial agricultural market, which we entered with the introduction of Messenger® in the United States and Mexico in 2000 and Spain in 2004.  In 2005, we introduced N-Hibit, ProAct and MightyPlant products in the United States agricultural market and expanded agricultural sales of our Messenger products into Turkey, Greece, South Africa, and Asian markets.

During the end of 2005 and early 2006, as we faced concerns regarding liquidity and operating losses, we determined that we would require a minimum of $6.0 million in revenue in 2006 to meet objectives for our continuing operations.  Achieving $6.0 million in revenue would have required strong sales growth in three major markets: the United States agricultural market; Spain; and the United States Home and Garden Market.  During the first quarter of 2006, sales in the United States agricultural market were strong, but sales in the United States Home and Garden Market were not growing as quickly as expected and sales in Spain were significantly below expectations.  In August 2006, we announced our financial results for the second quarter of 2006 and reported that our actual sales and growth rates for the first half of 2006 were significantly lower than we expected.  As a result, we reported that the carrying value of our long-lived assets exceeded our estimated future undiscounted cash flows expected from the use of those assets.  We concluded that a charge for impairment to our property and equipment was required, and a $4.9 million impairment loss was recognized at June 30, 2006 to write the assets down to their estimated fair value.  We further reported that the continued poor sales performance of Messenger® STS was not producing the results we needed for success and did not support our current business model and that our board of directors was examining strategic alternatives for the future.  This included exploring whether Plant Health Care and any other companies might be interested in acquiring our company or our assets.

On December 1, 2006, our board of directors unanimously approved the sale of our proprietary harpin protein technology and substantially all of the assets related to our worldwide agricultural and horticultural markets to Plant Health Care, a subsidiary of Plant Health Care, plc, pursuant to the terms of an asset purchase agreement dated as of December 1, 2006, or the “Asset Purchase Agreement,” and recommended approval of the sale to our shareholders.  The assets sold to Plant Health Care are collectively referred to in this Annual Report on Form 10-K as the “Harpin Protein Technology.”  Our board believed that the sale of the Harpin Protein Technology would:

•

allow us to realize a value for the Harpin Protein Technology business that we could not realize by continuing to operate the business, when taking into account all the circumstances of the sale, including the purchase price, the resulting reduction of operating losses and liabilities, and our prospects for continued operation of the business;

•

significantly reduce our operating losses and liabilities, as well as the cash requirements of operating our Home and Garden Business; and

•

provide us with additional cash, from the proceeds of the sale, to continue our Home and Garden Business and to explore our NOL Strategy.

On that date, our board also approved a plan to substantially reduce our administrative, marketing, sales, manufacturing and development personnel to six employees by December 31, 2006, with the possibility of additional personnel cuts in the future.  The majority of these employees were hired by Plant Health Care in December 2006.  Dr. Rhett Atkins, our then-chief executive officer and president, resigned from those positions effective December 15, 2006 as part of the reduction in force.  Dr. Atkins continues to serve as a director of our company.  Our board appointed Bradley S. Powell, our then-Vice President of Finance and Chief Financial Officer, to serve as our new President effective December 15, 2006.

Our shareholders approved the sale of the Harpin Protein Technology at a special meeting held on February 26, 2007, and we closed the sale on February 28, 2007.  Under the terms of the sale, Plant Health Care purchased substantially all of our assets and other rights relating to the creation of plant health technology incorporating harpin proteins and the manufacture of biopesticide, plant health and nutrient products utilizing harpin protein technology.  These assets included our core harpin protein technology, including our license agreement with the Cornell Research Foundation, our manufacturing equipment and our entire inventory of products designated for the agricultural and horticultural markets.  Plant Health Care assumed certain of our liabilities at closing, including all of our obligations under our office and manufacturing facility lease and under our license with the Cornell Research Foundation.  The Harpin Protein Technology sold to Plant Health Care represented approximately 90% of our total net revenue in each of the fiscal years ended December 31, 2006 and 2005.

We retained our cash, accounts receivable and assets relating to our Home and Garden Business, consisting primarily of our inventory of harpin protein-based products designated for the Home and Garden Market.  As part of the closing, we entered into a license and supply agreement with Plant Health Care, pursuant to which we have the exclusive right to sell harpin protein-based products for the protection of plants and seeds and the promotion of overall plant health to the general public, to resellers or businesses that offer our harpin protein-based products to the general public and to businesses that incorporate harpin protein-based products into existing or new products to be sold to the general public.  We retained all liabilities associated with our Home and Garden Business and all liabilities associated with the Harpin Protein Technology that occurred or existed prior to the closing which were not assumed by Plant Health Care.

The adjusted purchase price for the Harpin Protein Technology assets was $2.2 million, $1.5 million of which we received at closing.  The balance of $0.7 million was evidenced by a promissory note delivered to us by Plant Health Care.  The promissory note, which was paid in full by December 31, 2007, had an interest rate of 5% per annum.  To date, we have used the net proceeds of the sale of the Harpin Protein Technology for general working capital purposes related to our Home and Garden Business and, until our board's approval of the proposed Plan of Dissolution, to explore our NOL Strategy.

After the sale to Plant Health Care, we discontinued all research and development activity.  Accordingly, we did not have any research and development expenses in 2008.  In 2007, our research and development expenses were approximately $137,000.

Our Business Strategy

From and after the closing of the sale of the Harpin Protein Technology and until the approval by our board of directors of the proposed Plan of Dissolution, our business strategy had been to use any revenue generated by our Home and Garden Business to support our continued operations and to explore our NOL

Strategy.  The NOL Strategy is extremely speculative and subject to a large number of risks and uncertainties, including those set forth under the heading "Risk Factors" and elsewhere in this Annual Report on Form 10-K, and has not been successful to date.  A detailed discussion of the background and reasons for our board's decision to abandon the NOL Strategy and pursue the proposed Plan of Dissolution will be contained in the definitive proxy statement that will be filed with the SEC and mailed to shareholders prior to the special meeting of shareholders to vote on the proposed Plan of Dissolution.

At December 31, 2008, we had:

•

United States Federal net operating loss carryforwards of approximately $118.8 million that expire between 2009 and 2027;

•

aggregate foreign net operating loss carryforwards of approximately $4.3 million, of which $1.4 million expires between 2011 and 2018 and $2.9 million does not expire;

•

aggregate net operating loss carryforwards in 19 states that range between $2,000 to $12.6 million per state and expire between 2009 and 2027; and

•

aggregate United States general business credit carryforwards of approximately $1.4 million that expire between 2013 and 2026.

If our shareholders do not approve the proposed Plan of Dissolution or if the Plan of Dissolution is not otherwise implemented pursuant to our board’s ability to abandon the Plan of Dissolution if our board determines that such action would be in the best interests of our company and our shareholders, our board of directors will explore what, if any, strategic alternatives are available for the future of our company, which may include the continued exploration of the NOL Strategy.  Other possible alternatives include seeking to raise capital from the sale of securities, which could result in substantial dilution to our existing shareholders and the granting of superior rights to the new shareholders, selling all of our stock or assets, changing our business focus, expanding the scope of our business through relationships with third parties, seeking voluntary dissolution at a later time and with potentially diminished assets or seeking bankruptcy protection.  See "Risk Factors—Risks Related to the Plan of Dissolution."

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

We initiated our Home and Garden Business in 2003, with the introduction of Messenger®, primarily for use on roses.  In 2004, we expanded our home and garden marketing plan, concentrating our efforts in the Pacific Northwest and Northeastern regions of the United States.  We increased resources allocated to the Home and Garden Market in 2005 and expanded our efforts to include the Southeastern region of the United States in our target areas.  In January 2006, we introduced Messenger® seed treatment for home and garden use.

Our Home and Garden Products are marketed under the umbrella brand Messenger®.  We currently market three harpin protein-based products in the Home and Garden Market pursuant to an exclusive license and supply agreement with Plant Health Care: Messenger®; Messenger® Seed Treatment; and MightyPlant with Messenger® Gold, which was introduced in the Home and Garden Market during the second quarter of 2007.  Our harpin protein-based products are either water-soluble granules or powders that are topically applied or that are water insoluble powders used as seed treatments.  We believe, based on numerous field trials we have conducted, that our Home and Garden Products provide the following advantages:

•

Trigger beneficial plant responses.  Our harpin-based products provide harmless yet potent signal-inducing harpin proteins and protein extracts, which trigger beneficial responses designed to protect plants, to help plants grow through stress, to improve plants’ uptake of nutrients, and to enhance the overall level of plant health.

•

Low dosage and quick activation of plant systems.  Generally, only one teaspoon of Messenger® is required to treat 1,000 square feet of plant material.  Upon application, harpin proteins quickly initiate the activation of the plant’s growth and stress-defense systems, with full activation occurring within three to five days.  The quick response to harpin protein reduces the need for re-application when rainfall occurs shortly after application.

•

Simple application. Messenger® products can be applied using standard equipment and a variety of simple application methods, such as direct foliar sprays, seed treatments and soil drenches.  In contrast to many traditional plant treatments, which generally require that each individual plant leaf be sprayed, it is not necessary to spray the entire plant for harpin proteins to be effective.

Product Safety

Independent toxicology studies, in-house laboratory tests and prior field-testing demonstrate that our Home and Garden Products are nontoxic to humans and the environment. The following is a summary of the human health and environmental safety attributes of our products:

•

Negligible human dietary and environmental exposure.  There is no human dietary or environmental exposure to Messenger® products resulting from application of the products.  Product residues on treated plants are rapidly degraded by sunlight, rain and microorganisms and are undetectable within three to ten days following application, even when applied at rates far above our recommended application rates.

•

Safe for animals.  The United States Environmental Protection Agency, or "EPA," requires that toxicology studies be conducted to evaluate the impact of products on selected animals.  The EPA-required mammalian toxicology testing placed Messenger® products in the EPA’s “Toxicity Category III or IV” designations reserved for materials with lower hazard potential.  Unlike many plant protection and yield enhancement products, Messenger® products require no label warnings or special use restrictions to protect animals.

•

Nontoxic to plants.  Messenger® products have not been observed to cause phytotoxicity or any other adverse effects in plants during the course of thousands of field trials conducted on a variety of plants under a wide range of environmental conditions.  Also, we have not observed any adverse effects attributable to Messenger® products in numerous controlled laboratory studies to evaluate their effects on seedling germination and emergence.

Sales, Marketing and Distribution

In 2006, we reduced resources allocated to the Home and Garden Business and concentrated our efforts on radio advertising, society endorsements and the introduction of Messenger Seed Treatment in the Home and Garden Market.  During 2007, we implemented a limited radio and print advertising and public relations program.  We also initiated advertising and public relations programs in three new markets – Texas, Florida and Wisconsin – to build on existing positive word-of-mouth momentum.  During 2008, we continued the limited radio and print advertising and public relations program.  Our radio campaign targeted well-recognized gardening programs broadcasting in larger markets, such as Ralph Snodsmith’s garden program in New York, which is nationally syndicated, Paul Parent’s garden program in New England, and Mallory Gwynn’s garden program the Pacific Northwest.  Our print advertising program targeted specialty growers affiliated with organizations such as the American Rose Society, the American Dahlia Society, the American Hemerocallis Society and the National Garden Club.  In 2009, until the time, if any, that the proposed Plan of Dissolution is approved and implemented, we plan to continue these limited radio and print advertising and public relations programs.

Our Home and Garden Products are not well known in the market.  Our sales of Home and Garden Products to date have come primarily through independent distributors, retailers and our website and we believe have been driven by word-of-mouth recommendations from current customers.  Our future success in pursuing our Home and Garden Business would depend in significant part on our ability to generate demand for harpin protein-based products in the Home and Garden Market, specifically among the general public, resellers or businesses that sell the products to the general public and businesses that incorporate harpin protein-based products into existing or new products to be sold to the general public.  To this end, our direct and indirect sales operations must increase market awareness of our Home and Garden Business and our products to generate increased revenue.  However, we have not invested significant resources in, and do not intend to significantly increase our investment toward the development of, our Home and Garden Business.

At March 2, 2009, we had only one part-time employee focused on sales and marketing of our Home and Garden Products.  We have no current plans to increase our sales and marketing capabilities in the Home and Garden Market, and we expect to continue to generate a substantial portion of our sales through our website based on positive word-of-mouth.

We work with several independent distributors and retailers for the distribution and sale of our Home and Garden Products.  We currently have two key distributors of our Home and Garden Products, one of which accounted for more than 10% of our net revenues during 2008.  During 2007, two different distributors each accounted for more than 10% of our net revenues, one of which was Plant Health Care.  Plant Health Care is no longer one of our distributors due to its acquisition of the Harpin Protein Technology in February 2007.  We extend credit to certain of the distributors and retailers of our Home and Garden Products.  The failure of any of these distributors and retailers, or any other distributor or retailer to which we extend a significant amount of credit to pay its account now or in the future may harm our operating results.

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

Product Supply; License and Supply Agreement with Plant Health Care

In connection with the sale of the Harpin Protein Technology, we ceased all product development and manufacturing activities.  We believe that our current inventories of Messenger®, Messenger® Seed Treatment and MightyPlant with Messenger® Gold are sufficient to support our anticipated sales of those products through 2009.  Thereafter, if the proposed Plan of Dissolution is not approved or implemented, we expect to acquire all harpin proteins and harpin protein-based products for our Home and Garden Business from Plant Health Care pursuant to our exclusive license and supply agreement with Plant Health Care.  Under this agreement, Plant Health Care granted us an exclusive worldwide right and license to sell harpin protein-based products in the Home and Garden Market, as well as a royalty-free, exclusive non-transferable worldwide license to use the Messenger®, MightyPlant and Harp-N-Tek trademarks in connection with our advertising, promotion, distribution and sale of such products.

The agreement provides that Plant Health Care will supply us with harpin proteins and harpin protein-based products in quantities requested by us through purchase orders submitted pursuant to the license and supply agreement, at a price equal to 80% of Plant Health Care’s actual United States agricultural distributor price.  We did not purchase any materials from Plant Health Care in 2008, and we do not expect to purchase any material from Plant Health Care in 2009.  Plant Health Care warrants that the products supplied under the license and supply agreement will comply with our specifications and applicable laws and regulations and are free of defects in workmanship and materials.  Subject to certain conditions, Plant Health Care must replace or credit us for any products that do not comply with the warranty, which is our sole remedy for any such breach of warranty.

In the event that Plant Health Care is unable or unwilling to provide us with requested products, we may declare a “failure of supply” (as defined in the license and supply agreement) and select and qualify a second source to provide us harpin proteins and harpin protein-based products.  Plant Health Care has granted us a license in the license and supply agreement to use its intellectual property and regulatory approvals solely to make or have made by a second source for us, and to use, distribute, sell or otherwise commercialize, harpin proteins and protein-based products for our Home and Garden Business after the occurrence of a failure of supply.

Both parties agree to take commercially reasonable efforts to prevent disclosure of confidential information exchanged pursuant to the license and supply agreement.  Both parties agree to indemnify and hold harmless the other party for any claims arising from its own actions or omissions, excluding payment of consequential or punitive damages.  Subject to certain exceptions, the parties’ liability to each other will not exceed the aggregate fees paid by us to Plant Health Care in the six months preceding the event giving rise to the liability.  The license and supply agreement continues until expiration of the last United States or foreign patent relating to the products held or acquired by Plant Health Care in connection with the sale.  The exact date of expiration of these patents and any patents that issue on patent applications will vary depending on when such patents issue and other factors, but is currently projected to occur in or about 2018.  Thereafter, the license and supply agreement will automatically extend for consecutive additional five-year periods, unless we elect to terminate the license and supply agreement at our sole option.

We may assign the license and supply agreement to any party that acquires the Home and Garden Business if such party agrees to assume our obligations under the license and supply agreement.  Plant Health Care may also assign its obligations under the license and supply agreement.  However, if Plant Health Care assigns any part of its business or obligations under the agreement in a manner that prevents us from having an adequate supply of harpin proteins or harpin protein-based products, such event will be deemed a failure of supply.

As we no longer develop or manufacture our Home and Garden Products, we rely entirely on Plant Health Care to manufacture and provide sufficient quantities and quality of our harpin proteins and harpin protein-based products on a timely basis for sale in the Home and Garden Market.  For discussion of the risks relating to the license and supply agreement, our sole source of supply and our Home and Garden Business generally, see Item 1A of this Annual Report on Form 10-K entitled “Risk Factors.”

Patents and Proprietary Rights

As part of the sale of the Harpin Protein Technology, we transferred to Plant Health Care all of our patents, patent applications, trademarks, license agreements and other intellectual property relating to the Harpin Protein Technology.  We also transferred to Plant Health Care all of our rights under our license agreement with the Cornell Research Foundation, pursuant to which we had been granted worldwide exclusive rights to Cornell University’s technology relating to harpin proteins and related genes.

Our Home and Garden Products are now covered by United States and foreign patents and patent applications owned by Plant Health Care or Cornell University.  These patents include claims for the harpin family of proteins generally, for various specific harpins, and for the use of harpin proteins to impart disease or insect resistance or to enhance plant growth or improve yields.  Patent applications of Plant Health Care and Cornell University include claims to several specific harpin proteins, methods to apply harpin proteins to seeds and the use of harpin proteins to prevent post-harvest disease in fruits and vegetables and desiccation in ornamental cuttings.

As described above, Plant Health Care has granted us an exclusive worldwide right and license to sell harpin protein-based products for the protection of plants and seeds and the promotion of overall plant health in the Home and Garden Market.  We believe these rights and licenses preclude our competitors and other entities, including Plant Health Care, from using or selling harpin protein-based products covered under the patents, as they are now issued or may issue in the future, in the Home and Garden Market to impart disease or insect resistance or enhance plant growth.  See “—Product Supply; License and Supply Agreement with Plant Health Care” above for more information on the license, including its duration.

Patent law is still evolving relative to the scope and enforceability of claims in the field in which we operate.  The protection of our license or the underlying patents and patent applications that have been licensed to us is highly uncertain and involves complex legal and technical questions for which legal principles are not firmly established.  Our license and supply agreement and the patents and patent applications belonging to Plant Health Care and Cornell University may be insufficient to protect the technology underlying our products in the Home and Garden Market.

Messenger®, MightyPlant® and Harp-N-Tek® are registered trademarks of Plant Health Care in the United States and other foreign countries.  We have been granted, pursuant to the license and supply agreement described above, a royalty-free, exclusive non-transferable license to use the Messenger®, MightyPlant® and Harp-N-Tek® trademarks in connection with our advertising, promotion, distribution and sale of such products in the Home and Garden Market.

Government Regulation and Registration

Messenger products that are labeled for use as pesticides are regulated by the EPA under the Federal Insecticide, Fungicide, and Rodenticide Act, or “FIFRA,” and under the Federal Food, Drug, and Cosmetic Act.  The EPA has determined that these products are biochemical pesticides, a subset of biopesticides.  Compared to traditional chemical pesticides, biopesticides are generally subjected to significantly fewer data requirements to support registration under FIFRA.  EPA granted registration for the full commercial use of several harpin protein-based products, including Messenger, Messenger Seed Treatment, Mighty Plant with Messenger Gold, and other alternate brand name products and formulations.  Now that these products are registered by the EPA, the Food and Drug Administration is responsible for monitoring and enforcing the exemption from tolerance

The sale and use of plant health products containing harpin proteins are extensively regulated by the EPA and/or state, local and foreign governmental authorities.  These regulations substantially increase the cost and time associated with bringing our Home and Garden Products to market.  All EPA (federal) registrations were transferred to Plant Health Care in connection with the sale of the Harpin Protein Technology while state registrations and permits are not transferable.  We currently sell our Home and Garden Products pursuant to regulatory approvals under the EPA’s “me too” registration process and will subsequently register our Home and Garden Products in the States and other jurisdictions, as necessary.  If we do not continue to receive the necessary governmental approvals to market these products, obtain required approvals in the future, or if the regulatory authorities revoke our approvals or grant them subject to restrictions on their use, we may be unable to sell our Home and Garden Products and our business may fail.

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

Even if we obtain all necessary regulatory approvals to market and sell our products, these products will be subject to continuing review and extensive regulatory requirements.  The EPA, as well as state and foreign governmental authorities, could at any time withdraw a previously approved product from the market upon discovery of new information, including an inability or failure to comply with regulatory requirements or the occurrence of unanticipated problems with the product, or for other reasons.  In addition, federal, state and foreign regulations relating to plant protection products developed through biotechnology are subject to public concerns and political circumstances and, as a result, regulations have changed and may change substantially in the future.  These changes may result in limitations on the manufacturing, marketing or use of our current and any future Home and Garden Products.

Pursuant to the license and supply agreement, Plant Health Care has agreed to maintain in certain jurisdictions, as specified within the license and supply agreement, all regulatory approvals with the EPA relating to our Home and Garden Products.  Failure of Plant Health Care to secure and maintain applicable EPA approvals or otherwise comply with applicable regulations could adversely affect or interrupt our sole source of supply of Home and Garden Products.  For further discussion of risks associated with our license and supply agreement and our Home and Garden Business generally, see Item 1A of this Annual Report on Form 10-K entitled “Risk Factors.”

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

Many of the large chemical pesticide companies are also developing products that they believe are less environmentally harmful than traditional chemical pesticides and that may directly compete with our Home and Garden Products.  Other small companies may also prove to be significant competitors, particularly through collaborative arrangements with large and established companies.  Furthermore, academic institutions, government agencies and other public and private research organizations may also conduct research, seek patent protection and establish collaborative arrangements for discovery, research, development and marketing of products similar to ours.

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

Employees

As of March 2, 2009, we employed three part-time employees, including Nathaniel T. Brown, our Chief Executive Officer, Chief Financial Officer and Secretary, at our office in Woodinville, Washington.

Available Information

Under the menu “About Us—Investor Information” on our Internet website at http://www.edenbio.com, we provide free access to our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and all amendments to those reports as soon as reasonably practicable after such material is electronically filed with or furnished to the SEC.  The information contained on our website is not incorporated herein by reference and should not be considered part of this Annual Report on Form 10-K.

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

Risks Related to the Plan of Dissolution

There are risks associated with the proposed Plan of Dissolution, one of which is set forth below.  Other risks related to the proposed Plan of Dissolution will be set forth in our definitive proxy statement that will be filed with the SEC.  Please read our definitive proxy statement when it is available for a description of such risks.

If our shareholders do not approve the Plan of Dissolution, our resources may diminish completely.

If our shareholders do not approve the proposed Plan of Dissolution of if the Plan of Dissolution is otherwise not implemented pursuant to our board’s ability to abandon the Plan of Dissolution if our board determines such action is in the best interests of our company and our shareholders, our board of directors will explore what, if any, strategic alternatives are available for the future of our company, which may include the continued exploration of our NOL Strategy. Other possible alternatives include seeking to raise capital from the sale of securities, which could result in substantial dilution to our existing shareholders and the granting of superior rights to the new shareholders, selling all of our stock or assets, changing our business focus, expanding the scope of our business through relationships with third parties, seeking voluntary dissolution at a later time and with potentially diminished assets or seeking bankruptcy protection.  There can be no assurance that any of these alternatives would result in greater shareholder value than the proposed Plan of Dissolution.  Moreover, any alternative we select may have unanticipated negative consequences, and we will face a number of risks, including:

•

We are likely to continue to incur net losses from the operation of our Home and Garden Business. Moreover, our Home and Garden Business may be negatively impacted by our announced intent to dissolve our company, which may cause our customers to transition to other products. Our net losses may increase in the future as we continue to operate our Home and Garden Business and could consume a material amount of our limited cash resources. We discuss the risks of the continued operation of our Home and Garden Business in further detail below under the heading "–Risks Related to Our Continuing Business Operations;"

•

If we were to continue to explore our NOL Strategy, we cannot assure you that we would ever realize the value of our deferred tax assets.  For example, if shareholders do not approve the Plan of Dissolution, there can be no assurance that the holders of our common stock, including one or more of the holders of 5% or more of our common stock, will not sell their shares and thereby potentially impair our ability to utilize our net operating loss carryforwards by causing an "ownership change" (as defined in Section 382 of the Internal Revenue Code of 1986, as amended, or the “Code”).  In such case, pursuit of the NOL Strategy may not be among the alternatives available to us. The NOL Strategy is extremely speculative and subject to a number of risks that we describe in further detail below under the heading “— Risks Related to Our Business Plan to Utilize Net Operating Loss Carryforwards,” and the continued pursuit of the NOL Strategy may consume substantially all of our remaining cash resources;

•

Any financing we may require to continue our operations or to acquire another business as part of the NOL Strategy may not be available on acceptable terms, if at all, particularly in light of the current economic crisis, which we believe will significantly impair our ability to attract capital through the sale of securities or otherwise obtain financing.  Any financing we are able to obtain may substantially dilute the interests of our current shareholders;

•

We would continue to incur expenses associated with being a public reporting company, including ongoing SEC reporting obligations. These expenses would accelerate the depletion of our existing cash resources; and

•

Prior to the public announcement of our board's approval of the Plan of Dissolution, our common stock had generally been trading below $1.00 per share for the prior two months.  If our shareholders do not approve the Plan of Dissolution, we believe it is likely that the price of our common stock will fall below The Nasdaq Capital Market’s $1.00 minimum bid price requirement and that our common stock will eventually be delisted from The Nasdaq Capital Market, which could significantly impair our ability to fund operations through the sale of our securities.

Risks Related to Our Continuing Business Operations

If our shareholders do not approve the proposed Plan of Dissolution or if the Plan of Dissolution is not otherwise implemented, our board of directors will explore what, if any, strategic alternatives are available for the future, which may include the continued exploration of the NOL Strategy.  Other possible alternatives include seeking to raise capital from the sale of securities, which could result in substantial dilution to our existing shareholders and the granting of superior rights to the new shareholders, selling all of our stock or assets, changing our business focus, expanding the scope of our business through relationships with third parties, seeking voluntary dissolution at a later time and with potentially diminished assets or seeking bankruptcy protection.  At this time, our board of directors does not know which alternatives might be considered, or what impact any alternative might have on shareholder value.  Any alternative we select may have unanticipated negative consequences.

The risks below describe the risks related to our business if the Plan of Dissolution is not approved or implemented and we continue to pursue the NOL Strategy.  The risks and uncertainties described below are not the only ones facing our company, and our risks and uncertainties may change if the Plan of Dissolution is not approved or implemented and we alter our business strategy.  Additional considerations not presently known to us or that we currently believe are immaterial may also impair our business operations.  If any of the following risks actually occurs, our business, financial condition or operating results could be materially and adversely affected, the value of our common stock could decline and you may lose all or part of your investment.

Risks Related to Our Home and Garden Business

Our ongoing business would be dependent on the success of our Home and Garden Business, which has a limited operating history, has generated only limited revenue to date and in which we do not expect to substantially increase our investment.

On February 28, 2007, we completed the sale of all of the Harpin Protein Technology to Plant Health Care.  Following the sale, we retained only our cash, accounts receivable, tax attributes and assets related to our Home and Garden Business, primarily our inventory of harpin protein-based products designated for the Home and Garden Market. In connection with the sale, Plant Health Care granted us the exclusive license and right to sell harpin protein-based products in the Home and Garden Market. In selling the Harpin Protein Technology, we sold all of our technology and our most significant source of revenue. The Harpin Protein Technology represented approximately 90% of our total net revenue in each of the years ended December 31, 2006 and 2005.

Since then, our operations have been dependent upon the success of our Home and Garden Business. Our Home and Garden Business has a limited operating history and has had only limited revenues to date. We generated revenue from our Home and Garden Business of approximately $0.2 million in 2008, $0.3 million in 2007, $0.4 million in 2006 and $0.4 million in 2005. We do not intend to significantly increase our investment toward the development of our Home and Garden Business, and we cannot provide any assurance that our Home and Garden Products will achieve greater market acceptance. If we are not successful in operating our Home and Garden Business, our results of operations and financial condition, as well as our ability to explore the NOL Strategy or any other business strategy will be adversely affected and ultimately may be unsuccessful.

We may not be able to become profitable unless we identify and acquire other businesses on favorable terms.

We believe that our ability to achieve profitability depends in substantial part on our ability to identify and acquire suitable acquisitions on favorable terms, so that we can increase our revenues and generate new income. If we are unable to complete acquisitions on favorable terms, our business will be very limited and may not generate sufficient revenue to cover our expenses. There is no assurance that we will be able to complete any future acquisitions or that such transactions, if completed, will contribute positively to our operations and financial results and condition. Despite our significant efforts since the sale of the Harpin Protein Technology in February 2007, we have been unable to identify an acceptable transaction that would enable us to utilize the value from our net operating loss carryforwards. If we issue stock or securities convertible into or exercisable for stock in connection with any acquisition, our shareholders may experience substantial dilution and new shareholders could have rights superior to current shareholders. In addition, as further noted below, the provisions of the Code and certain applicable Treasury regulations will limit the number of shares of stock we can sell from time to time without causing a limitation on our ability to use our net operating loss carryforwards.

We would continue to incur significant operating losses and negative cash flow, and we may never be profitable.

We have incurred significant operating and net losses and negative cash flow and have never achieved profitability. As of December 31, 2008, we had an accumulated deficit of approximately $127.8 million. We expect to continue to experience operating losses in our Home and Garden Business for the foreseeable future. To achieve operating profitability in our Home and Garden Business, we will need to substantially grow the customer base for our Home and Garden Business; however, as noted above, we do not currently intend to significantly increase our investment toward the development of our Home and Garden Business. We may not be able to increase our revenue in this manner.

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

•

expand current, and develop new, distribution channels to sell products in the Home and Garden Market;

•

obtain and maintain required regulatory approvals;

•

develop additional strategic partnerships to facilitate our marketing and sales efforts; and

•

respond to the rapidly changing market for plant protection and yield enhancement products.

We may not successfully address some or all of these risks. If we do not successfully address these risks, we may not realize sufficient revenue or net income to reach or sustain profitability or continue operations. If we are unable to achieve and sustain profitability, we will eventually not have the resources to explore the NOL Strategy or any other business strategy. Even if we were to achieve profitability, there are significant material uncertainties about our ability to effectively utilize or otherwise realize potential value from our net operating loss carryforwards.  Some of these risks and uncertainties are described below under the heading “— Risks Related to Our Business Plan to Utilize Net Operating Loss Carryforwards.”

We would be dependent on Plant Health Care for the manufacture and supply of harpin proteins and harpin protein-based products for our Home and Garden Business, and any failure of Plant Heath Care to provide timely delivery of high quality products could adversely affect our business and results of operations.

Upon depletion or expiration of our existing home and garden inventory, we would expect to acquire all harpin proteins and harpin protein-based products for our Home and Garden Business from Plant Health Care pursuant to a license and supply agreement with Plant Health Care. Under this agreement, Plant Health Care has granted us an exclusive worldwide right and license to sell harpin protein-based products in the Home and Garden Market, as well as a royalty-free, worldwide exclusive non-transferable license to use the Messenger, MightyPlant and Harp-N-Tek trademarks in connection with our advertising, promotion, distribution and sale of such products. The agreement provides that Plant Health Care will supply us with harpin proteins and harpin protein-based products in quantities requested by us through purchase orders submitted pursuant to the supply and license agreement, at a price equal to 80% of Plant Health Care’s actual U.S. agricultural distributor price. In the event that Plant Health Care is unable or unwilling to provide us with requested products, we may declare a “failure of supply” (as defined in the license and supply agreement) and select and qualify a second source to provide us harpin proteins and harpin protein-based products, which may not be available. The license and supply agreement continues until expiration of the last U.S. or foreign patent relating to the products held or acquired by Plant Health Care in connection with the sale. Thereafter, the license and supply agreement automatically extends for consecutive five-year periods, unless we elect to terminate the license and supply agreement at our sole option.

We have no assurance that Plant Health Care would be able to manufacture and provide sufficient quantities or quality of harpin proteins and harpin protein-based products on a timely basis, or at all, or otherwise perform its obligations under the license and supply agreement. If Plant Health Care were unwilling or unable to perform such obligations, our Home and Garden Business and results of operations could be materially adversely impaired. We may suffer delays in, or be prevented from, fulfilling customer orders and may incur substantial legal and other expenses in enforcing our rights under the license and supply agreement, including identifying and qualifying a second source of supply, if one is even available.

In addition, Plant Health Care has agreed to maintain in certain jurisdictions, as specified within the license and supply agreement, all regulatory approvals with the Environmental Protection Agency, or the “EPA,” relating to our Home and Garden Products. Failure of Plant Health Care to secure and maintain applicable EPA approvals or otherwise comply with applicable regulations could adversely affect or interrupt our sole source of supply of Home and Garden Products. If our sole source of supply is interrupted, our Home and Garden Business and results of operations could be materially adversely impaired.

Our Home and Garden Business is relatively new and has limited market awareness, and we may not be successful in building greater market awareness and increasing sales.

Our Home and Garden Products are not well known in the market. Our sales of Home and Garden Products to date have come primarily through independent distributors, retailers and our website and we believe have been driven by word-of-mouth recommendations from current customers. Our future success would depend in significant part on our ability to generate demand for harpin protein-based products in the Home and Garden Market, specifically among the general public, resellers or businesses that sell the products to the general public and businesses that incorporate harpin protein-based products into existing or new products to be sold to the general public. To this end, our direct and indirect sales operations must increase market awareness of our Home and Garden Business and our products to generate increased revenue. However, we have not invested significant resources in, and do not intend to significantly increase our investment toward the development of our Home and Garden Business. At March 2, 2009, we had only one part-time employee focused on sales and marketing of our Home and Garden Products. We have no current plans to increase our sales and marketing capabilities in the Home and Garden Market, and we expect to continue to generate a substantial portion of our sales through our website based on positive word-of-mouth. Our sales and marketing personnel may not successfully compete against the sales and marketing operations of our current and future competitors that have greater resources and more established relationships with distributors, retailers and growers. If we are not successful in building greater market awareness and generating increased sales, our future results of operations will be adversely affected. If we fail to generate sufficient sales from our Home and Garden Business to cover our operating expenses, our business operations and prospects, including our ability to explore whether there may be opportunities to realize potential value from our remaining business assets, primarily our net operating loss carryforwards, would be adversely affected, creating substantial doubt about our ability to stay in business.

We may be unable to establish or maintain successful relationships with independent distributors and retailers, which could adversely affect our sales and our ability to generate revenue from our Home and Garden Business.

Our ability to sell our Home and Garden Products will be significantly impaired if we fail to develop and maintain our distribution channels. We would need to increase sales to independent distributors and retailers in the Home and Garden Market to expand sales of our products. We have engaged several independent distributors and retailers for the distribution and sale of our Home and Garden Products. Our future revenue growth will depend in large part on our success in establishing and maintaining these sales and distribution channels. Moreover, we cannot assure you that the distributors and retailers on which we rely will focus adequate resources on selling these products or will be successful in selling them. Many of our potential distributors and retailers are in the business of distributing and sometimes manufacturing other, possibly competing, plant health products for the Home and Garden Market and may perceive our products as a threat to various product lines currently being manufactured or distributed by them. In addition, the distributors and retailers may earn higher margins by selling competing products or combinations of competing products. If we are unable to establish or maintain successful relationships with independent distributors and retailers, we would need to further develop our own distribution and sales and marketing capabilities, which would be expensive and time-consuming and the success of which would be uncertain.

We currently have two key distributors of our Home and Garden Products. If any distributor or retailer that purchases a significant amount of our Home and Garden Products were to discontinue purchasing our products any time, our sales would be adversely affected. In addition, the failure of any of these distributors and retailers, or any other distributor or retailer to which we extend a significant amount of credit, to pay its account now or in the future may harm our operating results.

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

The plant health industry is dominated by multinational chemical and pharmaceutical companies, including The Scotts Miracle-Grow Company, Syngenta AG, BASF AG, and Bayer AG. Many of the large chemical pesticide companies are also developing products that they believe are less environmentally harmful than traditional chemical pesticides and that may directly compete with our Home and Garden Products. Other small companies may also prove to be significant competitors, particularly through collaborative arrangements with large and established companies. Furthermore, academic institutions, government agencies and other public and private research organizations may also conduct research, seek patent protection and establish collaborative arrangements for discovery, research, development and marketing of products similar to ours.

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

Our Home and Garden Business depends on products that are based on the same new technology, and our commercialization of those products may not be successful.

We are dependent on the successful commercialization in the Home and Garden Market of three products (Messenger, Messenger Seed Treatment and MightyPlant with Messenger Gold, the latter of which was introduced into the Home and Garden Market in the second quarter of 2007) that are based on the same new technology. Substantially all of our sales in the Home and Garden Market have come from our first harpin protein and from a single product, Messenger. These sales have been limited and quite small in comparison to the size of the overall Home and Garden Market. Our Home and Garden Products may not be commercially successful and may not prove effective or economically viable. In addition, because our Home and Garden Products have not been put to widespread use over significant periods of time, no assurance can be given that adverse consequences might not result from their use, such as soil or other environmental degradation, the development of negative effects on animals or plants or reduced benefits in terms of plant health or protection.

A variety of factors would determine the success of our market development and commercialization efforts and the rate and extent of acceptance of our Home and Garden Products, including our ability to implement and maintain an appropriate pricing policy, general economic conditions in the Home and Garden Market, weather conditions and the extent to which the general public and regulatory authorities accept new plant and seed protection and plant health products developed through biotechnology.

Our inability to obtain regulatory approvals, or to comply with ongoing and changing regulatory requirements, could delay or prevent sales of our Home and Garden Products.

The sale and use of plant health products containing harpin proteins are extensively regulated by the EPA and/or state, local and foreign governmental authorities. These regulations substantially increase the cost and time associated with bringing our Home and Garden Products to market. All EPA (federal) registrations were transferred to Plant Health Care in connection with the sale of the Harpin Protein Technology while state registrations and permits are not transferable. We currently sell our Home and Garden Products pursuant to regulatory approvals under the EPA’s “me too” registration process and will subsequently register our Home and Garden Products in the States and other jurisdictions, as necessary. If we do not continue to receive the necessary governmental approvals to market these products, obtain required approvals in the future, or if the regulatory authorities revoke our approvals or grant them subject to restrictions on their use, we may be unable to sell our Home and Garden Products and our business may fail.

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

Even if we obtain all necessary regulatory approvals to market and sell our products, these products will be subject to continuing review and extensive regulatory requirements. The EPA, as well as state and foreign governmental authorities, could withdraw a previously approved product from the market upon discovery of new information, including an inability or failure to comply with regulatory requirements or the occurrence of unanticipated problems with the product, or for other reasons. In addition, federal, state and foreign regulations relating to plant protection products developed through biotechnology are subject to public concerns and political circumstances and, as a result, regulations have changed and may change substantially in the future. These changes may result in limitations on the manufacturing, marketing or use of our current and any future Home and Garden Products.

We may be exposed to product liability claims, which could adversely affect our operations.

We may be held liable or incur expenses to settle product liability claims if the products we sell cause injury or are found unsuitable during product testing, manufacturing, marketing, sale or use. These risks exist even with respect to any products that have received, or may in the future receive, regulatory approval, registration or clearance for commercial use. We cannot guarantee that we will be able to avoid product liability exposure.

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

We are engaged in an industry characterized by extensive research efforts and rapid technological development. Our competitors, which generally have substantially greater technological and financial resources than we do, may develop plant protection and plant health technologies and products that are more effective than ours or that render harpin protein-based technology and our Home and Garden Products obsolete or uncompetitive. To be successful, we will need to continually enhance our products and develop and market new products that keep pace with new technological and industry developments.

If we are unable to retain our existing personnel, we may not be able to successfully manage our business or achieve our objectives.

We are highly dependent on the efforts and abilities of Nathaniel T. Brown, our chief executive officer, chief financial officer and secretary. Our failure to retain Mr. Brown would seriously disrupt our operations and our ability to explore the NOL Strategy or any other business strategy and increase our expenses by forcing us to use more expensive outside consultants and impair our ability to generate revenue.

Risks Related to Our Business Plan to Utilize Net Operating Loss Carryforwards

Our ability to realize potential value from our net operating loss carryforwards is highly speculative and subject to numerous material uncertainties.

From and after the sale of the Harpin Protein Technology until our board's approval of the Plan of Dissolution, our business strategy had been to use the proceeds from the sale of the Harpin Protein Technology to fund the working capital requirements of our Home and Garden Business while we explore our NOL Strategy.  If the proposed Plan of Dissolution is not approved by our shareholders or is otherwise not implemented, we may seek to continue to pursue the NOL Strategy. However, the NOL Strategy is extremely speculative and subject to a large number of risks and uncertainties, including those set forth in this section and elsewhere in our public filings with the SEC. In order to confirm whether there are opportunities to realize potential value from our net operating loss carryforwards, we have engaged legal advisors to validate the underlying assumptions related to our net operating loss carryforwards and analyze and provide advice on the options that may be available to preserve and maximize the potential use of our deferred tax assets, as well as on potential limitations and risks of such utilization strategy. This will continue to be an expensive and time consuming process, and we may not be able to generate sufficient revenue from our Home and Garden Business or otherwise attract sufficient capital to support the process for its duration. A continued business plan for the utilization of our net operating loss carryforwards may not be successfully implemented or may not result in any increase in shareholder value, and the continued pursuit of the NOL Strategy may consume substantially all of our remaining cash resources.

We may not be able to realize value from, or otherwise preserve and utilize, our net operating loss carryforwards.

As noted above, our business strategy had been to explore whether there may be opportunities to realize potential value from our net operating loss carryforwards. Our net operating loss carryforwards permit us to apply our net operating losses from prior fiscal years to taxable income in future years in order to reduce our tax liability.

As we have incurred losses since our inception and do not currently expect to turn a profit in the near future, we are unable to realize value from our net operating loss carryforwards unless we find a way to become profitable, either through the acquisition of a profitable company or otherwise. The success of the NOL Strategy is predicated on maintaining the value of and utilizing all or substantially all of our net operating loss carryforwards to offset future taxable income of our company or any acquired company. This strategy would be adversely affected if we are unable to realize value from, or otherwise preserve and utilize, our net operating loss carryforwards, including for any of the following reasons:

•

Past Ownership Changes. In the event that we were to undergo an “ownership change” (as defined in Section 382 of the Code), our net operating loss carryforwards generated prior to the ownership change would be subject to annual limitations, which could reduce, eliminate, or defer the utilization of these losses. Generally, an “ownership change” occurs if one or more shareholders, each of whom owns 5% or more in value of a corporation’s stock, increase their aggregate percentage ownership by more than 50% over the lowest percentage of stock owned by those shareholders at any time during the preceding three-year period. Based upon an analysis completed during the third quarter of 2007 of past ownership changes (as defined under Section 382 of the Code), we believe that we have experienced ownership changes on March 20, 1996 and October 2, 2000. Absent any other ownership changes in the future, we believe there are no significant limitations on our future ability to use net operating loss carryforwards generated prior to those dates. We do not believe that the sale of assets to Plant Health Care in February 2007 resulted in another ownership change that would further limit our future ability to use net operating loss carryforwards generated after October 2000 because it was a sale of assets. However, the Internal Revenue Service, or “IRS,” or some other taxing authority may disagree with our position and contend that we have already experienced other such ownership changes or that the sale of assets resulted in an ownership change.

•

Future Ownership Changes. Even if an ownership change has not occurred in the past, there is still the potential for an ownership change to occur under Section 382 of the Code as a result of future changes in stock ownership. For example, if shareholders do not approve the Plan of Dissolution, the holders of our common stock, including one or more of the holders of 5% or more of our common stock, could sell their shares in sufficient quantities to trigger an ownership change. In addition, if shareholders do not approve the Plan of Dissolution and we continue to explore whether there may be opportunities to utilize our net operating loss carryforwards, we will be limited in our ability to issue additional stock in the future to provide capital for our business due to the importance of avoiding a future ownership change. We would only be able to issue additional stock in a manner that would not cause an ownership change pursuant to Section 382 of the Code. Accordingly, our ability to access the equity markets or issue stock in connection with an acquisition could be restricted.

•

Change of Control. In order to preserve our net operating loss carryforwards, we must ensure that there has not been a “change of control” of our company. A “change in control” includes a more than 50 percentage point increase in the ownership of our company by certain equity holders who are defined in Section 382 of the Code as “5 percent shareholders”. The IRS has viewed an acquisition of an ownership percentage in a company that is represented by certain equity instruments, including certain preferred stock, debt instruments, or stock options, that are issued in connection with a change in the board of directors to include the holders of the equity instruments or their agents as indicative of a transfer of a beneficial ownership interest in a company under Section 382 of the Code. Accordingly, a change in our board of directors that is accompanied by other equity events could be viewed as contributing to a more than 50 percentage point change in control of our company under Section 382 of the Code.

•

De Facto Liquidation. In order to preserve our net operating loss carryforwards, there must not be a “de facto liquidation” of our company. The IRS has interpreted a “de facto liquidation” to include a sale or discontinuation of the current business of a company. Accordingly, the IRS may view the Plan of Dissolution as a strong factor in a potential determination that a “de facto liquidation” of our Home and Garden Business has occurred.

For other risks related to our NOL Strategy, see “—Risks Related to Our Business Plan to Utilize Net Operating Loss Carryforwards.”

We may not be able to use our net operating loss carryforwards because we may not generate taxable income.

The use of our net operating loss carryforwards is subject to uncertainty because, in addition to the factors discussed above, it is dependent upon the amount of taxable income we generate. There can be no assurance that we will have sufficient taxable income, if any, in future years to use the net operating loss carryforwards before they expire. We believe that our ability to achieve profitability would depend in substantial part on our ability to identify and acquire suitable businesses on favorable terms, so that we can increase our revenues and generate new income. Despite our significant efforts since February 2007, we have been unable to identify a suitable acquisition and may be unable to identify or complete any acquisitions in the future. Moreover, any such transactions may not be successful or enable us to utilize our net operating loss carryforwards. In order to complete any acquisition to effectuate the NOL Strategy we may need to seek additional capital, including through the sale of stock or other securities, which may result in dilution to existing shareholders and the granting of superior rights to the new shareholders. In addition, as noted above, the provisions of the Code and certain applicable Treasury regulations will limit the number of shares of stock we can sell from time to time without causing a limitation on our ability to use our net operating loss carryforwards to reduce our future tax obligations.

The IRS could challenge the amount of our net operating loss carryforwards.

The amount of our net operating loss carryforwards has not been audited or otherwise validated by the IRS. The IRS could challenge the amount of our net operating loss carryforwards, which could significantly reduce our net operating loss carryforwards. In addition, calculating whether an ownership change has occurred is subject to uncertainty, both because of the complexity and ambiguity of Section 382 of the Code and because of limitations on a publicly-traded company’s knowledge as to the ownership of, and transactions in, its securities. Therefore, the calculation of the amount of our net operating loss carryforwards may be changed as a result of a challenge by a governmental authority or our learning of new information about the ownership of, and transactions in, our securities.

Possible changes in legislation could negatively affect our ability to use the tax benefits associated with our net operating loss carryforwards.

The rules relating to U.S. federal income taxation are constantly under review by persons involved in the legislative process and by the IRS and the U.S. Treasury Department, resulting in revisions of regulations and revised interpretations of established concepts as well as statutory changes. Revisions in U.S. federal tax laws and interpretations thereof could adversely impair our ability to use the tax benefits associated with our net operating loss carryforwards.

Limits on ownership of our common stock and our shareholder rights plan could have an adverse consequence to you and could limit your opportunity to receive a premium on our stock.

As noted above, if we continue to explore our NOL Strategy, we must avoid an ownership change under Section 382 of the Code in order to potentially retain the ability to use our net operating loss carryforwards to offset future income. This means that a potential buyer of our stock might be deterred from acquiring our common stock while we still have significant tax losses being carried forward, because such an acquisition might trigger an ownership change and severely impair our ability to use our tax losses against future income. Thus, this potential tax situation could have the effect of delaying, deferring or preventing a change in control and, therefore, could adversely affect our shareholders’ ability to realize a premium over the then prevailing market price for our common stock in connection with a change in control.

To further deter a potential buyer of our stock from accumulating an ownership position that could jeopardize our ability to utilize our net operating loss carryforwards, in June 2007, our board of directors adopted a shareholder rights plan and declared a dividend distribution of one preferred share purchase right on each outstanding share of our common stock. This shareholder rights plan is described in more detail below under the risk factor titled “— Risks Related to Our Common Stock — Certain provisions in our charter document and Washington law, as well as our shareholder rights plan, could discourage a change of control or make it difficult to change the composition of directors and management.” The shareholder rights plan may make it more difficult for other persons or entities, without the approval of our board of directors, to make a tender offer or otherwise acquire substantial amounts of our common stock, or to launch other takeover attempts that a shareholder might consider to be in such shareholder’s best interests.

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

Our common stock currently trades on The Nasdaq Capital Market. If we fail to meet any of the continued listing standards of The Nasdaq Capital Market, our common stock will be delisted. Nasdaq’s continued listing standards include specifically enumerated criteria, such as a $1.00 minimum closing bid price, shareholders’ equity of $2.5 million or market value of publicly held shares of $35.0 million and 500,000 shares of common stock publicly held and market value of publicly held shares of at least $1 million, as well as additional or more stringent criteria that may be applied in the exercise of Nasdaq’s discretionary authority to maintain the quality of and public confidence in the Nasdaq market, prevent fraudulent and manipulative practices, promote just and equitable principles of trade, and protect investors and the public interest. For example, we failed to satisfy Nasdaq’s $1.00 minimum bid price requirement on more than one occasion over the past few years. If we were unable to regain compliance with the minimum bid price requirement, our common stock would have been delisted from The Nasdaq Capital Market. Each time we were able to cure the failure to satisfy the minimum bid price requirement and avert having our common stock delisted. However, we have no assurance that Nasdaq will not in the future seek to delist us for our failure to meet the enumerated conditions for continued listing. In particular, prior to the public announcement of the decision of our board of directors to adopt the Plan of Dissolution, the trading price of our common stock had generally been trading below $1.00 per share for the prior two months. If our shareholders do not approve the Plan of Dissolution, we believe it is likely that the price of our common stock will fall below Nasdaq’s $1.00 minimum bid price requirement and that our common stock will eventually be delisted from The Nasdaq Capital Market. In addition, if our Home and Garden Business continues to generate declining revenues, we may be deemed a “shell” company, which may result in delisting from The Nasdaq Capital Market.

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

If our common stock is delisted from The Nasdaq Capital Market and the trading price remains below $5.00 per share, which is likely, trading in our common stock might also become subject to the requirements of certain rules promulgated under the Exchange Act, which require additional disclosure by broker-dealers in connection with any trade involving a stock defined as a “penny stock” (generally, any equity security not listed on a national securities exchange that has a market price of less than $5.00 per share, subject to certain exceptions). Many brokerage firms are reluctant to recommend low-priced stocks to their clients. Moreover, various regulations and policies restrict the ability of shareholders to borrow against or “margin” low-priced stocks, and declines in the stock price below certain levels may trigger unexpected margin calls. Additionally, because brokers’ commissions on low-priced stocks generally represent a higher percentage of the stock price than commissions on higher priced stocks, the current price of the common stock can result in an individual shareholder paying transaction expenses that represent a higher percentage of total share value than would be the case if our share price were higher. This factor may also limit the willingness of institutions to purchase our common stock. Finally, the additional burdens imposed upon broker-dealers by these requirements could discourage broker-dealers from facilitating trades in our common stock, which could severely limit the market liquidity of the stock and the ability of investors to trade our common stock.

Certain provisions in our charter documents and Washington law, as well as our shareholder rights plan, could discourage a change of control or make it difficult to change the composition of directors and management.

Provisions of our charter documents and Washington law, as well as our shareholders rights plan, may have the effect of delaying, deterring or preventing a change of control, even if this change would be beneficial to our shareholders. In addition, some of these provisions may make it difficult for shareholders to remove or replace our current directors and management in the event our shareholders believe this would be in the best interests of our company and our shareholders. Our articles of incorporation and bylaws:

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

Washington law imposes restrictions on certain transactions between a corporation and significant shareholders. Chapter 23B.19 of the WBCA prohibits a target corporation, with some exceptions, from engaging in particular significant business transactions with an acquiring person, which is defined as a person or group of persons that beneficially owns 10% or more of the voting securities of the target corporation, for a period of five years after the date the acquiring person first became a 10% beneficial owner of voting securities of the target corporation, unless the business transaction or the acquisition of shares is approved by a majority of the members of the target corporation’s board of directors prior to the time the acquiring person first became a 10% beneficial owner of the target corporation’s voting securities. Prohibited business transactions include:

•

a merger or consolidation with, disposition of assets to, or issuance or redemption of stock to or from the acquiring person;

•

termination of 5% or more of the employees of the target corporation; or

•

receipt by the acquiring person of any disproportionate benefit as a shareholder.

After the five-year period, a significant business transaction may occur if it complies with “fair price” provisions specified in the statute. A corporation may not opt out of this statute. This provision may have an antitakeover effect with respect to transactions that our board of directors does not approve in advance.

In June 2007, our board of directors adopted a shareholder rights plan and declared a dividend distribution of one preferred share purchase right on each outstanding share of our common stock. In addition to helping to protect the utilization of our net operating loss carryforwards by deterring a potential buyer of our stock from accumulating an ownership position that could jeopardize our ability to utilize our net operating loss carryforwards, the shareholder rights plan is also designed to ensure that our board of directors has adequate time to consider any proposed transaction involving the Company and that all of our shareholders receive fair and equal treatment in the event of a proposed takeover of the Company.

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

Following the acquisition by a person or group of beneficial ownership of 5% or 13%, as the case may be, or more of our outstanding common stock and before the acquisition of 50% or more of this common stock, our board of directors may exchange all or part of the rights (other than rights owned by the acquiring person or group) for a consideration per right consisting of one-half of the common stock that would be issuable upon the exercise of one right. Alternatively, the rights are redeemable for one cent per right at the option of our board of directors, prior to the acquisition by a person or group of beneficial ownership of 5% or 13%, as the case may be, or more of our outstanding common stock.

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

Item 1B.  Unresolved Staff Comments.

None.

Item 2.  Properties.

As of December 31, 2008, we sublease approximately 750 square feet of office space in Woodinville, Washington pursuant to a five-year lease.  We may terminate the lease upon notice 45 days before each May 31 anniversary date.  We believe this space is adequate for our current purposes.

Item 3.  Legal Proceedings.

We are subject to various claims and legal actions that arise in the ordinary course of business and believe that the ultimate liability, if any, with respect to these claims and legal actions will not have a material effect on our consolidated financial statements.

Item 4.   Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of our shareholders during the fourth quarter of 2008.

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock has been listed on The Nasdaq Capital Market under the symbol “EDEN” since October 10, 2005.  From our initial public offering on September 27, 2000 through October 9, 2005, our stock was listed on The Nasdaq Global Market (formerly The Nasdaq National Market) under the symbol “EDEN.”  Prior to that time, there was no public market for our common stock.

On April 17, 2006, we amended our Restated Articles of Incorporation to reduce the number of authorized shares of common stock from 100 million to 33,333,333 and to effect a 1-for-3 reverse stock split of our outstanding common stock.  The reverse stock split was effective at 5:00 p.m., Pacific time, on April 18, 2006 and our common stock began trading as adjusted for the reverse stock split on April 19, 2006.  As a result of the reverse stock split, each three outstanding shares of common stock were exchanged for one share of common stock, with cash issued for any fractional shares, and the total number of shares outstanding was reduced from approximately 24.4 million shares to approximately 8.1 million shares.

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

In connection with the February 2008 reverse stock split, each outstanding preferred share purchase right, or “Right,” pursuant to our Rights Agreement, dated June 1, 2007, with Mellon Investor Services LLC, as rights agent, was also proportionately adjusted.  Accordingly, on and after 5:00 p.m., Pacific time, on February 22, 2008 (a) one Right will be associated with each outstanding share of common stock, (b) the number of shares of Series R Participating Cumulative Preferred Stock, or “Preferred Stock,” issuable upon exercise of a Right will be one-thirty-third and one-third (1/33-1/3) of a share of Preferred Stock, (c) the purchase price with respect to each Right will be $36.00 and (d) the redemption price with respect to each Right will be $0.0075.

The following table sets forth, for the periods indicated, the high and low sales prices for our common stock as quoted on The Nasdaq Capital Market for each full quarterly period during 2007 and 2008.  The sales prices set forth below have been retroactively adjusted to reflect both reverse splits discussed in the preceding paragraphs.

	High	Low
First Quarter 2007	3.45	1.50
Second Quarter 2007	4.05	2.43
Third Quarter 2007	3.90	2.25
Fourth Quarter 2007	4.35	1.65

First Quarter 2008	2.00	0.50
Second Quarter 2008	2.74	1.13
Third Quarter 2008	2.00	0.60
Fourth Quarter 2008	1.77	0.40

Dividends

We have never paid any cash dividends on our common stock.

Holders

As of March 2, 2009, there were approximately 38 shareholders of record of our common stock.  This figure does not include the number of shareholders whose shares are held of record by a broker or clearing agency, but includes such a brokerage house or clearing agency as one holder of record.

Securities Authorized for Issuance Under Equity Compensation Plans

This information is contained in Item 12 of this Annual Report on Form 10-K under the heading "Equity Compensation Plan Information."

Use of Proceeds

On September 26, 2000, the SEC declared effective our Registration Statement on Form S-1, as amended (Registration No. 333-41028), as filed with the SEC in connection with our initial public offering.  Our net proceeds, after accounting for $7.0 million in underwriting discounts and commissions and approximately $1.6 million in other expenses of the offering, were $91.5 million.  At December 31, 2008, we had used approximately $18.6 million of the net offering proceeds to expand and enhance our former manufacturing and research and development and administration facilities, and approximately $67.8 million for working capital and general corporate purposes.  The remaining portion of the net offering proceeds has been invested in cash equivalent instruments.  Our use of the proceeds from the offering does not represent a material change in the use of proceeds described in the prospectus included as part of the Registration Statement.

Stock Price Performance Graph

Set forth below is a line graph comparing the cumulative return to the shareholders of our common stock with the cumulative return of (a) The Nasdaq Composite Index and (b) the Nasdaq Biotechnology Index, resulting from an initial assumed investment of $100 in each and assuming the reinvestment of any dividends, for the period commencing December 31, 2003 and ending on December 31, 2008.  The performance graph has been adjusted to reflect the reverse stock splits of our common stock that occurred in April 2006 and February 2008.  The stock price performance shown in this graph is not necessarily indicative of future stock price performance.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

Among EDEN Bioscience Corporation, The NASDAQ Composite Index And The NASDAQ Biotechnology Index

$160
$140
$120
$100
$80
$60
$40
$20
$0
12/03
12/04
12/05
12/06
12/07
12/08
EDEN Bioscience Corporation
NASDAQ Composite
NASDAQ Biotechnology

*$100 invested on 12/31/03 in stock or index, including reinvestment of dividends. Fiscal year ending December 31.

Cummulative Total Return
Year Ended	Eden Bioscience	The Nasdaq Composite Index	Nasdaq Biotechnology Index
12/31/03	$100.00	$100.00	$100.00
12/31/04	68.53	164.53	163.20
12/31/05	40.56	168.45	184.87
12/31/06	13.29	187.69	182.56
12/31/07	13.75	204.59	184.28
12/31/08	9.93	80.65	122.10

Item 6.  Selected Financial Data.

The following selected financial data are derived from our consolidated financial statements.  When you read this selected financial data, it is important that you also read the historical consolidated financial statements and related notes included in Item 8 of this Annual Report on Form 10-K, as well as Item 7 of this Annual Report on Form 10-K entitled “Management”s Discussion and Analysis of Financial Condition and Results of Operations.”  Historical results are not necessarily indicative of future results.  Unless otherwise indicated, we have retroactively adjusted all common stock-related amounts in this Annual Report on Form 10-K to reflect our one-for-three reverse stock splits effective February 22, 2008 and April 18, 2006.

On December 4, 2008, our board of directors voted to adopt the Plan of Dissolution, subject to shareholder approval.  If our shareholders approve the Plan of Dissolution, we will change our basis of accounting from the going-concern basis, which contemplates realization of assets and satisfaction of liabilities in the normal course of business, to the liquidation basis.  Under the liquidation basis of accounting, assets are stated at their estimated net realizable values and liabilities are stated at their estimated settlement amounts.  Recorded liabilities will include the estimated expenses associated with carrying out the Plan of Dissolution.  The financial information presented below and elsewhere in this Annual Report on Form 10-K does not include any adjustments necessary to reflect the possible future effects on recoverability of the assets or settlement of liabilities that may result from adoption of the Plan of Dissolution or our potential to complete such a plan in an orderly manner.

On February 28, 2007, we completed the sale of our proprietary harpin protein technology and substantially all of the assets related to our worldwide agricultural and horticultural markets to Plant Health Care pursuant to the Asset Purchase Agreement.  Under the terms of the sale, Plant Health Care purchased substantially all of our assets and other rights relating to the creation of plant health technology incorporating harpin proteins and the manufacture of biopesticide, plant health and nutrient products utilizing harpin protein technology.  We retained our cash, accounts receivable and assets relating to our Home and Garden Business, consisting primarily of our inventory of harpin protein-based products designated for the Home and Garden Market.  Accordingly, our results of operations for 2008 and 2007 are not comparable to prior periods.

	Year Ended December 31,
	2008	2007	2006	2005	2004
	(in thousands, except per share data)
Statements of Operations Data:
Revenues
Product sales, net of sales allowances	$172	$351	$3,790	$3,764	$1,040
Operating expenses
Cost of goods sold	54	178	2,195	2,480	2,023
Research and development	-	137	1,318	3,221	3,505
Selling, general and administrative	857	1,468	4,763	5,391	4,418
Loss on impairment of equipment and leasehold improvements	—	—	4,902	1,650	—
Loss on write-down of inventory	—	—	452	—	—
Lease termination loss	—	—	—	2,261	—
Gain on sale of property and equipment	—	—	(44)	(86)	—
Loss on facility subleases	—	—	—	—	202
Total operating expenses	911	1,783	13,586	14,917	10,148
Loss from operations	(739)	(1,432)	(9,796)	(11,153)	(9,108)
Other income (expense)
Gain on sale of investment	—	—	100	—	—
Gain on sale of Harpin Protein Technology	—	114	—	—	—
Interest income	160	317	251	295	224
Interest expense	—	—	—	—	(2)
Total other income	160	431	351	295	222
Net loss	$(579)	$(1,001)	$(9,445)	$(10,858)	$(8,886)
Basic and diluted net loss per share (1)	$(0.21)	$(0.37)	$(3.48)	$(4.01)	$(3.28)
Weighted average shares outstanding used in computation of basic and diluted net loss per share (1)	2,716	2,717	2,715	2,710	2,708

	December 31,
	2008	2007	2006	2005	2004
	(in thousands)
Balance Sheet Data:
Cash and cash equivalents	$5,099	$5,668	$4,185	$6,826	$11,860
Working capital	4,982	5,516	6,138	7,842	13,970
Total assets	5,256	5,898	7,973	17,497	31,336
Accumulated deficit	(127,833)	(127,254)	(126,253)	(116,808)	(105,950)
Total shareholders’ equity	5,063	5,635	6,709	15,757	26,609

_____

(1)  See Note 1 of Notes to Consolidated Financial Statements in Item 8 of this Annual Report on Form 10-K for information concerning the calculation of basic and diluted net loss per share.

Item 7.   Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion of our financial condition and results of operations contains forward-looking statements that involve risks and uncertainties, such as statements of our plans, objectives, expectations and intentions.  As described at the beginning of this Annual Report on Form 10-K under the heading "Important Information Regarding Forward-Looking Statements," our actual results could differ materially from those anticipated in these forward-looking statements.  Factors that could contribute to such differences include those discussed elsewhere in this Annual Report on Form 10-K under the heading "Important Information Regarding Forward-Looking Statements" and in the section above entitled “Risk Factors.”  You should not place undue reliance on these forward-looking statements, which apply only as of the date of this Annual Report on Form 10-K.  Except as may be required under federal law, we undertake no obligation to update publicly any forward-looking statements for any reason, even if new information becomes available or other events occur

You should read the following discussion and analysis in conjunction with our consolidated financial statements and related footnotes included in Item 8 of this Annual Report on Form 10-K.  Unless otherwise indicated, we have retroactively adjusted all common stock-related amounts in this Annual Report on Form 10-K to reflect our one-for-three reverse stock splits that were effective on April 18, 2006 and February 22, 2008.

Overview

We sell harpin protein-based products for the protection of plants and seeds and the promotion of overall plant health to the general public, to resellers or businesses that offer our harpin protein-based products to the general public and to businesses that incorporate harpin protein-based products into existing or new products to be sold to the general public.  We have incurred significant operating losses since our inception in 1994.  At December 31, 2008, we had an accumulated deficit of $127.8 million.  We incurred net losses of $0.6 million in 2008 and $1.0 million in 2007.  We expect to incur additional net losses in 2009.

On December 4, 2008, our board of directors approved the proposed Plan of Dissolution, subject to shareholder approval.  The proposed Plan of Dissolution provides for the voluntary liquidation and dissolution of our company and, subject to the requirements of Washington law, distribution of any available cash and other assets to our shareholders.  A special meeting of shareholders to vote on the Plan of Dissolution is scheduled to be held on May 20, 2009.  If the Plan of Dissolution is approved, we intend to file articles of dissolution with the Washington Secretary of State as soon as reasonably practicable after receipt of the required revenue clearance certificate from the Washington Department of Revenue.  The dissolution will be effective on the date on which we file the articles of dissolution or a later date specified in the articles of dissolution.  Thereafter, we will not carry on any business activities except that appropriate to winding up and liquidating our business and affairs, including the collection of assets and the disposal of properties that will be applied toward the satisfaction or making reasonable provision for the satisfaction of liabilities or will not otherwise be distributed in kind to our shareholders, the satisfaction or making reasonable provision for satisfaction of liabilities, subject to statutory limitations, the distribution of any remaining assets to our shareholders and the taking of all other actions necessary to wind up and liquidate our business and affairs, in accordance with the Plan of Dissolution.  See "Business—Proposed Plan of Dissolution" for important information regarding our definitive proxy statement to be mailed to shareholders in connection with the special meeting.

From and after the closing of the sale of the Harpin Protein Technology as discussed below and until the approval by our board of directors of the proposed Plan of Dissolution, our business strategy had been to use any revenue generated by our Home and Garden Business to support our continued operations while we explore whether there may be opportunities to realize potential value from our remaining business assets, primarily our net operating loss carryforwards discussed under "“Results of Operations—Income Taxes.”  The NOL Strategy is extremely speculative and subject to a large number of risks and uncertainties, including those set forth under the heading "Risk Factors" and elsewhere in this Annual

Report on Form 10-K, and has not been successful to date.  A detailed discussion of the background and reasons for our board's decision to abandon the NOL Strategy and pursue the proposed Plan of Dissolution will be contained in the definitive proxy statement that will be filed with the SEC and mailed to shareholders prior to the special meeting of shareholders to vote on the proposed Plan of Dissolution.

If our shareholders do not approve the proposed Plan of Dissolution or if the Plan of Dissolution is not otherwise implemented pursuant to our board’s ability to abandon the Plan of Dissolution if our board determines that such action would be in the best interests of our company and our shareholders, our board of directors will explore what, if any, strategic alternatives are available for the future of our company, which may include the continued exploration of the NOL Strategy.  Other possible alternatives include seeking to raise capital from the sale of securities, which could result in substantial dilution to our existing shareholders and the granting of superior rights to the new shareholders, selling all of our stock or assets, changing our business focus, expanding the scope of our business through relationships with third parties, seeking voluntary dissolution at a later time and with potentially diminished assets or seeking bankruptcy protection.  See “Risk Factors—Risks Related to the Plan of Dissolution.”

Sale of Harpin Protein Technology to Plant Health Care

On February 28, 2007, under the terms of the Asset Purchase Agreement, we sold the Harpin Protein Technology to Plant Health Care for $1.4 million in cash, net of transaction costs incurred after January 1, 2007 totaling $0.1 million, a promissory note in the principal amount of $0.7 million payable on December 31, 2007 and the assumption by Plant Health Care of certain of the liabilities relating to or arising out of the Harpin Protein Technology totaling $0.5 million.  The promissory note had an interest rate of 5% per annum and was paid in full on December 31, 2007.

Harpin Protein Technology includes substantially all of our assets used in the creation of plant health technology incorporating harpin proteins and the manufacture of biopesticide, plant health and nutrient products utilizing the Harpin Protein Technology.  These assets included all intellectual property, contracts (including our license agreement with the Cornell Research Foundation and our office and manufacturing facility lease), equipment and inventory related to our worldwide agricultural and horticultural markets.  We retained the right to our cash, accounts receivable and assets relating to our Home and Garden Business.  As part of the closing, we entered into a license and supply agreement with Plant Health Care, pursuant to which Plant Health Care granted us an exclusive worldwide right and license to sell harpin protein-based products for the protection of plants and seed and the promotion of overall plant health in the Home and Garden Market and a royalty free, exclusive worldwide license to use the Messenger, MightyPlant and Harp-N-Tek trademarks in connection with the sale of our Home and Garden Products.  Under the license and supply agreement, Plant Health Care will supply us harpin proteins and harpin-protein based products for our Home and Garden Business.  We retained all liabilities associated with the Home and Garden Business and all liabilities associated with the Harpin Protein Technology that occurred or existed prior to February 28, 2007 that were not specifically assumed by Plant Health Care.

The sale of Harpin Protein Technology to Plant Health Care resulted in a gain calculated as follows:

Cash portion of purchase price	$ 1,500,000
Promissory note portion of purchase price	700,751
Less transaction costs incurred after January 1, 2007	(103,176)
Assets sold to Plant Health Care:
Inventory	(1,895,978)
Equipment held for sale	(63,750)
Property and equipment held and used	(647,962)
Liabilities assumed by Plant Health Care:
Accrued liabilities	59,625
Other long-term liabilities	460,988
Recognition of cumulative translation adjustment	103,470
Gain on sale of assets to Plant Health Care	$ 113,968

Additionally, future minimum lease payments under the non-cancelable office and manufacturing facility lease totaling $184,970 in 2007, $229,424 in 2008 and $238,366 in 2009 were assumed by Plant Health Care as of February 28, 2007.

Results of Operations

Revenues

Revenues from product sales are recognized when:

•

the product is delivered to independent distributors;

•

we have satisfied all of our significant obligations; and

•

any acceptance provisions or other contingencies or arrangements have been satisfied, including whether collection is reasonably assured.

If acceptance provisions or contingencies exist, revenue is recognized after such provisions or contingencies have been satisfied.  As part of the analysis of whether all of our significant obligations have been satisfied or situations where acceptance provisions or other contingencies or arrangements exist, we consider the following elements: sales terms and arrangements, historical experience and current incentive programs.  Our distributor arrangements provide no price protection or product-return rights.

The following table sets forth gross product sales revenue by geographical region for the years ended December 31, 2008 and 2007.

	Year Ended December 31,
	2008	2007
United States	$171,503	$302,715
Spain	—	47,432
Product sales	$171,503	$350,147

We sell our Home and Garden Products to distributors, retailers and directly to consumers over the internet.  Sales revenue to consumers in the Home and Garden Market in the United States totaled $171,503 (100% of gross product sales) in 2008 and $260,371 (74% of gross product sales) in 2007.  The decrease in 2008 sales compared to 2007 was due to lower spending on personnel, marketing and advertising.  In addition, as a result of the sale of our Harpin Protein Technology in February 2007, we have ceased selling products to customers in the agricultural and horticultural markets.  Accordingly, we did not have any gross product sales revenue from distributors in these markets in 2008 as compared to $90,440 in 2007.

We operate our Home and Garden Business with one part-time employee and do not intend to significantly increase our investment toward the development of this business.  We expect this will continue to negatively impact our gross product sales revenue in 2009.  Moreover, our Home and Garden Business and revenues may be negatively impacted by our announced intent to dissolve our company, which may cause our customers to transition to other products.

Due to the growing seasons in the United States, we expect usage of our Home and Garden Products to be very seasonal.  Our Home and Garden Product sales to distributors are also expected to be seasonal. However, actual timing of orders received from distributors will depend on many factors, including the amounts of our products in distributors’ inventories.

Cost of Goods Sold

Cost of goods sold includes the cost of products sold, idle capacity charges, royalty expense, shipping and handling and other costs necessary to deliver products to customers, and the cost of products used for promotional purposes.  Cost of goods sold decreased $124,536, or 70%, from 2008 to 2007.  The decrease was primarily due to lower sales volumes in our Home and Garden Business, idle capacity charges, royalty expense, shipping and handling costs and products used for promotional purposes as a result of the sale of the Harpin Protein Technology to Plant Health Care.  Royalty expenses and idle capacity charges ceased as of February 28, 2007.

Research and Development Expenses

Research and development expenses consist primarily of personnel, field trial, laboratory, regulatory, patent and facility expenses.  There were no research and development expenses in 2008 as compared to $136,442 of research and development expenses in 2007.  The decrease was due to the sale of the Harpin Protein Technology to Plant Health Care.  After the sale to Plant Health Care, we discontinued all research and development activity.  We do not expect to incur any research and development expenses in 2009.

Selling, General and Administrative Expenses

Selling, general and administrative expenses consist of personnel and related expenses for sales and marketing, executive and administrative personnel, advertising, marketing and professional fees, and other corporate expenses.  Selling, general and administrative expenses decreased $610,955, or 42%, from 2008 to 2007.  The decrease resulted primarily from reductions in personnel, advertising and marketing expenses, facility costs and the sale of the Harpin Protein Technology to Plant Health Care.  The decrease was partially offset by supplemental compensation payments to Bradley S. Powell, our former President and Chief Financial Officer, totaling $355,188, a $100,000 payment made to Stephens Inc. to act as our exclusive financial advisor in connection with our efforts to effect one or more business combinations and professional fees and related expenses related to our proposed Plan of Dissolution.

Effective January 1, 2006, we adopted the fair value recognition provisions of Financial Accounting Standards Board, or "FASB," Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment, or “SFAS 123R,” using the modified-prospective transition method.  Under this transition method, stock-based compensation expense was recognized in the consolidated financial statements for granted stock options.  Compensation expense recognized included stock options granted subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS 123R, and the portion vesting in the period for options granted prior to, but not vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123.  As of December 31, 2008, there was no unrecognized stock-based compensation expense related to nonvested stock options.  Total stock-based compensation expense recognized in the consolidated statement of operations for the years ended December 31, 2008 and 2007 was $6,687 and $19,015, respectively.

We estimate the fair value of stock options granted using the Black-Scholes-Merton option-pricing formula and a single option award approach.  This fair value is then amortized on a straight-line basis over the requisite service periods of the awards, which is generally the vesting period.  Options generally become exercisable over a three or four-year period and, if not exercised or earlier terminated, expire ten years after the grant date.  The majority of our employees participate in our stock option program.  This option-pricing model requires the input of highly subjective assumptions, including the option’s expected term and the price volatility of our stock.  No stock options were granted in 2008 or 2007.  Prior to January 1, 2006, the expected term of the options represents the estimated period of time until exercise and is based on historical experience of similar awards, giving consideration to the contractual terms, vesting schedules and expectations of future employee behavior.  Expected stock price volatility is based on historical volatility of our stock.

Interest Income

Interest income consists primarily of earnings on our cash and cash equivalents.  For 2007, interest income also included earnings on the Plant Health Care note receivable.  Interest income decreased $156,572, or 49%, from 2007 to 2008.  The decrease from 2007 to 2008 primarily related to lower cash balances, lower interest rates on the cash balances and the exclusion of interest income from the Plant Health Care note receivable that was paid off in December 2007.

Income Taxes

We have generated a net loss from operations for each period since we began doing business.  As of December 31, 2008, we had:

•

United States Federal net operating loss carryforwards of approximately $118.8 million that expire between 2009 and 2027;

•

aggregate net foreign operating loss carryforwards of $4.3 million, of which $1.4 million expires between 2011 and 2018 and $2.9 million which do not expire;

•

 aggregate net operating loss carryforwards in 19 states that range between $2,000 to $12.6 million per state and expire between 2009 and 2027; and

•

aggregate United States general business credit carryforwards of approximately $1.4 million that expire between 2013 and 2026.

We have provided a valuation allowance against our net deferred tax assets because of the significant uncertainty surrounding our ability to realize value on such assets.

From and after the sale of the Harpin Protein Technology to Plant Health Care until the date our board of directors approved the proposed Plan of Dissolution, our business strategy had been to use any revenue generated by our Home and Garden Business to support our continued operations while we explore the NOL Strategy.  The NOL Strategy is extremely speculative and subject to a large number of risks and uncertainties including those set forth under the heading “Risk Factors” and elsewhere in this Annual Report on Form 10-K.  We have conducted limited analysis of our ability to utilize our net operating loss carryforwards and have drawn no final conclusions about the viability of this strategy.  In order to confirm whether there are opportunities to realize potential value from our net operating loss carryforwards, we engaged legal advisors to validate the underlying assumptions related to our net operating loss carryforwards and analyze and provide advice on the options that may be available to preserve and maximize the potential use of our net operating loss carryforwards, as well as on potential limitations and risks of such utilization strategy.  In September 2007, we engaged Stephens Inc. to act as our exclusive financial advisor in connection with our efforts to effect one or more business combinations.

If we were to undergo an "ownership change" as defined in Section 382 of the Code, our net operating loss carryforwards and general business credit carryforwards generated prior to the ownership change would be subject to annual limitations, which could reduce, eliminate, or defer the utilization of these losses.  Based upon an analysis completed during the third quarter of 2007 of past ownership changes, we believe we have experienced ownership changes on March 20, 1996 and October 2, 2000.  Absent any other ownership changes in the future, we believe there are no significant limitations on our future ability to use net operating loss carryforwards generated prior to those dates.  We do not believe that the sale of assets to Plant Health Care in February 2007 resulted in another ownership change that would further limit our future ability to use net operating loss carryforwards generated after October 2000 because it was a sale of assets. However, the IRS or some other taxing authority may disagree with our position and contend that we have already experienced other such ownership changes or that the sale of assets resulted in an ownership change.  In such case, our ability to use our net operating loss carryforwards to offset future taxable income would be severely limited.  If the sale of assets to Plant Health Care results in an ownership change as defined in Section 382 of the Code, our net operating loss carryforwards available to offset future taxable income could be severely limited and the net operating loss carryforwards may expire as a result of the limitation.

Even if an ownership change has not occurred in the past, there is still the potential for an ownership change to occur under Section 382 of the Code as a result of future changes in stock ownership.  For example, if shareholders do not approve the Plan of Dissolution or if it is not otherwise implemented, the holders of our common stock, including one or more of the holders of 5% or more of our common stock, could sell their shares in sufficient quantities to trigger an ownership change.  In addition, if shareholders do not approve the Plan of Dissolution or it is not otherwise implemented and we continue to explore whether there may be opportunities to utilize our net operating loss carryforwards, we will be limited in our ability to issue additional stock in the future to provide capital for our business due to the importance of avoiding a future ownership change.  We would only be able to issue additional stock in a manner that would not cause an ownership change pursuant to Section 382 of the Code.  Accordingly, our ability to access the equity markets or issue stock in connection with an acquisition could be restricted.  Net operating loss carryforwards may expire if we do not generate sufficient income to utilize the losses before their normal expiration.

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

The use of our net operating loss carryforwards is subject to uncertainty because it is dependent upon the amount of taxable income we generate.  If the proposed Plan of Dissolution is not approved or is not otherwise implemented, we have no assurance that we will have sufficient taxable income in future years to use the net operating loss carryforwards before they expire.  We believe that our ability to achieve profitability may depend in substantial part on our ability to identify and acquire suitable acquisitions on favorable terms, so that we can increase our revenues and generate new income.  We may seek additional capital from time to time, including through the sale of stock or other securities, which may result in dilution to existing shareholders and the granting of superior rights to the new shareholders.  In addition, as noted above, the provisions of the Code and certain applicable IRS regulations will limit the number of shares of stock we can sell from time to time without causing a limitation on our ability to use our net operating loss carryforwards to reduce our future tax obligations.

Liquidity and Capital Resources

Liquidity

Our operating expenditures have been significant since our inception.  We currently anticipate that our operating expenses in 2009, if we continue current operations, will be greater than our operating expenses in 2008, and will significantly exceed net Home and Garden Product sales.  Our future capital requirements are expected to be insignificant if shareholders approve, and we implement, the proposed Plan of Dissolution.  If the proposed Plan of Dissolution is not approved or implemented, our future capital requirements will depend on the success of our Home and Garden Business.  We anticipate that net losses and working capital requirements will consume a significant amount of our cash resources in 2009.

As described above, our future capital requirements will depend on the success of our Home and Garden Business and whether or not the Plan of Dissolution is approved by our shareholders and implemented.  We have no current intention to make substantial investments to grow our Home and Garden Business.  We believe that the balance of our cash and cash equivalents at December 31, 2008 will be sufficient to meet our anticipated cash needs for net losses, working capital and capital expenditures for more than the next 12 months, although there can be no assurance in this regard.

Capital Resources

At December 31, 2008, our cash and cash equivalents totaled $5.1 million and decreased by $0.6 million from the December 31, 2007 balance.  We plan to finance our operations in 2009 using existing cash and cash equivalents.  As discussed in detail above and in the section entitled “Risk Factors—Risks Related to Our Business Plan to Utilize Net Operating Loss Carryforwards,” due to the importance of avoiding a future ownership change under the tax laws, we are limited in our ability to issue additional stock to provide capital for our business.  There are no material commitments for capital expenditures.

Contractual Obligations

As of December 31, 2008, we did not have any contractual obligations associated with long-term debt obligations, capital and operating lease obligations, purchase obligations or other long-term liabilities.

Net Cash Used in Operations

Net cash used in operations totaled $570,091 in 2008, a decrease of $68,067, or 11%, from $638,158 in 2007.

Net Cash From Investing Activities

There was no net cash from investing activities in 2008.  Net cash from investing activities totaled $2,147,575 in 2007 as a result of proceeds from the sale of the Harpin Protein Technology and equipment.

Exchange Rate Risk

Historically, we conducted our operations in three primary functional currencies: the U.S. dollar, the euro and, until December 31, 2004, the Mexican peso.  We closed our European operation in December 2008.  Historically, neither fluctuations in foreign exchange rates nor changes in foreign economic conditions have had a significant impact on our financial condition or results of operations.  We currently do not hedge our foreign currency exposures and are, therefore, subject to the risk of exchange rates.  Foreign exchange rate fluctuations did not have a material impact on our financial results in 2008 and 2007.  See also "Quantitative and Qualitative Disclosures About Market Risk" elsewhere in this Annual Report on Form 10-K.

Employment Agreement

On July 25, 2007, we entered into an employment agreement with Bradley S. Powell, our former President and Chief Financial Officer, to help ensure the retention of his services during the critical period following the sale of the Harpin Protein Technology.  Under the terms of the employment agreement, we agreed to pay Mr. Powell:

•

an annual base salary, initially set at $205,000;

•

a lump sum amount payable upon execution of the employment agreement equal to the retroactive application of his annual base salary to December 15, 2006, the date on which he became our President; and

•

a cash bonus equal to one times his annual base salary upon completion of an acquisition, merger or consolidation to which we were a party.

Mr. Powell was also entitled to participate, subject to and in accordance with applicable eligibility requirements, in fringe benefit programs provided to our other employees.  The employment agreement included non-competition and non-solicitation provisions that apply to Mr. Powell during his employment and for a period of 18 months thereafter, and includes customary non-disclosure and inventions assignment provisions.

The employment agreement extinguished Mr. Powell’s change-in-control agreement, dated August 16, 2000, and severance agreement, dated January 28, 2002, in exchange for supplemental payments totaling $356,145.  The supplemental payments were paid in installments as follows: one-half on July 25, 2007; one-quarter on September 30, 2007; and one-quarter on January 15, 2008.  The Compensation Committee approved the employment agreement, including the supplemental payments, for purposes of retention and in order to resolve any uncertainty as to the timing and amount of payments to which Mr. Powell was or could be entitled under the change-in-control agreement.  Mr. Powell resigned from Eden effective September 30, 2008.

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

Revenue Recognition

Prior to the sale of the Harpin Protein Technology assets on February 28, 2007, we sold the majority of our products to independent, third-party distributors in the agricultural and horticultural markets.  Our arrangements with those distributors provide no price protection or product-return rights.  We recognize revenue from product sales, when product is delivered to our distributors and all of our significant obligations have been satisfied, unless acceptance provisions or other contingencies or arrangements exist, including whether collection is reasonably assured.  If acceptance provisions or contingencies exist, revenue is recognized after such provisions or contingencies have been satisfied.  As part of the analysis of whether all of our significant obligations have been satisfied or situations where acceptance provisions or other contingencies or arrangements exist, we consider the following elements: sales terms and arrangements, including customer payment terms, historical experience and current incentive programs.

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

In reviewing for asset impairment in connection with the sale of the Harpin Protein Technology to Plant Health Care, we compared the carrying value at February 28, 2007 of assets sold to consideration received from Plant Health Care and recorded liabilities assumed by Plant Health Care.  Based on this review, the carrying value of inventory sold to Plant Health Care exceeded the consideration received from Plant Health Care and recorded liabilities assumed by Plant Health Care.

We also review our inventory to determine inventory classification.  Inventory expected to be utilized in the next 12-month period is classified as current and inventory expected to be utilized beyond that period is classified as non-current.  In determining the classification of inventory, we consider a number of factors, including historical sales experience and trends, existing distributor inventory, expansion into new markets, introduction of new products and estimates of future sales growth.

Valuation of Property and Equipment

We periodically review the carrying values of our property and equipment to determine whether such assets have been impaired.  An impairment loss must be recorded pursuant to SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, when the undiscounted net cash flows expected to be realized from the use of such assets are less than their carrying value.  The determination of undiscounted net cash flows expected requires us to make many estimates, projections and assumptions, including the lives of the assets, future sales and expense levels, additional capital investments or expenditures necessary to maintain the assets, industry market trends and general and industry economic conditions.  Prior to the sale of the Harpin Protein Technology assets, our property and equipment consisted primarily of assets used to manufacture and sell our products and assets used in our research and administration.  For the purpose of assessing asset impairment, we have grouped all of these assets together in one asset group because our administration and research support our manufacturing and sales activities and do not have a separate identifiable cash flow.

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

Recent Accounting Pronouncements

In December 2007, the FASB issued Statement of Financial Standards 141(R), Business Combinations, or “SFAS No. 141(R)”.  SFAS No. 141(R) improves the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in is financial reports about a business combination and its effects.  SFAS No. 141(R) is effective for us beginning with fiscal year 2009.  The impact of adopting SFAS No. 141(R) is not expected to be significant to the consolidated financial statements.

In December 2007, the FASB issued Statement of Financial Standards 160, Noncontrolling Interests in Consolidated Financial Statements, or “SFAS No. 160”.  SFAS No. 160 improves the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements.  SFAS No. 160 is effective for us beginning with fiscal year 2009.  The impact of adopting SFAS No. 160 is not expected to be significant to the consolidated financial statements.

Item 7A.   Quantitative and Qualitative Disclosures About Market Risk.

We do not currently hold any derivative instruments and we do not engage in hedging activities.  Also, we do not have any outstanding variable interest rate debt and currently do not enter into any material transactions denominated in foreign currency.  Because of the relatively short-term average maturity of our investment funds, such investments are sensitive to interest rate movements.  Therefore, our future interest income may be adversely impacted by changes in interest rates.  Further, cash deposits with banks may exceed the amount of insurance provided on such deposits.  However, these deposits may be redeemed upon demand.  Our credit risk is managed by investing our excess cash in high-quality money market instruments and securities of the U.S. government.

Historically, we have conducted our operations in three primary functional currencies: the U.S. dollar, the euro and, until December 31, 2004, the Mexican peso.  We closed our European operations in December 2008.  Historically, neither fluctuations in foreign exchange rates nor changes in foreign economic conditions have had a significant impact on our financial condition or results of operations.  We currently do not hedge our foreign currency exposures and are, therefore, subject to the risk of exchange rates.  However, foreign exchange rate fluctuations did not have a material impact on our financial results in 2008 and 2007.

Item 8.   Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Eden Bioscience Corporation

Woodinville, Washington

We have audited the accompanying consolidated balance sheets of Eden Bioscience Corporation and Subsidiaries as of December 31, 2008 and 2007, and the related consolidated statements of operations, shareholders' equity and comprehensive loss, and cash flows for the years then ended.  These consolidated financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company has determined that it is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Eden Bioscience Corporation and Subsidiaries as of December 31, 2008 and 2007, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

/S/ PETERSON SULLIVAN LLP

Seattle, Washington

March 18, 2009

EDEN BIOSCIENCE CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,
	2008	2007
ASSETS
Current assets:
Cash and cash equivalents	$5,099,172	$5,668,239
Inventory, current ..	34,727	41,749
Prepaid expenses and other current assets ..	42,640	68,537
Total current assets ..	5,176,539	5,778,525
Inventory, non-current ..	34,478	60,035
Property and equipment ..	99	99
Other assets ..	45,129	59,027
Total assets ..	$5,256,245	$5,897,686
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable ..	$42,279	$29,979
Accrued liabilities ..	151,401	232,631
Total current liabilities ..	193,680	262,610
Commitments and contingencies
Shareholders’ equity:
Preferred stock, $.01 par value, 10,000,000 shares authorized; no shares issued and outstanding at December 31, 2008 and 2007 ..	—	—
Common stock, $.0025 par value, 11,111,111 shares authorized; issued and outstanding shares — 2,716,486 shares at December 31, 2008 and 2,716,518 at December 31, 2007	6,791	6,791
Additional paid-in capital ..	132,889,012	132,882,325
Accumulated deficit ..	(127,833,238)	(127,254,040)
Total shareholders’ equity ..	5,062,565	5,635,076
Total liabilities and shareholders’ equity ..	$5,256,245	$5,897,686

The accompanying notes are an integral part of these consolidated financial statements

EDEN BIOSCIENCE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2008	2007
Product sales	$171,503	$350,811
Operating expenses:
Cost of goods sold ..	53,579	177,935
Research and development ..	—	136,442
Selling, general and administrative ..	857,445	1,468,400
Total operating expenses ..	911,024	1,782,777
Loss from operations ..	(739,521)	(1,431,966)
Other income:
Gain on sale of Harpin Protein Technology ..	—	113,968
Interest income ..	160,323	316,895
Total other income ..	160,323	430,863
Loss before income taxes ..	(579,198)	(1,001,103)
Income taxes ..	—	—
Net loss ..	$(579,198)	$(1,001,103)
Basic and diluted net loss per share ..	$(0.21)	$(0.37)
Weighted average shares outstanding used to compute net loss per share — basic and diluted ..	2,716,486	2,716,518

The accompanying notes are an integral part of these consolidated financial statements.

EDEN BIOSCIENCE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
AND COMPREHENSIVE LOSS

	Outstanding Shares Common Stock	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Shareholders’ Equity
Balance at December 31, 2006 ..	2,716,518	$6,791	$132,863,310	$91,896	$(126,252,937)	$6,709,060
Comprehensive loss:
Net loss ..	—	—	—	—	(1,001,103)	(1,001,103)
Cumulative translation adjustment ..	—	—	—	(91,896)	—	(91,896)
Comprehensive loss..						(1,092,999)
Stock option compensation expense ..	—	—	19,015	—	—	19,015
Balance at December 31, 2007 ..	2,716,518	6,791	132,882,325	—	(127,254,040)	5,635,076
Fractional shares paid out in cash from stock split:	(32)	—	—	—	—	—
Net loss and comprehensive loss..	—	—	—	—	(579,198)	(579,198)
Stock option compensation expense ..	—	—	6,687	—	—	6,687
Balance at December 31, 2008 ..	2,716,486	$6,791	$132,889,012	—	$(127,833,238)	$5,062,565

The accompanying notes are an integral part of these consolidated financial statements

EDEN BIOSCIENCE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2008	2007
Cash flows from operating activities:
Net loss ..	$(579,198)	$(1,001,103)
Adjustments to reconcile net loss to cash used in operating activities, net of effects of sale of Harpin Protein Technology:
Deferred rent payable ..	—	(1,406)
Accretion expense ..	—	5,672
Gain on sale of Harpin Protein Technology ..	—	(113,968)
Stock compensation expense ..	6,687	19,015
Accounts receivable ..	—	186,778
Inventory ..	32,579	370,250
Prepaid expenses and other assets ..	39,795	386,457
Accounts payable ..	12,329	(249,274)
Accrued liabilities ..	(82,283)	(240,579)
Net cash used in operating activities ..	(570,091)	(638,158)
Cash flows from investing activities:
Proceeds from sale of Harpin Protein Technology, net of expenses	—	2,097,575
Proceeds from disposal of property and equipment ..	—	50,000
Net cash from investing activities ..	—	2,147,575
Effect of foreign currency exchange rates on cash and cash equivalents ..	1,024	(26,403)
Net increase (decrease) in cash and cash equivalents ..	(569,067)	1,483,014
Cash and cash equivalents at beginning of period ..	5,668,239	4,185,225
Cash and cash equivalents at end of period ..	$5,099,172	$5,668,239

The accompanying notes are an integral part of these consolidated financial statements

EDEN BIOSCIENCE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  Organization and Summary of Significant Accounting Policies

Organization and Business

Eden Bioscience Corporation (“Eden Bioscience” or the “Company”) was incorporated in the State of Washington on July 18, 1994. On February 28, 2007, the Company sold its proprietary harpin protein-based technology and substantially all of its assets used in the manufacturing and distribution of harpin-based products used in the worldwide agricultural and horticultural markets ("Harpin Protein Technology") to Plant Health Care, Inc. ("PHC"). From December 1, 2006 through February 28, 2007, the Company operated under an Independent Distribution Agreement whereby PHC served as the exclusive distributor of the Company's products for all channels of trade, other than to retail distributors and consumers (the “Home and Garden Market”), in substantially all worldwide territories.

The Company is subject to a number of risks including, among others: realizing potential value from net operating loss carryforwards is highly speculative and subject to numerous material uncertainties; dependence on one manufacturer for the supply of harpin protein-based products; dependence on a limited number of products and the commercialization of those products, which may not be successful; reliance on independent distributors and retailers to sell the Company’s products; ability to retain existing employees; and competition from other companies with greater financial, technical and marketing resources.

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

Liquidity

On December 4, 2008, our Board of Directors approved a plan of complete dissolution and liquidation ("Plan of Dissolution"), subject to shareholder approval.  The Plan of Dissolution provides for the voluntary liquidation and dissolution of the Company and, subject to the requirements of Washington law, distribution of any available cash and other assets to the Company's shareholders.

The Company’s operating expenditures have been significant since its inception. The Company currently anticipates that its operating expenses in 2009, if it continues operations, will be greater than its operating expenses in 2008, and will significantly exceed net sales of its harpin protein-based products (“Home and Garden Products”) to the Home and Garden Market and that net losses and working capital requirements will consume a significant amount of its cash resources in 2009. The Company’s future capital requirements are expected to be insignificant if shareholders approve, and the Company implements, the proposed Plan of Dissolution.  If the proposed Plan of Dissolution is not approved or implemented,  the Company's future capital requirements will depend on the success of its Home and Garden Business.  The Company does not plan to make a substantial investment toward the development of its Home and Garden Business.  Management of the Company believes that the balance of its cash and cash equivalents at December 31, 2008 will be sufficient to meet its anticipated cash needs for net losses, working capital and capital expenditures for more than the next 12 months, although there can be no assurance in that regard.

Principles of Consolidation

The consolidated financial statements include the accounts of Eden Bioscience and its wholly-owned subsidiaries. Intercompany transactions and balances have been eliminated.

Segments

The Company had one operating segment — the sale of natural protein-based products in the Home and Garden Market.

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

Other Assets

As of December 31, 2008 and 2007, other non-current assets consist principally of prepaid insurance.

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

Gross product sales are as follows:

	Year Ended December 31,
	2008	2007
Gross product sales ..	$171,503	$350,147
Elimination of previously recorded sales allowance liabilities ..	—	664
Product sales, net	$171,503	$350,811

Gross product sales by geographical region were:

	Year Ended December 31,
	2008	2007
United States ..	$171,503	$302,715
Spain ..	—	47,432
Product sales ..	$171,503	$350,147

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

Advertising Costs

Advertising costs are expensed as incurred. The Company incurred advertising expenses of $52,010 in 2008 and $60,210 in 2007.

Research and Development Expenses

Research and development costs are expensed as incurred.

Accounting for Stock Compensation

The Company maintains a stock equity incentive plan under which it may grant non-qualified stock options, incentive stock options or restricted stock to employees, non-employee directors and consultants.  The Company accounts for stock based compensation based on Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (“SFAS 123R”).

Compensation expense recognized includes the estimated expense for stock options granted based on the grant date fair value estimated in accordance with the provisions of SFAS 123R.  Total stock-based compensation expense recognized in the consolidated statement of operations for the years ended December 31, 2008 and 2007 was $6,687 and $19,015, respectively.

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

The Company accounts for uncertain income tax positions in accordance with FASB Interpretation No. 48 (“FIN No. 48”).  This interpretation clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with SFAS No. 109.  This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken in a tax return.  It also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.  The adoption of this interpretation did not have a material impact on the Company’s results of operations or financial position. As such, the Company has not recorded any liabilities for uncertain tax positions or any related interest and penalties.  The Company’s United States tax returns are open to audit for the years ended December 31, 2005 to 2008.  The tax returns for our foreign subsidiaries are open to audit for the years ended December 31, 2003 to 2008.

Foreign Currency Translation

The Company conducts its operations in two primary functional currencies: the U.S. dollar and the euro. Balance sheet accounts of the Company’s foreign operations are translated from foreign currencies into U.S. dollars at period-end exchange rates while income and expenses are translated at average exchange rates during the period. Cumulative translation gains or losses related to net assets located outside the U.S. are shown as a component of shareholders’ equity. Gains and losses resulting from foreign currency transactions, which are denominated in a currency other than the entity’s functional currency, are included in the consolidated statements of operations. As of February 28, 2007, the cumulative translation adjustment related to the Company’s European subsidiary totaling $103,470 was reclassified from accumulated other comprehensive income and reported as part of the gain on sale of Harpin Protein Technology as this subsidiary was substantially liquidated as a result of the sale to PHC. There were no significant gains or losses on foreign currency transactions in 2008 or 2007.  As of December 31, 2008, the Company closed its European subsidiary.

Prospective Accounting Pronouncements

In December 2007, the FASB issued Statement of Financial Standards 141(R), Business Combinations, (“SFAS No. 141 (R)”).  SFAS No. 141(R) improves the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in is financial reports about a business combination and its effects.  SFAS No. 141 (R) is effective for the Company beginning with fiscal year 2009. The impact of adopting SFAS No. 141 (R) is not expected to be significant to the consolidated financial statements.

In December 2007, the FASB issued Statement of Financial Standards 160, Noncontrolling Interests in Consolidated Financial Statements, (“SFAS No. 160”).  SFAS No. 160 improves the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements.  SFAS No. 160 is effective for the Company beginning with fiscal year 2009. The impact of adopting SFAS No. 160 is not expected to be significant to the consolidated financial statements.

Accounting Pronouncements Implemented

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS No. 157 is effective for the Company beginning with fiscal year 2008. The impact of adopting SFAS No. 157 was not significant to the consolidated financial statements.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115 (“SFAS No. 159”), which permits companies to choose to measure many financial instruments and certain other items at fair value. SFAS 159 is effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The impact of adopting SFAS No. 159 was not significant to the consolidated financial statements.

Net Loss per Share

Basic net loss per share is the net loss divided by the average number of shares outstanding during the period. Diluted net loss per share is the net loss divided by the sum of the average number of shares outstanding during the period plus the additional shares that would have been issued had all dilutive options been exercised, less shares that would be repurchased with the proceeds from such exercise using the treasury stock method. The effect of including outstanding options is antidilutive for all periods presented. Therefore, options have been excluded from the calculation of diluted net loss per share. Shares issuable pursuant to stock options that have not been included in the above calculations because they are antidilutive totaled 93,328 in 2008 and 146,776 in 2007.

2.  Sale of Harpin Protein Technology to Plant Health Care, Inc.

On February 28, 2007, under the terms of an asset purchase agreement, the Company sold the Harpin Protein Technology to PHC for $1,396,824 in cash, net of transaction costs incurred after January 1, 2007 totaling $103,176, a promissory note in the principal amount of $700,751 payable on December 31, 2007 and the assumption by PHC of certain of the liabilities relating to or arising out of the Company’s Harpin Protein Technology. The promissory note had an interest rate of 5% per annum and was secured by equipment, certain intellectual property and other assets acquired by PHC and unconditionally guaranteed by PHC’s indirect parent, Plant Health Care plc. On June 6, 2007, PHC sold substantially all of the equipment that secured the promissory note and, in accordance with the terms of the promissory note, paid the Company 75% of the proceeds from the sale which amounted to $506,250. The remaining principal and interest was paid on December 31, 2007. The Company also sold $281,044 of finished goods to PHC under the Independent Distribution Agreement. Harpin Protein Technology includes substantially all of the

Company’s assets used in the creation of plant health technology incorporating harpin proteins and the manufacture of biopesticide, plant health and nutrient products utilizing the Harpin Protein Technology. These assets include all intellectual property, contracts (including a license agreement with the Cornell Research Foundation and manufacturing and office facility lease), equipment and inventory related to the Company’s worldwide agricultural and horticultural markets.

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

3.  Shareholders’ Equity

Common Stock Options

During 2000, the shareholders and Board of Directors approved the 2000 Stock Incentive Plan (the “2000 Plan’). Upon completion of the Company’s initial public offering, the 2000 Plan replaced the 1995 Combined Incentive and Nonqualified Stock Option Plan (the ’1995 Plan” and, together with the 2000 Plan, the “Stock Option Plans”) for the purpose of all future stock incentive awards. All reserved but ungranted shares under the 1995 Plan and any shares subject to outstanding options under the 1995 Plan that expire or are otherwise cancelled without being exercised will be added to the shares available under the 2000 Plan.

The Board of Directors has the authority to determine all matters relating to options to be granted under the Stock Option Plans, including designation as incentive or nonqualified stock options, the selection of individuals to be granted options, the number of shares subject to each grant, the exercise price, the term and vesting period, if any. Generally, options vest over periods ranging from three to five years and expire ten years from date of grant. The Board of Directors reserved an initial total of 166,666 shares of common stock under the 2000 Plan, plus an automatic annual increase equal to the lesser of (a) 166,666 shares; (b) 5% of the outstanding shares of common stock on a fully diluted basis as of the end of the immediately preceding year; and (c) a lesser amount as may be determined by the Board of Directors. No additional shares were added to the 2000 Plan on January 1, 2009, 2008 or 2007.

At December 31, 2008, the Company had reserved 24,442 shares of common stock for issuance under the 1995 Plan, all of which had been granted, and 401,466 shares for issuance under the 2000 Plan, including 234,799 shares transferred from the 1995 Plan. Options totaling 68,884 under the 2000 Plan had been granted at December 31, 2008, leaving 332,582 options available for future grant.

The fair value of each stock option granted is estimated on the date of grant using the Black-Scholes-Merton option valuation model. The assumptions used to calculate the fair value of options granted are evaluated and revised, as necessary, to reflect market conditions and the Company’s experience. Options granted are valued using the single option valuation approach, and the resulting expense is recognized over the entire requisite service period on a straight-line basis. Compensation expense is recognized only for those options expected to vest, with forfeitures estimated at the date of grant and at each balance sheet date based on the Company’s historical experience and future expectations. Prior to the adoption of SFAS 123R, the effect of forfeitures on the pro forma expense amounts was recognized as the forfeitures occurred.

The following table summarizes stock option activity:

	Number of Options	Weighted Average Exercise Price Per Option	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Balance at December 31, 2006 ..	247,127	$24.93
Forfeited ..	(100,351)	17.49
Balance at December 31, 2007 ..	146,776	30.06
Forfeited ..	(53,448)	30.24
Balance at December 31, 2008 ..	93,328	29.97	3.1	$—
Exercisable at December 31, 2008 ..	93,328	29.97	3.1	$—

The aggregate intrinsic value in the table above is based on the Company’s closing stock price of $1.28 as of December 31, 2008, which would have been received by the optionees had all in-the-money options been exercised on that date. As of December 31, 2008, there is no unrecognized stock-based compensation expense related to nonvested stock options.

The following table summarizes stock option information at December 31, 2008:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted-Average Remaining Contractual Life (in years)	Weighted- Average Exercise Price	Number Outstanding	Weighted- Average Exercise Price
$6.75 — 54.00 ..	79,996	3.7	$13.96	79,996	$13.96
126.00 ..	13,332	1.6	126.00	13,332	126.00
	93,328	3.1	29.97	93,328	29.97

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

The 2000 Stock Purchase Plan utilized 24-month offering periods, each of which consists of four six-month purchase periods, with purchases made on the last day of each such period. Offering periods began on each May 1 and November 1. The price of the common stock purchased under the 2000 Stock Purchase Plan was the lesser of 85% of the fair market value on the first day of an offering period and 85% of the fair market value on the last day of a purchase period.

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

4.  Inventory

Inventory, at the lower of average cost or market as described in Note 1, consisted of the following:

	December 31,
	2008	2007
Raw materials ..	$8,331	$18,941
Finished goods ..	60,874	82,843
Total inventory ..	69,205	101,784
Less non-current portion of inventory ..	(34,478)	(60,035)
Current portion of inventory ..	$34,727	$41,749

The non-current portion of inventory consists primarily of raw materials and finished goods that the Company does not expect to utilize in the 12 months following the balance sheet date.

5.  Accrued Liabilities

Accrued liabilities consisted of the following:

	December 31,
	2008	2007
Legal fees and expenses ..	$98,000	$—
Compensation and benefits ..	—	142,878
Promotions ..	—	37,416
Warranty ..	25,000	25,000
Other ..	28,401	27,337
Total accrued liabilities ..	$151,401	$232,631

6.  Warranty Liability

The Company provides a limited warranty to customers that its products, at the time of the first sale, conform to the chemical description on the label and under normal conditions are reasonably fit for the purposes referred to in the directions for use, subject to certain inherent risks. The Company records, at the time revenues are recognized, a liability for warranty claims based on a percentage of sales. The warranty liability is reviewed periodically and adjusted as necessary, based on historical experience, the results of product quality testing and future expectations. The warranty reserve was $25,000 as of December 31, 2008 and 2007.

7.  Commitments and Contingencies

Leases

Beginning May 2008, the Company leases its office under a five year agreement. Rental expense for office and facility leases was $9,800 and $71,911 for the years ended December 31, 2008 and 2007, respectively. There are no material future minimum lease commitments.

Employment Agreement

On July 25, 2007, the Company entered into an employment agreement with Bradley S. Powell, its then-President and Chief Financial Officer. Under the terms of the employment agreement, the Company agreed to pay Mr. Powell an annual base salary initially set at $205,000, and a lump sum amount payable upon execution of the employment agreement equal to the retroactive application of his annual base salary to December 15, 2006, the date on which he became the Company's President. Mr. Powell was entitled to a cash bonus equal to one times his annual base salary upon completion of an acquisition, merger or consolidation to which the Company is a party. Mr. Powell was also entitled to participate, subject to and in accordance with applicable eligibility requirements, in fringe benefit programs provided to other employees of the Company. The employment agreement includes noncompetition and nonsolicitation provisions that apply to Mr. Powell during his employment and for a period of 18 months thereafter, and includes customary nondisclosure and inventions assignment provisions.

The employment agreement extinguished Mr. Powell’s change-in-control agreement, dated August 16, 2000, and severance agreement, dated January 28, 2002, in exchange for supplemental payments totaling $356,145. The supplemental payments were paid in installments as follows: one-half on July 25, 2007; one-quarter on September 30, 2007; and one-quarter on January 15, 2008. Effective September 30, 2008, Mr. Powell terminated his employment with the Company and no future obligations remain.

Legal Proceedings

The Company is subject to various claims and legal actions that arise in the ordinary course of business and believes that the ultimate liability, if any, with respect to these claims and legal actions will not have a material effect on its consolidated financial statements.

8.  Major Customers

Net product sales to the following distributors accounted for more than ten percent of net revenues for the periods indicated:

	Year Ended December 31,
	2008	2007
Customer A ..	$**	$47,000
Customer B ..	**	42,000
Customer C ..	28,000	**

**  Less than ten percent.

9.  Defined Contribution Plan

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

10.  Income Taxes

The Company files a U.S. Federal and certain foreign and state tax returns and did not record an income tax benefit for any of the periods presented because it has experienced operating losses since inception. The Company’s total U.S. Federal tax net operating loss carryforwards were approximately $118.8 million at December 31, 2008 and expire between 2009 and 2027. The Company’s total foreign tax net operating loss carryforwards were approximately $4.3 million at December 31, 2008, of which $1.4 million expires between 2011 and 2018 and $2.9 million does not expire. The Company has total net operating loss carryforwards in 19 states that range between $12.6 million to $2,000 per state and expire between 2009 and 2027. The Company’s total general business credit carryforwards were approximately $1.4 million at December 31, 2008 and expire between 2013 and 2026.

If the Company were to undergo an "ownership change" as defined in Section 382 of the U.S. Internal Revenue Code (the "Code"), its net tax loss and general business credit carryforwards generated prior to the ownership change would be subject to annual limitations, which could reduce, eliminate, or defer the utilization of these losses. Based upon an analysis of past changes in the Company’s ownership, the Company believes that it has experienced ownership changes (as defined under Section 382) on March 20, 1996 and October 2, 2000 and absent any other ownership changes in the future, there are no significant limitations on the Company’s future ability to use net operating loss carryforwards generated prior to those dates. The Company does not believe that the sale to PHC resulted in another ownership change that would further limit its future ability to use net operating loss carryforwards generated after October 2000 because it was a sale of assets. However, the IRS or some other taxing authority may disagree with the Company’s position and contend that the Company has already experienced other such ownership changes or that the sale of assets resulted in an ownership change. In such case, the Company’s ability to use its net operating loss carryforwards to offset future taxable income would be severely limited. If the sale of assets to PHC results in an ownership change as defined in Section 382 of the Code, the Company’s net operating loss carryforwards available to offset future taxable income could be severely limited and the net operating loss carryforwards may expire as a result of the limitation.

Even if an ownership change has not occurred in the past, there is still the potential for an ownership change to occur under Section 382 as a result of future changes in stock ownership. For example, if shareholders do not approve the Plan of Dissolution or if it is not otherwise implemented, the holders of the Company's common stock, including one or more of the holders of 5% or more of the Company's common stock, could sell their shares in sufficient quantities to trigger an ownership change.  In addition, if shareholders do not approve the Plan of Dissolution or it is not otherwise implemented and the Company continues to explore whether there may be opportunities to utilize its net operating loss carryforwards, the Company will be limited in its ability to issue additional stock in the future to provide capital for its business due to the importance of avoiding a future ownership change.  The Company would only be able to issue additional stock in a manner that would not cause an ownership change pursuant to Section 382 of the Code.  Accordingly, the Company's ability to access the equity markets or issue stock in connection with an acquisition could be restricted.  Net operating loss carryforwards may expire if the Company does not generate sufficient income to utilize the losses before their normal expiration.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying values of assets and liabilities for financial reporting purposes and income tax reporting. The Company recognized a valuation allowance equal to net deferred tax assets due to the uncertainty of realizing the benefits of the assets. The valuation allowance decreased by $0.4 million in 2008 and $0.2 million during 2007. The significant components of deferred tax assets and liabilities as of December 31 are as follows:

	2008	2007
Deferred tax assets:
Net operating loss carryforwards ..	$44,345,000	$44,743,000
General business credit carryforwards ..	1,415,000	1,415,000
Accrued benefits ..	—	21,000
Other ..	10,000	10,000
Gross deferred tax assets ..	45,770,000	46,189,000
Less valuation allowance ..	(45,770,000)	(46,189,000)
Net deferred tax assets ..	$ —	$ —

The difference between the statutory tax rate of 35% and the effective tax rate of zero recorded by the Company in 2008 and 2007 is primarily due to the following:

	2008	2007
Expected tax benefit at statutory tax rate	$(203,000)	$(350,000)
Expiration of foreign net operating loss carryforwards	280,000	1,148,000
Basis difference of intercompany advances to foreign subsidiaries for income tax reporting	368,000	(501,000)
Other	(26,000)	(58,000)
Change in valuation allowance against net deferred tax assets	(419,000)	(239,000)
Recorded net tax benefit	$ —	$ —

11. Shareholder Rights Plan

The Board of Directors of the Company declared a dividend of one preferred share purchase right for each outstanding share of the Company's common stock pursuant to a rights agreement dated as of June 1, 2007, between Eden Bioscience and Mellon Investor Services LLC as Rights Agent (the "Rights Agreement"). The dividend was paid on June 4, 2007 to the Company's shareholders of record on that date. In addition, the Board of Directors authorized the issuance of one preferred share purchase right for each additional share of common stock that becomes outstanding between June 1, 2007 and the earliest of:

•

the distribution date, which is the earliest of:  (1) the close of business on the tenth business day after a public announcement that a person has acquired beneficial ownership of 5% or in the case of any person or group that owned beneficially 5% or more of the outstanding shares of common stock on June 1, 2007, 13% (or 18% in the case of SF Holding Corp., an existing investor that owns in excess of 16% of the outstanding shares) or more of the outstanding shares of common stock (such 5% or 13% being hereafter referred to as the "Requisite Percentage"); and (2) a date that the Board of Directors designates following the commencement of, or first public disclosure of an intent to commence, a tender or exchange offer for outstanding shares of common stock that could result in the offeror becoming the beneficial owner of the Requisite Percentage or more of the outstanding shares of common stock;

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

To preserve the economic value of the preferred share purchase rights, the number of preferred shares or other securities issuable upon exercise of a preferred share purchase right, the purchase price, the redemption price and the number of preferred share purchase rights associated with each outstanding common share are all subject to adjustment by the Board of Directors. The Board of Directors may make adjustments in the event of any change in the common or preferred shares, including, for example, changes associated with stock dividends or stock splits, recapitalizations, mergers or consolidations, split-ups, split-offs or spinoffs, or distributions of cash, assets, options, warrants, indebtedness or subscription rights to holders of common or preferred shares.

If a person acquires beneficial ownership of the Requisite Percentage or more of the Company's outstanding shares of common stock after June 1, 2007, the preferred share purchase rights will entitle each right holder, other than such person or any affiliate or associate of that person, to purchase, for the purchase price, the number of shares of common stock which at the time of the transaction would have a market value of twice the purchase price.

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

At any time prior to any person's or group's acquiring beneficial ownership of the Requisite Percentage or more of the outstanding shares of common stock, the Board of Directors may, without the approval of any holder of the preferred share purchase rights, supplement or amend any provision of the Rights Agreement, including the date on which the distribution date or expiration date would occur, the time during which the preferred share purchase rights may be redeemed and the terms of the preferred shares.

The principal purpose of the preferred share purchase rights is to protect the utilization of the Company's net operating net operating loss carryforwards, which could be jeopardized in the event that any investor accumulates a large position in the Company's stock. The preferred share purchase rights have certain antitakeover effects and will cause substantial dilution to a person that attempts to acquire Eden Bioscience on terms not approved by the Board of Directors. The preferred share purchase rights should not affect any prospective offeror willing to make an all cash offer at a full and fair price, or willing to negotiate with the Board of Directors. Similarly, the preferred share purchase rights will not interfere with any merger or other business combination approved by the Board of Directors since the board of directors may, at its option, redeem all, but not less than all, of the then outstanding preferred share purchase rights at the redemption price.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

See our definitive proxy statement on Schedule 14A filed on April 22, 2008 under the heading “Independent Registered Public Accounting Firm—Change of Independent Registered Public Accounting Firms” for information regarding the change in our independent registered public accounting firm in 2007.  During the fiscal years ended December 31, 2005 and 2006 and through March 30, 2007, there were no disagreements with our former independent registered public accounting firm of the type described in Item 304(a)(1)(iv) of Regulation S-K or reportable events as described in Item 304(a)(1)(v) of Regulation S-K.

Item 9A(T). Controls and Procedures.

Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer has evaluated the effectiveness and design of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended, or the "Exchange Act") as of the end of the period covered by this Annual Report on Form 10-K.  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this Annual Report on Form 10-K, our disclosure controls and procedures were effective in ensuring that the information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to our Chief Executive Officer and Chief Financial Officer to allow timely decisions regarding required disclosure.

Management's Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting for our company.  Internal control over financial reporting is a process to provide reasonable assurance regarding the reliability of our financial reporting for external purposes in accordance with accounting principles generally accepted in the United States of America.  Internal control over financial reporting includes maintaining records that in reasonable detail accurately and fairly reflect our transactions; providing reasonable assurance that transactions are recorded as necessary for preparation of our financial statements; providing reasonable assurance that receipts and expenditures of company assets are made in accordance with management authorization; and providing reasonable assurance that unauthorized acquisition, use or disposition of company assets that could have a material effect on our financial statements would be prevented or detected on a timely basis.  Because of its inherent limitations, internal control over financial reporting is not intended to provide absolute assurance that a misstatement of our financial statements would be prevented or detected.

Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2008.

This Annual Report on Form 10-K does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting.  Management's report was not subject to attestation by our independent registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management's report in this Annual Report on Form 10-K.

Changes in Internal Control Over Financial Reporting

There were no changes to our internal control over financial reporting that occurred during the quarter ended December 31, 2008, which were identified in connection with our management’s evaluation required by Rules 13a-15(d) and 15d-15(d) under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

EXECUTIVE OFFICER AND DIRECTORS

The following table sets forth certain information regarding our executive officer and directors as of March 2, 2009:

Name	Age	Position
Nathaniel T. Brown ..	58	Chief Executive Officer, Chief Financial Officer and Secretary
William T. Weyerhaeuser ..	65	Chairman of the Board of Directors
Rhett R. Atkins ..	55	Director
Gilberto H. Gonzalez ..	61	Director
Roger M. Ivesdal ..	64	Director
Jon E. M. Jacoby ..	70	Director
Albert A. James ..	77	Director
Agatha L. Maza ..	68	Director
Richard N. Pahre ..	68	Director

Nathaniel T. Brown has served as our Chief Executive Officer, Chief Financial Officer and Secretary since September 2008.  From September 2000 to December 2007, Mr. Brown served as Vice President and Chief Financial Officer of Vulcan Inc., a multi-billion dollar asset management company in Seattle, Washington.  Prior to joining Vulcan, Mr. Brown served as Chief Financial Officer, Vice President and/or Director of Accounting of a number of private companies with operations in the Pacific Northwest and was a Senior Manager at KPMG LLP.  Mr. Brown currently holds board positions and serves on the finance and compensation committees of several privately held and not-for-profit organizations.  Mr. Brown is a certified public accountant and received an M.B.A. and a B.A. degree in Business Administration from the University of Puget Sound.

William T. Weyerhaeuser, Ph.D. has served as Chairman of the Board of Directors since November 2001 and as one of our directors since May 1998.  Dr. Weyerhaeuser was in private practice as a clinical psychologist from 1975 to 1999.  From May 1993 to June 1994, he served as President of Rock Island Company, a private investment company, and from July 1994 to June 1998 as its Chairman of the Board and Chief Executive Officer.  Dr. Weyerhaeuser currently serves on the Board of Directors of Clearwater Paper Corporation, a paperboard, pulp and tissue products manufacturer, and as Chairman of the Board of Directors of Columbia Banking System, Inc., a public financial institution.  Dr. Weyerhaeuser also currently serves as a director of several privately held companies and foundations.  Dr. Weyerhaeuser received a B.A. degree from Stanford University, an M.A. degree from Fuller Theological Seminary and a Ph.D. degree from the Fuller Graduate School of Psychology.

Rhett R. Atkins, D.B.A. has served as one of our directors since June 2002.  Dr. Atkins served as our President and Chief Executive Officer from June 2002 to December 2006.  Dr. Atkins is currently managing member of Agriprax LLC, an agriculture consulting firm.  From January 2001 to June 2002, Dr. Atkins was President of Palmetto Ag Inc., a retail provider of seed and chemical crop inputs.  From September 1991 to December 2000, Dr. Atkins worked for Micro Flo Company, an agricultural chemical production company, in various executive positions related to sales, marketing and research and development. From 1981 to 1991, Dr. Atkins worked for BASF, a chemical company, in sales and marketing. Dr. Atkins received a B.S. degree from Clemson University, an M.B.A. degree from Campbell University and a D.B.A. degree from Nova Southeastern University.

Gilberto H. Gonzalez has served as one of our directors since February 2003.  Mr. Gonzalez currently serves as Chairman of Evergreen Business Group, LLC, a company involved in real estate marketing, investing and development.  Beginning in 1970, Mr. Gonzalez has worked in the agricultural chemical business in various executive capacities in sales and marketing.  From 1991 to 1999, Mr. Gonzalez served as Executive Vice President of Micro Flo Company, an agricultural chemical production company, and from 1985 to 1989 as Regional Sales Manager.  From 1970 to 1985, Mr. Gonzalez worked for Helena Chemical Company, a distributor of chemical products for the agricultural industry, in a variety of managerial roles, most notably Division Manager of the Midwest and Northcentral Divisions, and as Director of the Andean Block for Vertac International, an international division of Helena Chemical Company.  Mr. Gonzalez received a B.S. degree in Agricultural Business and Economics from Texas A&M University at Kingsville.

Roger M. Ivesdal has served as one of our directors since September 2005.  Mr. Ivesdal has spent 33 years in various sales, marketing, and management roles in the agricultural chemicals industry.  Mr. Ivesdal started his career in 1970 as a sales representative for Helena Chemical Company in Des Moines, Iowa and became sales manager for Helena Proprietary Products in 1974.  In 1977, Mr. Ivesdal became a sales representative for Ostlund Chemical in Fargo, North Dakota.  In 1982, he became sales manager and in 1988 he became General Manager of Ostlund.  In 1998, Mr. Ivesdal was named Executive Vice President for the Western Region for United Agri Products, or “UAP,” an operating company of ConAgra, and was responsible for managing four operating companies in the western United States.  In 2003, Mr. Ivesdal retired from UAP.  Mr. Ivesdal received a B.S. degree in Agronomy from North Dakota State University.

Jon E. M. Jacoby has served as one of our directors since February 1999.  Mr. Jacoby is Vice-Chairman and Senior Managing Director of The Stephens Group LLC, a private family-owned investment firm.  Until his retirement in October 2003, Mr. Jacoby worked in various capacities since 1963, most recently as Vice-Chairman and member of the Executive Committee, for Stephens Inc. and SF Holding Corp. (formerly Stephens Group, Inc.), collectively engaged in investment banking and other business activities.  He is also a director of Power-One, Inc., a power supplies manufacturer, and Conn’s Inc., retail stores specializing in electronics.  Mr. Jacoby received a B.S. degree from the University of Notre Dame and an M.B.A. degree from Harvard Business School.

Albert A. James has served as one of our directors since May 1995.  Mr. James served as our Secretary from May 1995 to June 2000.  Mr. James is a private investor and currently serves as a general partner in several real estate projects in the western United States.  Mr. James has also served as a director of several privately held companies.  From 1982 to November 1997, Mr. James served as Managing Partner of Bellevue Associates, a commercial real estate management company.  From 1976 to June 1995, Mr. James served as Secretary and Treasurer of Anthony’s Restaurants, a regional chain of restaurants, and, from 1981 to March 1994, served as Vice President of Alpine Industries, a window and laminated glass manufacturing company.  In 1957, Mr. James founded a discount drug and cosmetic business that merged with a chain of discount retail drug stores, which was ultimately sold to Payless Drug Stores Northwest in 1969.  Mr. James received a B.S. degree in Pharmacy from the University of Washington.

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

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Exchange Act requires our officers, directors and persons who own more than 10% of a registered class of our equity securities to file reports of ownership and changes in ownership with the SEC.  Officers, directors and greater-than-10% shareholders are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file.

Based solely on our review of the copies of such forms we received, or written representations from certain reporting persons that no forms were required for those persons, we believe that during 2008 all of our officers, directors and greater-than-10% beneficial owners complied with all applicable filing requirements of Section 16(a), except that Mr. Nathaniel T. Brown filed a late Form 3 that did not report any transactions.

CODE OF ETHICS

We have adopted a code of ethics that applies to our Chief Executive Officer and Chief Financial Officer and a code of conduct that applies to our directors, officers and employees.  We have posted the code of ethics and conduct of conduct under the menu “About Us—Governance Materials” on our website at www.edenbio.com.  If we waive any material provision of our code of ethics applicable to our Chief Executive Officer and Chief Financial Officer or amend the code of ethics (other than technical, administrative or other non-substantive amendments), we will disclose that fact on our website at www.edenbio.com within four business days.

AUDIT COMMITTEE

We have a separately-designated standing audit committee established in accordance with Section 3(a)(58) of the Exchange Act.  Our audit committee currently consists of Ms. Maza and Messrs. Gonzalez and Pahre (Chair).

Our board of directors has determined that Mr. Pahre meets the definition of an “audit committee financial expert” under SEC rules and is an independent director under the rules of the SEC and Nasdaq listing standards.  In making this determination, our board of directors considered, among other factors, Mr. Pahre’s experience as a former audit partner of Moss Adams LLP as discussed in his biography included elsewhere in this item under the heading "Executive Officer and Directors."

Item 11. Executive Compensation.

EXECUTIVE COMPENSATION

Summary Compensation Table

The following table provides information concerning the compensation for services rendered to Eden in all capacities for the year ended December 31, 2008 and 2007 by our current Chief Executive Officer, Chief Financial Officer and Secretary and our former President, Chief Financial Officer and Secretary.

Name and Principal Position	Year	Salary ($)	All Other Compensation ($)		Total ($)
Nathaniel T. Brown (1)	2008	42,115	—		42,115
Chief Executive Officer,
Chief Financial Officer
and Secretary

Bradley S. Powell (2)	2008	223,973	89,036	(3)	313,009
Former President, Chief	2007	206,261	267,109	(3)	473,370
Financial Officer and
Secretary

__________

(1)	Mr. Brown’s employment with the Company began in September 2008.

(2)	Mr. Powell served as our President, Chief Financial Officer and Secretary until September 30, 2008.

(3)

The employment agreement extinguished Mr. Powell’s change-in-control agreement, dated August 16, 2000, and severance agreement, dated January 28, 2002, in exchange for supplemental payments totaling $356,145.  The supplemental payments were paid in three installments as follows: $178,073 was paid on July 25, 2007; $89,036 was paid on September 30, 2007; and $89,036 was paid on January 15, 2008. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Employment Agreement” for more information on Mr. Powell’s employment agreement.

No annual incentive awards or long-term incentive awards were established in 2008 and we did not grant any options to purchase shares of our common stock.  There were no outstanding equity awards at December 31, 2008.  There were no stock options exercised during 2008.  No incremental compensation was payable upon termination or change-in-control for Mr. Powell and all stock option grants expired as of December 31, 2008.

2008 DIRECTOR COMPENSATION

In the past, our directors did not receive cash compensation for their services as directors or members of committees of the Board of Directors, but were reimbursed for their reasonable expenses incurred in attending meetings of the Board of Directors and its committees.  Commencing in May 2008, each member of our board of directors now receives $250 for each meeting attended and each committee chairman receives $250 for each committee meeting attended.  Our directors are still reimbursed for their reasonable expenses incurred in attending meetings of the Board of Directors and its committees.

We do not have a standard arrangement pursuant to which directors receive equity compensation for their services as directors.  Rather, directors in the past have been and may in the future be granted equity awards at the discretion of the Board of Directors.

Name	Fees Earned or Paid in Cash ($)	Option Awards ($)(4)	Total ($)
William T. Weyerhaeuser (1)	$2,000	$ —	$2,000

Rhett R. Atkins	2,000	—	2,000

Gilberto H. Gonzalez (2)	1,000	—	1,000

Roger M. Ivesdal	1,750	6,687	8,437

Jon E.M. Jacoby	2,000	—	2,000

Albert A. James	1,750	—	1,750

Agatha A. Maza	1,750	—	1,750

Richard N. Pahre (3)	2,750	—	2,750

__________

(1)

Dr. Weyerhaeuser is the Chairman of the Board and the Chairman of the Nominating and Corporate Governance Committee.

(2)

Mr. Gonzalez is the Chairman of the Compensation Committee

(3)

Mr. Pahre is the Chairman of the Audit Committee

(4)

Reflects the dollar amount recognized for financial statement reporting purposes during 2008, in accordance with FAS 123R.  Assumptions used in the calculation of these amounts are included in Note 1 (Accounting for Stock Compensation) of our consolidated financial statements included in Item 8 to this Annual Report on Form 10-K.  Accordingly, the amounts include amounts from awards granted prior to 2008.

No equity awards were granted to directors in 2008.  The total stock options outstanding at December 31, 2008 for each of the directors were (after taking into account the 1-for-3 reverse stock split effective on February 22, 2008):

Name	Total Outstanding Stock Options
William T. Weyerhaeuser	6,666
Rhett R. Atkins	55,555
Gilberto H. Gonzalez	3,888
Roger M. Ivesdal	3,333
Jon E. M. Jacoby	6,666
Albert A. James	6,666
Agatha L. Maza	6,666
Richard N. Pahre	3,888

Stock options granted to directors have an exercise price equal to the closing market price of our common stock on the grant date.  We do not have a program, plan or practice to time stock option grants to our existing or new directors in coordination with the release of material nonpublic information nor do we have a program, policy or practice to release material nonpublic information for the purpose of affecting the value of director compensation.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

During the fiscal year ended December 31, 2008, Messrs. Jacoby, James and Gonzalez served on our Compensation Committee, and none of these committee members served as an officer or employee of Eden during fiscal 2008.  Mr. James served as our Secretary from May 1995 to June 2000.  None of our executive officers served as a member of the board of directors or compensation committee of any other entity that had one or more executive officers serving as members of our Board of Directors or Compensation Committee during fiscal 2008.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Except as otherwise noted, the following table sets forth, as of March 2, 2009 , certain information with respect to the beneficial ownership of our common stock by (i) each shareholder known by us to be the beneficial owner of more than 5% of our common stock, (ii) each director of the Company, (iii) our current chief executive officer and other executive officers that are included in the Summary Compensation Table found in Item 11 of this Annual Report on Form 10-K, and (iv) all directors and executive officers of the Company as a group.  The following table reflects the one-for-three reverse stock split effective on February 22, 2008.

Beneficial ownership is determined in accordance with SEC rules and includes shares over which the indicated beneficial owner exercises sole or shared voting or investment power.  Shares of our common stock subject to options currently exercisable or exercisable within 60 days after March 2, 2009 are deemed outstanding for computing the percentage ownership of the person holding the options, but are not deemed outstanding for computing the percentage ownership of any other person.  Except as otherwise indicated, we believe the beneficial owners of our common stock listed below, based on information furnished by them, have sole voting and investment power with respect to the shares listed opposite their names.

Name and Address Of Beneficial Owner (1)	Shares Beneficially Owned		Percent of Class (2)
Directors and Executive Officers:
William T. Weyerhaeuser	143,129	(3)	5.3%
Nathaniel T. Brown	—		—
Agatha L. Maza	73,050	(4)	2.7%
Jon E. M. Jacoby	60,042	(5)	2.2%
Albert A. James	67,965	(6)	2.5%
Rhett R. Atkins	56,288	(7)	2.0%
Richard N. Pahre	4,554	(8)	*
Gilberto H. Gonzalez	4,054	(9)	*
Roger Ivesdal	3,333	(10)	*
Bradley S. Powell	22	(11)	*
All directors and executive officers as
a group (10 persons)	412,437	(12)	14.7%

Other 5% Shareholders:
SF Holding Corp. (formerly Stephens Group, Inc.)	451,037	(13)	16.6%
111 Center Street — Suite 2500
Little Rock, Arkansas 72201

Yorktown Avenue Capital, LLC	352,967	(14)	13.0%
415 South Boston, 9th Floor
Tulsa, Oklahoma 74103

__________

* Less than one percent.

(1) The business address of the directors and executive officers is c/o Eden Bioscience Corporation, 14522 NE North Woodinville Way, Suite 202B, Woodinville, WA 98072.

(2) Based on 2,716,486 shares of common stock outstanding as of March 2, 2009.

(3) Represents 28,833 shares owned directly by Dr. Weyerhaeuser; 106,519 shares held by the WBW Trust Number One, of which Dr. Weyerhaeuser is trustee; 1,111 shares owned by Dr. Weyerhaeuser’s wife; and 6,666 shares subject to options exercisable within 60 days after March 2, 2009. Dr. Weyerhaeuser disclaims beneficial ownership of shares held by his wife and two sons, except to the extent of his pecuniary interest in such shares.

(4) Represents 34,466 shares owned directly by Ms. Maza; 16,799 shares held by Prudential Securities as custodian for the Agatha L. Maza IRA; 111 shares owned by Ms. Maza’s spouse; 15,008 shares held by the Maza Family LLC, of which Ms. Maza is a co-manager; and 6,666 shares subject to options that are exercisable within 60 days after March 2, 2009. Ms. Maza disclaims beneficial ownership of shares held by the Maza Family LLC, except to the extent of her pecuniary interest in such shares.

(5) Includes 5,000 shares owned directly by Mr. Jacoby; 23,710 shares owned by Jacoby Enterprises, Inc., of which Mr. Jacoby is president; 20,889 shares held by Stephens — EBC, LLC for the benefit of Jacoby Enterprises, Inc. and that are subject to the voting trust described in footnote 13; 3,333 shares held by Stephens — EBC, LLC for the benefit of J & J Partners, of which Mr. Jacoby is a partner, and that are subject to the voting trust described in footnote 13; and 6,666 shares subject to options that are exercisable within 60 days after March 2, 2009. Also includes the following shares as to which Mr. Jacoby disclaims beneficial ownership: 222 shares owned by Grandchild’s Trust One and 222 shares owned by Grandchild’s Trust Three, as to which Mr. Jacoby, as co-trustee, has shared power of disposition and shared power to vote. Does not include shares beneficially owned by SF Holding Corp. (formerly Stephens Group, Inc.), of which Mr. Jacoby was an executive officer until his retirement on October 1, 2003 and of which he was a director until November 2006.

(6) Represents 12,839 shares held by the Albert A. James Family Partnership, of which Mr. James is a co-general partner; 48,460 shares held by the Albert A. James Living Trust, of which Mr. James is trustee; and 6,666 shares subject to options that are exercisable within 60 days after March 2, 2009.

(7) Represents 733 shares owned directly by Dr. Atkins and 55,555 shares subject to options exercisable within 60 days after March 2, 2009.

(8) Represents 666 shares owned directly by Mr. Pahre and 3,888 shares subject to options exercisable within 60 days after March 2, 2009.

(9) Represents 166 shares owned directly by Mr. Gonzalez and 3,888 shares subject to options exercisable within 60 days after March 2, 2009.

(10) Represents 3,333 shares subject to options exercisable within 60 days after March 2, 2009.

(11) Represents shares held in a trust for the benefit of Mr. Powell’s minor sons, of which Mr. Powell’s father serves as trustee.  Mr. Powell disclaims beneficial ownership of all such shares held in trust, except to the extent of his pecuniary interest in such shares.  Mr. Powell served as our president, chief financial officer and secretary until his resignation in September 2008.

(12) Includes 93,328 shares subject to options that are exercisable within 60 days after March 2, 2009.

(13) Represents 451,037 shares beneficially owned by Stephens — EBC, LLC, of which SF Holding Corp. (formerly Stephens Group, Inc.) is the sole managing member. Stephens Inc. does not have voting or investment power over any of the shares reported in this table.  Jon E. M. Jacoby, a director of the

Company, was an executive vice president of SF Holding Corp. until October 1, 2003 and a director of SF Holding Corp. until November 2006. Stephens — EBC, LLC has contributed all of its shares to a voting trust pursuant to which the trustee of the trust, Steve Patterson, 349 Colony Drive, Naples, Florida 34108, an individual not affiliated with SF Holding Corp., has sole voting power.  The trustee is required to vote such shares “for” or “against” proposals submitted to our shareholders in the same proportion as the votes cast “for” or “against” such proposals by all other shareholders, excluding abstentions.  The voting trust agreement also imposes limitations on the sale or other disposition of the shares subject to the voting trust.  The voting trust agreement expires in 2010 or earlier upon the occurrence of certain events set forth in the voting trust agreement, including Stephens Inc. ceasing to be a market maker of our common stock.

(14) Information provided is based solely on a Schedule 13D/A filed on August 14, 2007 (the “Schedule 13D/A ”) by Yorktown Avenue Capital, LLC (“Yorktown”), Boston Avenue Capital, LLC (“Boston”), Value Fund Advisors, LLC (“Value Fund”) and Charles M. Gillman (“Gillman”).  According to the Schedule 13D/A, (a) the amount shown above includes 262,090 held by Yorktown and 90,877 held by Boston, (b) Boston and Yorktown are Oklahoma limited liability companies whose principal business is business investment, (c) Value Fund is an Oklahoma limited liability company whose principal business is investment management, and (d) Gillman is a U.S. citizen in the business of managing various investment entities. Value Fund, as general manager of Boston and Yorktown, and Gillman, as manager of Value Fund, may also be deemed to beneficially own the 352,967 shares of our common stock held by Boston and Yorktown.

EQUITY COMPENSATION PLAN INFORMATION

The following table presents summary information about our equity compensation plans at December 31, 2008, as adjusted to take into account the 1-for-3 reverse stock split that was effective on February 22, 2008:

Plan category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted- average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	93,328	$29.97	332,582(1)(2)
Equity compensation plans not approved by security holders	__	__	__
Total	93,328	$29.97	332,582(1)(2)

_____

(1)

The Amended and Restated 2000 Stock Incentive Plan, or the “2000 Plan,” incorporates an evergreen formula pursuant to which the number of shares authorized for issuance is increased annually on the first day of each fiscal year by a number of shares equal to the lesser of: (a) 166,666 shares; (b) 5% of the outstanding shares of common stock on a fully diluted basis as of the end of the immediately preceding fiscal year; and (c) a lesser amount as may be determined by the Board of Directors.  Since the inception of the 2000 Plan, the Board of Directors has never used the evergreen provision to add shares.  In addition, all reserved but ungranted shares under our 1995 Combined Incentive and Nonqualified Stock Option Plan, or

the “1995 Plan,” and any shares subject to outstanding options under the 1995 Plan that expire or are otherwise cancelled without being exercised will be added to the shares available under the 2000 Plan.

(2)

Under the 2000 Plan, in addition to options, we may make awards of our common stock or awards denominated in units of our common stock.  The type of award and the number of shares of common stock subject to the award granted under the 2000 Plan is in the discretion of the Board of Directors.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

RELATED PERSON TRANSACTIONS

Under its written Audit Committee Charter, the Audit Committee of our Board of Directors is required to review and approve all related person transactions.  Other than the Audit Committee Charter, our Board of Directors has not adopted a separate written policy for the review and approval or ratification of related person transactions.

Our directors and executive officer are expected to disclose to our Chief Financial Officer the material facts of any transaction that could be considered a related person transaction promptly upon gaining knowledge of the transaction.  In addition, on an annual basis we require our directors and officers to complete written questionnaires designed to identify any potential related person transactions.  A related person transaction is defined as any transaction required to be disclosed under Item 404(a) of Regulation S-K.  Any transaction reported to our Chief Financial Officer or disclosed in the annual questionnaire is reviewed to determine if disclosure of the transaction is required under the SEC’s related person transaction disclosure rule.  If disclosure is required, our Chief Financial Officer will submit the transaction to the Audit Committee for review and approval or ratification.

When determining whether to approve or ratify a related person transaction, the Audit Committee will review relevant facts regarding the related person transaction, including:

•

the extent of the related person’s interest in the transaction;

•

whether the terms are comparable to those generally available in arms’ length transactions; and

•

whether the related person transaction is consistent with the best interests of Eden.

If any related person transaction is not approved or ratified, the Audit Committee may take such action as it may deem necessary or desirable in the best interests of Eden and its shareholders.

There were no related person transactions required to be disclosed pursuant to Item 404(d) of Regulation S-K in fiscal years 2008 or 2007, and there is not any currently proposed transaction required to be disclosed pursuant to Item 404(d) of Regulation S-K.

DIRECTOR INDEPENDENCE

The Board of Directors has reviewed the relationships between Eden and each of its directors and has determined that all of the directors named in Item 10 of this Annual Report on Form 10-K, other than Dr. Atkins, our President and Chief Executive Officer until December 2006, are independent under Rule 4200(a)(15) of Nasdaq’s Marketplace Rules.

Item 14. Principal Accountant Fees and Services.

The aggregate fees billed for professional services rendered by Peterson Sullivan LLP, our independent registered public accounting firm, for fiscal years 2008 and 2007 were as follows

	2008	2007
Audit Fees (1)	$40,000	$40,000
Audit-Related Fees	--	--
Tax Fees	--	--
All Other Fees	--	--
Total Fees	$40,000	$40,000

_____

(1)

Represents fees for professional services rendered for the audit of our annual consolidated financial statements and review of our interim consolidated financial statements included in our quarterly reports on Form 10-Q and services that are normally provided by our independent registered public accounting firm in connection with statutory and regulatory filings or engagements.

Audit Committee Pre-Approval Policy

The Audit Committee has adopted a policy for the pre-approval of all audit and non-audit services provided by our independent registered public accounting firm.  The policy is designed to ensure that the provision of these services does not impair the registered public accounting firm’s independence.  Under the policy, any services provided by the independent registered public accounting firm, including audit, audit-related, tax and other services, must be specifically pre-approved by the Audit Committee.

The Audit Committee may delegate pre-approval authority to one or more of its members.  The member or members to whom such authority is delegated shall report any pre-approval decisions to the Audit Committee at its next scheduled meeting.  The Audit Committee does not delegate responsibilities to pre-approve services performed by the independent registered public accounting firm to management.

For 2008, all services provided by Peterson Sullivan LLP were pre-approved by the Audit Committee.

PART IV

Item 15.

Exhibits and Financial Statement Schedules.

The following documents are being filed as part of this Annual Report on Form 10-K.

(a)  Financial Statements.

(b)  Exhibits.

Exhibit 32.1 is being furnished with this Annual Report on Form 10-K and is not deemed “filed” for purposes of Section 18 of the Exchange Act or otherwise subject to the liability of that section.

Exhibit Number		Description
2.1		Plan of Complete Dissolution and Liquidation of Eden Bioscience Corporation (incorporated by reference to Annex A to Amendment No. 2 to Eden Bioscience's Preliminary Proxy Statement on Schedule 14A (Commission File No. 001-33510), filed with the SEC on March 24, 2009).

3.1		Restated Articles of Incorporation, as amended by Articles of Amendment dated April 17, 2006, June 1, 2007 (including designation of Series R Participating Cumulative Preferred Stock) and February 21, 2008 (incorporated by reference to Exhibit 3.1 to Eden Bioscience's Annual Report on Form 10-K (Commission File No. 001-33510), filed with the SEC on March 28, 2008).

3.2		Third Amended and Restated Bylaws, as amended (incorporated by reference to Exhibit 3.2 to Eden Bioscience's Annual Report on Form 10-K (Commission File No. 001-33510), filed with the SEC on March 28, 2008).

4.1		Rights Agreement, dated as of June 1, 2007, between Eden Bioscience Corporation and Mellon Investor Services LLC (including form of Rights Certificate and the Summary of Rights to Purchase Preferred Shares) (incorporated by reference to Exhibit 4.1 to Eden Bioscience’s Registration Statement on Form 8-A (Commission File No. 001-33510), filed with the SEC on June 4, 2007).

9.1		Form of Eden Voting Trust Agreement between Stephens-EBC, LLC and James Sommers, as Trustee (incorporated by reference to Exhibit 9.1 to Amendment No. 1 to Eden Bioscience’s Registration Statement on Form S-1 (Registration No. 333-41028), filed with the SEC on August 18, 2000).

10.1		Asset Purchase Agreement by and among Plant Health Care, Inc., Plant Health Care plc and Eden Bioscience Corporation dated as of December 1, 2006 (incorporated by reference to Exhibit 10.1 to Eden Bioscience’s Current Report on Form 8-K (Commission File No. 0-31499), filed with the SEC on December 7, 2006).

10.2		License and Supply Agreement between Plant Health Care, Inc. and Eden Bioscience Corporation dated as of February 28, 2007 (incorporated by reference to Exhibit 10.3 to Eden Bioscience’s Current Report on Form 8-K (Commission File No. 0-31499), filed with the SEC on March 2, 2007).

10.3	**	Eden Bioscience Corporation 1995 Combined Incentive and Nonqualified Stock Option Plan (incorporated by reference to Exhibit 10.3 to Amendment No. 1 to Eden Bioscience’s Registration Statement on Form S-1 (Registration No. 333-41028), filed with the SEC on August 18, 2000).

10.4	**	Eden Bioscience Corporation 2000 Stock Incentive Plan (incorporated by reference to Exhibit 10.4 to Amendment No. 1 to Eden Bioscience’s Registration Statement on Form S-1 (Registration No. 333-41028), filed with the SEC on August 18, 2000).

10.5	**	Form of Stock Option Grant Notice for Directors and Officers under Eden Bioscience Corporation 2000 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to Eden Bioscience’s Quarterly Report on Form 10-Q (Commission File No. 0-31499), filed with the SEC on October 28, 2005).

10.6	**	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.6 to Eden Bioscience’s Registration Statement on Form S-1 (Registration No. 333-41028), filed with the SEC on July 7, 2000).

10.7	**	Employment Agreement, dated July 25, 2007, between Eden Bioscience Corporation and Bradley S. Powell (incorporated by reference to Exhibit 10.10 to Eden Bioscience’s Current Report on Form 8-K (Commission File No. 001-33510), filed with the SEC on July 30, 2007).

10.8	**	Summary of Bonus Plan for Bradley S. Powell (incorporated by reference to Exhibit 10.1 to Eden Bioscience's Quarterly Report on Form 10-Q (Commission File No. 1-33510), filed with the SEC on May 13, 2008).

10.9	**	Eden Bioscience Corporation Summary of Nonemployee Director Cash Compensation (incorporated by reference to Exhibit 10.1 to Eden Bioscience's Quarterly Report on Form 10-Q (Commission File No. 1-33510), filed with the SEC on November 12, 2008).
10.10	**	Eden Bioscience Corporation 2000 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.5 to Amendment No. 4 to Eden Bioscience's Registration Statement on Form S-1 (Registration No. 333-41028), filed with the SEC on September 20, 2000).

21.1	*	Subsidiaries of Eden Bioscience Corporation.

23.1	*	Consent of Peterson Sullivan LLP.

31.1	*	Rule 13a-14(a)/15d-14(a) Certification (Chief Executive Officer and Chief Financial Officer).

32.1	*	Section 1350 Certification (Chief Executive Officer and Chief Financial Officer).

_____

* Filed herewith.

** Management contract or compensatory plan, contract or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EDEN BIOSCIENCE CORPORATION

By:/s/ Nathaniel T. Brown Nathaniel T. Brown, Chief Executive Officer, Chief Financial Officer and Secretary

Date: March 27, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 27, 2009.

Signature	Title
/s/ Nathaniel T. Brown	Chief Executive Officer, Chief Financial Officer and Secretary
Nathaniel T. Brown	(Principal Executive, Financial and Accounting Officer)

/s/ William T. Weyerhaeuser	Chairman of the Board of Directors
William T. Weyerhaeuser

/s/ Rhett R. Atkins	Director
Rhett R. Atkins

/s/ Gilberto H. Gonzalez	Director
Gilberto H. Gonzalez

/s/ Roger Ivesdal	Director
Roger Ivesdal

/s/ Jon E. M. Jacoby	Director
Jon E. M. Jacoby

/s/ Albert A. James	Director
Albert A. James

/s/ Agatha L. Maza	Director
Agatha L. Maza

/s/ Richard N. Pahre	Director
Richard N. Pahre

EXHIBIT INDEX

Exhibit Number		Description
2.1		Plan of Complete Dissolution and Liquidation of Eden Bioscience Corporation (incorporated by reference to Annex A to Amendment No. 2 to Eden Bioscience's Preliminary Proxy Statement on Schedule 14A (Commission File No. 001-33510), filed with the SEC on March 24, 2009).

3.1		Restated Articles of Incorporation, as amended by Articles of Amendment dated April 17, 2006, June 1, 2007 (including designation of Series R Participating Cumulative Preferred Stock) and February 21, 2008 (incorporated by reference to Exhibit 3.1 to Eden Bioscience's Annual Report on Form 10-K (Commission File No. 001-33510), filed with the SEC on March 28, 2008).

3.2		Third Amended and Restated Bylaws, as amended (incorporated by reference to Exhibit 3.2 to Eden Bioscience's Annual Report on Form 10-K (Commission File No. 001-33510), filed with the SEC on March 28, 2008).

4.1		Rights Agreement, dated as of June 1, 2007, between Eden Bioscience Corporation and Mellon Investor Services LLC (including form of Rights Certificate and the Summary of Rights to Purchase Preferred Shares) (incorporated by reference to Exhibit 4.1 to Eden Bioscience’s Registration Statement on Form 8-A (Commission File No. 001-33510), filed with the SEC on June 4, 2007).

9.1		Form of Eden Voting Trust Agreement between Stephens-EBC, LLC and James Sommers, as Trustee (incorporated by reference to Exhibit 9.1 to Amendment No. 1 to Eden Bioscience’s Registration Statement on Form S-1 (Registration No. 333-41028), filed with the SEC on August 18, 2000).

10.1		Asset Purchase Agreement by and among Plant Health Care, Inc., Plant Health Care plc and Eden Bioscience Corporation dated as of December 1, 2006 (incorporated by reference to Exhibit 10.1 to Eden Bioscience’s Current Report on Form 8-K (Commission File No. 0-31499), filed with the SEC on December 7, 2006).

10.2		License and Supply Agreement between Plant Health Care, Inc. and Eden Bioscience Corporation dated as of February 28, 2007 (incorporated by reference to Exhibit 10.3 to Eden Bioscience’s Current Report on Form 8-K (Commission File No. 0-31499), filed with the SEC on March 2, 2007).

10.3	**	Eden Bioscience Corporation 1995 Combined Incentive and Nonqualified Stock Option Plan (incorporated by reference to Exhibit 10.3 to Amendment No. 1 to Eden Bioscience’s Registration Statement on Form S-1 (Registration No. 333-41028), filed with the SEC on August 18, 2000).

10.4	**	Eden Bioscience Corporation 2000 Stock Incentive Plan (incorporated by reference to Exhibit 10.4 to Amendment No. 1 to Eden Bioscience’s Registration Statement on Form S-1 (Registration No. 333-41028), filed with the SEC on August 18, 2000).

10.5	**	Form of Stock Option Grant Notice for Directors and Officers under Eden Bioscience Corporation 2000 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to Eden Bioscience’s Quarterly Report on Form 10-Q (Commission File No. 0-31499), filed with the SEC on October 28, 2005).

10.6	**	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.6 to Eden Bioscience’s Registration Statement on Form S-1 (Registration No. 333-41028), filed with the SEC on July 7, 2000).

10.7	**	Employment Agreement, dated July 25, 2007, between Eden Bioscience Corporation and Bradley S. Powell (incorporated by reference to Exhibit 10.10 to Eden Bioscience’s Current Report on Form 8-K (Commission File No. 001-33510), filed with the SEC on July 30, 2007).

10.8	**	Summary of Bonus Plan for Bradley S. Powell (incorporated by reference to Exhibit 10.1 to Eden Bioscience's Quarterly Report on Form 10-Q (Commission File No. 1-33510), filed with the SEC on May 13, 2008).

10.9	**	Eden Bioscience Corporation Summary of Nonemployee Director Cash Compensation (incorporated by reference to Exhibit 10.1 to Eden Bioscience's Quarterly Report on Form 10-Q (Commission File No. 1-33510), filed with the SEC on November 12, 2008).

10.10	**	Eden Bioscience Corporation 2000 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.5 to Amendment No. 4 to Eden Bioscience's Registration Statement on Form S-1 (Registration No. 333-41028), filed with the SEC on September 20, 2000).

21.1	*	Subsidiaries of Eden Bioscience Corporation.

23.1	*	Consent of Peterson Sullivan LLP.

31.1	*	Rule 13a-14(a)/15d-14(a) Certification (Chief Executive Officer and Chief Financial Officer).

32.1	*	Section 1350 Certification (Chief Executive Officer and Chief Financial Officer).

_____

* Filed herewith.

** Management contract or compensatory plan, contract or arrangement.