Form 10-Q
period 2009-03-31
EDEN BIOSCIENCE CORP
filed 2009-05-05
CIK 930095

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

 [X]  Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2009

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes [X]    No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes [  ]    No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).      Yes [  ]    No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of May 5, 2009
Common Stock, $0.0025 Par Value	2,716,486

Eden Bioscience Corporation
Index to Form 10-Q

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

EDEN BIOSCIENCE CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

ASSETS

	March 31, 2009	December 31, 2008
Current assets:
Cash and cash equivalents	$4,835,399	$5,099,172
Accounts receivable	8,891	—
Inventory, current	33,953	34,727
Prepaid expenses and other current assets	102,480	42,640
Total current assets	4,980,723	5,176,539
Inventory, non-current	19,559	34,478
Property and equipment	99	99
Other assets	41,648	45,129
Total assets	$5,042,029	$5,256,245

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$58,280	$42,279
Accrued liabilities	147,905	151,401
Total current liabilities	206,185	193,680

Commitments and contingencies

Shareholders’ equity:
Preferred stock, $0.01 par value, 10,000,000 shares authorized; no shares issued and outstanding at March 31, 2009 and December 31, 2008	—	—
Common stock, $0.0025 par value, 11,111,111 shares authorized; 2,716,486 issued and outstanding shares at March 31, 2009 and December 31, 2008	6,791	6,791
Additional paid-in capital	132,889,012	132,889,012
Accumulated deficit	(128,059,959)	(127,833,238)
Total shareholders’ equity	4,835,844	5,062,565
Total liabilities and shareholders’ equity	$5,042,029	$5,256,245

The accompanying notes are an integral part of these statements.

EDEN BIOSCIENCE CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended March 31,
	2009	2008
Product sales	$49,923	$80,890

Operating expenses:
Cost of goods sold	19,292	29,022
Selling, general and administrative	271,007	237,565
Total operating expenses	290,299	266,587

Loss from operations	(240,376)	(185,697)

Other income:
Interest income	13,655	55,421
Total other income	13,655	55,421

Loss before income taxes	(226,721)	(130,276)
Income taxes	—	—
Net loss	$(226,721)	$(130,276)

Basic and diluted net loss per share	$(0.08)	$(0.05)

Weighted average shares outstanding used to compute net loss per share	2,716,486	2,716,486

The accompanying notes are an integral part of these statements.

EDEN BIOSCIENCE CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
	2009	2008
Cash flows from operating activities:
Net loss	$(226,721)	$(130,276)
Stock compensation expense	—	1,675
Changes in assets and liabilities:
Accounts receivable	(8,891)	(37,278)
Inventory	15,693	17,427
Prepaid expenses and other assets	(56,359)	(34,152)
Accounts payable	16,001	11,590
Accrued liabilities	(3,496)	(50,945)
Net cash used in operating activities	(263,773)	(221,959)

Effect of foreign currency exchange rates on cash and cash equivalents	—	2,723

Net decrease in cash and cash equivalents	(263,773)	(219,236)
Cash and cash equivalents at beginning of period	5,099,172	5,668,239
Cash and cash equivalents at end of period	$4,835,399	$5,449,003

The accompanying notes are an integral part of these statements.

EDEN BIOSCIENCE CORPORATION AND SUBSIDIARY
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Organization and Summary of Significant Accounting Policies

Organization and Business

Eden Bioscience Corporation (“Eden Bioscience” or the “Company”) was incorporated in the State of Washington on July 18, 1994. The Company sells harpin protein-based products for the protection of plants and seeds and the promotion of overall plant health to the general public, to resellers or businesses that offer its harpin protein-based products to the general public and to businesses that incorporate harpin protein-based products into existing or new products to be sold to the general public. The Company refers to this business as its “Home and Garden Business,” to this market as its “Home and Garden Market” and to these products as its “Home and Garden Products.”

On December 4, 2008, the Company’s Board of Directors approved a plan of complete dissolution and liquidation (“Plan of Dissolution”), subject to shareholder approval. The proposed Plan of Dissolution provides for the voluntary liquidation and dissolution of the Company and, subject to the requirements of Washington law, distribution of any available cash and other assets to the Company’s shareholders. If the Plan of Dissolution is approved by the Company’s shareholders, the Company intends to file articles of dissolution with the Secretary of State of the State of Washington as soon as reasonably practicable after receipt of the required revenue clearance certificate from the Department of Revenue of the State of Washington. The dissolution will be effective on the date on which the Company files the articles of dissolution or a later date specified in the articles of dissolution. Thereafter, the Company will not carry on any business activities except those appropriate to winding up and liquidating its business and affairs, including the collection of assets and the disposal of properties that will be applied toward the satisfaction of liabilities or will not otherwise be distributed in kind to its shareholders, the satisfaction of liabilities, the distribution of any remaining assets to its shareholders and the taking of all other actions necessary to wind up and liquidate its business and affairs, in accordance with the Plan of Dissolution.

If the Company’s shareholders approve the Plan of Dissolution, the Company will change its basis of accounting from the going-concern basis, which contemplates realization of assets and satisfaction of liabilities in the normal course of business, to the liquidation basis. Under the liquidation basis of accounting, assets are stated at their estimated net realizable values and liabilities are stated at their estimated settlement amounts. Recorded liabilities will include the estimated expenses associated with carrying out the Plan of Dissolution. The financial information presented in this Quarterly Report on Form 10-Q does not include any adjustments necessary to reflect the possible future effects on recoverability of the assets or settlement of liabilities that may result from adoption of the Plan of Dissolution or the Company’s potential to complete such a plan in an orderly manner.

The Company is subject to a number of risks including, risks related to the proposed Plan of Dissolution; and, if the Plan of Dissolution is not approved or implemented, risks related to the highly speculative and uncertain nature of the Company’s ability to realize potential value from its net operating loss carryforwards or other strategic alternatives that may be available to the Company and the risks related to the Home and Garden Business. These latter risks include dependence on one manufacturer for the supply of harpin protein-based products; dependence on a limited number of products and the commercialization of those products, reliance on independent distributors and retailers to sell the Company’s products; ability to retain existing employees; and competition from other companies with greater financial, technical and marketing resources.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and pursuant to the instructions to Form 10-Q. Accordingly, they do not include all of the information and notes required by U.S. generally accepted accounting principles for complete financial statements. The balance sheet at December 31, 2008 has been derived from the audited financial statements at that date but does not include all of the information and notes required by U.S. generally accepted accounting principles for complete financial statements. These financial statements and notes should be read in conjunction with the financial statements and notes as of and for the years ended December 31, 2008 and 2007 included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008, which was filed with the Securities and Exchange Commission on March 27, 2009.

In the opinion of management, the unaudited condensed consolidated financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to state fairly the financial information set

EDEN BIOSCIENCE CORPORATION AND SUBSIDIARY
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

forth therein and to make the financial statements not misleading. Results of operations for the three months ended March 31, 2009 are not necessarily indicative of the results expected for the full fiscal year or for any future period.

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

Liquidity

The Company’s operating expenditures have been significant since its inception. The Company currently anticipates that its operating expenses in 2009, if it continues operations, will be greater than its operating expenses in 2008, and will significantly exceed net sales of its Home and Garden Products to the Home and Garden Market and that net losses and working capital requirements will consume a significant amount of its cash resources in 2009. The Company’s future capital requirements are expected to be insignificant if shareholders approve, and the Company implements, the proposed Plan of Dissolution. If the proposed Plan of Dissolution is not approved or implemented, the Company’s future capital requirements will depend on the success of its Home and Garden Business. The Company does not plan to make a substantial investment toward the development of its Home and Garden Business. Management of the Company believes that the balance of its cash and cash equivalents at March 31, 2009 will be sufficient to meet its anticipated cash needs for net losses, working capital and capital expenditures for more than the next 12 months, although there can be no assurance in that regard.

Estimates Used in Financial Statement Preparation

The preparation of financial statements in conformity with generally accepted accounting principles in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Examples include expense accruals; provisions for sales allowances, warranty claims, inventory valuation and classification; and bad debts. Such estimates and assumptions are based on historical experience, where applicable, management’s plans and other assumptions. Estimates and assumptions are reviewed periodically and the effects of revisions are reflected in the financial statements prospectively when they are determined to be necessary. Actual results could differ from these estimates.

Accounts Receivable

In determining the adequacy of the allowance for doubtful accounts, the Company considers a number of factors, including the aging of the accounts receivable portfolio, customer payment trends, the financial condition of its customers, historical bad debts and current economic trends. Based upon an analysis of outstanding accounts receivable, no allowance for doubtful accounts was recorded at March 31, 2009.

Inventory

Inventory is valued at the lower of average cost or market. Costs include material, labor and overhead. The Company estimates inventory cost reductions based on expected sales value, including expected bulk sale, the results of quality control testing and the amount and age of product in the Company’s inventory.

Property and Equipment

Property and equipment are recorded at estimated fair value using an orderly liquidation method. Property and equipment consist of assets used in the Home and Garden Business. Improvements and replacements are capitalized. Maintenance and repairs are expensed when incurred.

EDEN BIOSCIENCE CORPORATION AND SUBSIDIARY
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Other Assets

As of March 31, 2009 and December 31, 2008, other non-current assets consisted principally of prepaid insurance.

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

Income Taxes

The Company accounts for income taxes under the provisions of Financial Accounting Standards Board Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes (“SFAS No. 109”). SFAS No. 109 requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the differences between the financial reporting and tax bases of assets and liabilities and operating loss and tax credit carryforwards using enacted tax rates in effect for the year in which the differences and carryforwards are expected to reverse.

Foreign Currency Translation

The Company conducted its operations in two primary functional currencies as of March 31, 2008: the U.S. dollar and the euro. Balance sheet accounts of the Company’s foreign operations were translated from foreign currencies into U.S. dollars at period-end exchange rates while income and expenses were translated at average exchange rates during the period. Cumulative translation gains or losses related to net assets located outside the U.S. are shown as a component of shareholders’ equity. Gains and losses resulting from foreign currency transactions, which are denominated in a currency other than the entity’s functional currency, are included in the consolidated statements of operations. There were no significant gains or losses on foreign currency transactions in the three months ended March 31, 2008. As of December 31, 2008, the Company closed and dissolved its European subsidiary.

Net Loss per Share

Basic net loss per share is the net loss divided by the average number of shares outstanding during the period. Diluted net loss per share is the net loss divided by the sum of the average number of shares outstanding during the period plus the additional shares that would have been issued had all dilutive stock options been exercised, less shares that would be repurchased with the proceeds from such exercise using the treasury stock method. The effect of including outstanding stock options is antidilutive for all periods presented. Therefore, stock options totaling 93,328 and 141,776 as of March 31, 2009 and 2008, respectively, have been excluded from the calculation of diluted net loss per share.

2. Stock Options

At March 31, 2009, the Company had reserved 24,442 shares of common stock for issuance under the 1995 Plan, all of which had been granted, and 412,576 shares for issuance under the 2000 Plan, including 245,909 shares transferred from the 1995 Plan. Options totaling 79,996 under the 2000 Plan had been granted at March 31, 2009, leaving 332,580 options available for future grant. The following table summarizes stock option activity:

EDEN BIOSCIENCE CORPORATION AND SUBSIDIARY
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Number of Shares	Weighted Average Exercise Price Per Share
Balance at December 31, 2008	93,328	$29.97
Expired	—	—
Balance at March 31, 2009	93,328	29.97
Exercisable at March 31, 2009	93,328	$29.97

3. Inventory

Inventory, at the lower of average cost or market, consists of the following:

	March 31, 2009	December 31, 2008
Raw materials	$8,331	$8,331
Finished goods	45,181	60,874
Total inventory	53,512	69,205
Less non-current portion of inventory	(19,559)	(34,478)
Current portion of inventory	$33,953	$34,727

The non-current portion of inventory consists of raw materials and finished goods that the Company does not expect to utilize in the next 12 months following the balance sheet date.

4. Accrued Liabilities

Accrued liabilities consist of the following:

	March 31, 2009	December 31, 2008
Legal fees and expenses	$25,000	$98,000
Accounting and investor services	41,805	2,000
Warranty	25,000	25,000
Other	56,100	26,401
Total accrued liabilities	$147,905	$151,401

5. Commitments and Contingencies

Leases

Beginning May 2008, the Company leases its office under a five-year agreement. Rental expense for office and facility was not significant for the three months ended March 31, 2009 and 2008. There are no material future minimum lease commitments.

Legal Proceedings

The Company is subject to various claims and legal actions that arise in the ordinary course of business and believes that the ultimate liability, if any, with respect to these claims and legal actions will not have a material effect on its condensed consolidated financial statements.

6. Major Customers

Net product sales to the following distributors accounted for more than ten percent of net revenues for the periods indicated:

EDEN BIOSCIENCE CORPORATION AND SUBSIDIARY
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Three Months Ended March 31,
	2009	2008
Customer A	$13,000	$21,000
Customer B	9,000	**
** Less than ten percent.

7. Income Taxes

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

If the Company were to undergo an “ownership change” as defined in Section 382 of the U.S. Internal Revenue Code (the “Code”), its net tax loss and general business credit carryforwards generated prior to the ownership change would be subject to annual limitations, which could reduce, eliminate, or defer the utilization of these losses. Based upon an analysis of past changes in the Company’s ownership, the Company believes that it has experienced ownership changes (as defined under Section 382) on March 20, 1996 and October 2, 2000 and absent any other ownership changes in the future, there are no significant limitations on the Company’s future ability to use net operating loss carryforwards generated prior to those dates. The Company does not believe it has experienced any other ownership changes that would further limit its future ability to use net operating loss carryforwards generated after October 2000.

Even if an ownership change has not occurred in the past, there is still the potential for an ownership change to occur under Section 382 as a result of future changes in stock ownership. For example, if shareholders do not approve the Plan of Dissolution or if it is not otherwise implemented, the holders of the Company’s common stock, including one or more of the holders of 5% or more of the Company’s common stock, could sell their shares in sufficient quantities to trigger an ownership change. In addition, if shareholders do not approve the Plan of Dissolution or it is not otherwise implemented and the Company continues to explore whether there may be opportunities to utilize its net operating loss carryforwards, the Company will be limited in its ability to issue additional stock in the future to provide capital for its business due to the importance of avoiding a future ownership change. The Company would only be able to issue additional stock in a manner that would not cause an ownership change pursuant to Section 382 of the Code. Accordingly, the Company’s ability to access the equity markets or issue stock in connection with an acquisition could be restricted. Net operating loss carryforwards may expire if the Company does not generate sufficient income to utilize the losses before their normal expiration.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and accompanying notes thereto included in this Quarterly Report on Form 10-Q and with our 2008 audited financial statements and notes thereto included in our most recent Annual Report on Form 10-K, which was filed with the Securities and Exchange Commission on March 27, 2009.

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These statements relate to future events or our future business activity, operations and financial performance. Forward-looking statements can be identified by terminology such as “may,” “will,” “should,” “expect,” “plan,” “intend,” “anticipate,” “believe,” “estimate,” “predict,” “potential,“ “continue,” “assume” or other similar expressions, or the negative of those expressions. These forward-looking statements are based on the opinions, expectations, forecasts, assumptions and estimates of management at the time the statements are made and are subject to risks and uncertainties that are difficult to predict and that could cause actual results or the level of activity, performance or achievements expressed or implied by such statements to differ materially from our expectations of future results, level of activity, performance or achievements expressed or implied by those statements. Factors that could affect actual results, level of activity, performance or achievements include:

•	our ability to obtain shareholder approval of the proposed plan of complete dissolution and liquidation, or “Plan of Dissolution”;

•	our ability to sell our non-cash assets, consisting primarily of our Home and Garden Business, in a timely manner or at all pursuant to the proposed Plan of Dissolution;

•	the price and other terms and conditions of sale of our Home and Garden Business;

•	our ability to prosecute, defend, settle, or otherwise resolve claims and demands and to make reasonable provision for the satisfaction of liabilities and the costs of taking such actions;

•	the risk that we may have liabilities and expenses that arise which are currently unforeseen;

•	the risk that the expenses of implementing the Plan of Dissolution may exceed our estimates;

•	the risk that we may not have sufficient funds to continue to operate our business and pursue other strategic alternatives if the Plan of Dissolution is not approved or is not otherwise implemented pursuant to our board’s ability to abandon the Plan of Dissolution;

•	the highly speculative nature of any strategic alternatives that may be available to us if the Plan of Dissolution is not approved by our shareholders or is not otherwise implemented pursuant to our board’s ability to abandon the Plan of Dissolution;

•	our inability to realize value from our net operating loss carryforwards if the Plan of Dissolution is not approved by our shareholders or is not otherwise implemented pursuant to our board’s ability to abandon the Plan of Dissolution;

•	the risks associated with our dependence on Plant Health Care, Inc. as the source of harpin protein-based products for our Home and Garden Business;

•	the competitive nature of the markets in which we operate;

•	a change in economic conditions;

•	our ability to retain existing customers and to attract new customers;

•	our ability to retain qualified personnel;

•	our anticipated operating losses;

•	uncertainties regarding the availability of additional capital and continued listing of our common stock on The Nasdaq Capital Market; and

•	the other risks and uncertainties described under the heading “Risk Factors” set forth in Part II, Item 1A of this Quarterly Report on Form 10-Q, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2008, our definitive proxy statement on Schedule 14A relating to the proposed Plan of Dissolution and other reports we may file with the Securities and Exchange Commission.

Although we believe that expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, level of activity, performance or achievements. You should not place undue reliance on our forward-looking statements, which apply only as of the date of this Quarterly Report on Form 10-Q. Except as may be required under federal law, we undertake no obligation to publicly update any forward-looking statements for any reason, even if new information becomes available or other events occur.

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

We have incurred significant operating losses since our inception in 1994. At March 31, 2009, we had an accumulated deficit of $128.1 million. We incurred net losses of $0.2 million and $0.1 million for the three months ended March 31, 2009 and 2008, respectively. We expect to incur additional net losses in 2009.

On December 4, 2008, our board of directors approved the proposed Plan of Dissolution, subject to shareholder approval. The proposed Plan of Dissolution provides for the voluntary liquidation and dissolution of our company and, subject to the requirements of Washington law, distribution of any available cash and other assets to our shareholders. A special meeting of shareholders to vote on the Plan of Dissolution is scheduled to be held on May 20, 2009. If the Plan of Dissolution is approved, we intend to file articles of dissolution with the Secretary of State of the State of Washington as soon as reasonably practicable after receipt of the required revenue clearance certificate from the Department of Revenue of the State of Washington. The dissolution will be effective on the date on which we file the articles of dissolution or a later date specified in the articles of dissolution. Thereafter, we will not carry on any business activities except those appropriate to winding up and liquidating our business and affairs, including the collection of assets and the disposal of properties that will be applied toward the satisfaction of liabilities or will not otherwise be distributed in kind to our shareholders, the satisfaction of liabilities, the distribution of any remaining assets to our shareholders and the taking of all other actions necessary to wind up and liquidate our business and affairs, in accordance with the Plan of Dissolution.

From and after the closing of the sale of our proprietary harpin protein technology and substantially all of the assets related to our worldwide agricultural and horticultural markets, or “Harpin Protein Technology,” to Plant Health Care, Inc., or “PHC,” in February 2007 and until the approval by our board of directors of the proposed Plan of Dissolution, our business strategy had been to use any revenue generated by our Home and Garden Business to support our continued operations while we explore whether there may be opportunities to realize potential value from our remaining business assets, primarily our net operating loss carryforwards discussed under “—Results of Operations—Income Taxes.” We refer to this as our “NOL Strategy.” The NOL Strategy is extremely speculative and subject to a large number of risks and uncertainties, including those set forth under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2008, and has not been successful to date. A detailed discussion of the background and reasons for our board’s decision to abandon the NOL Strategy and pursue the proposed Plan of Dissolution is contained in the definitive proxy statement on Schedule 14A that we filed with the Securities and Exchange Commission on April 1, 2009.

If our shareholders do not approve the proposed Plan of Dissolution or if the Plan of Dissolution is not otherwise implemented pursuant to our board’s ability to abandon the Plan of Dissolution if our board determines that such action would be in the best interests of our company and our shareholders, our board of directors will explore what, if any, strategic alternatives are available for the future of our company, which may include the continued exploration of the NOL Strategy. Other possible alternatives include seeking to raise capital from the sale of securities, which could result in substantial dilution to our existing shareholders and the granting of superior rights to the new shareholders, selling all of our stock or assets, changing our business focus, expanding the scope of our business through relationships with third parties, seeking voluntary dissolution at a later time and with potentially diminished assets or seeking bankruptcy protection. See Part II, Item 1A “Risk Factors” of this Quarterly Report for information on risks related to the proposed Plan of Dissolution.

Results of Operations

Revenues

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

If acceptance provisions or contingencies exist, revenue is deferred and recognized after such provisions or contingencies have been satisfied. As part of the analysis of whether all of our significant obligations have been satisfied or situations where acceptance provisions or other contingencies or arrangements exist, we consider the following elements, among others: sales terms and arrangements, historical experience and current incentive programs. Our distributor arrangements do not have price protection or product-return rights.

The following table sets forth product sales for the quarters ended March 31, 2009 and 2008.

	Three Months Ended March 31,
	2009	2008
Product sales	$49,923	$80,890

We believe the decrease in first quarter 2009 sales volume compared to first quarter 2008 sales volume was due to our lower spending on personnel, marketing and advertising. We operate our Home and Garden Business with one part-time employee and do not intend to significantly increase our investment toward the development of this business. We expect this will continue to negatively impact our product sales revenue in 2009. Moreover, our Home and Garden Business and revenues may be negatively impacted by our announced intent to dissolve our company, which may cause our customers to transition to other products.

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

Cost of Goods Sold

Cost of goods sold includes the cost of products sold and used for promotional purposes, shipping and handling and other costs necessary to store and deliver products to customers. Cost of goods sold was $19,292 in the first quarter of 2009, compared to $29,022 in the first quarter of 2008. The decrease was primarily due to lower sales volumes in our Home and Garden Business and lower sales volumes and lower shipping and handling costs. For the first quarter of 2009, we did not purchase any harpin protein-based product pursuant to our license and supply agreement with PHC. Depending on inventory levels and whether the Plan of Dissolution is approved or implemented, we may purchase product from PHC in 2009.

Selling, General and Administrative Expenses

Selling, general and administrative expenses consist of personnel and related expenses for sales and marketing, executive and administrative personnel, advertising, marketing and professional fees, and other corporate expenses. Selling, general and administrative expenses increased $33,442, or 14%, from $237,565 in the first quarter of 2008 to $271,007 in the same quarter of 2009. The increase resulted primarily from increased professional fees and expenses related to our proposed dissolution. The increase was partially offset by reductions in personnel, marketing and advertising expenses.

Interest Income

Interest income consists of earnings on our cash and cash equivalents. Interest income decreased $41,766, or 75%, from $55,421 in the first quarter of 2008 to $13,655 in the same quarter of 2009. The decrease was primarily due to lower interest rates and a lower cash balance in the first quarter of 2009 compared to the same quarter in 2008.

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

From and after the sale of the Harpin Protein Technology to PHC until the date our board of directors approved the proposed Plan of Dissolution, our business strategy had been to use any revenue generated by our Home and Garden Business to support our continued operations while we explore the NOL Strategy. The NOL Strategy is extremely speculative and subject to a large number of risks and uncertainties including those set forth under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2008. We have conducted limited analysis of our ability to utilize our net operating loss carryforwards and have drawn no final conclusions about the viability of this strategy. In order to confirm whether there are opportunities to realize potential value from our net operating loss carryforwards, we engaged legal advisors to validate the underlying assumptions related to our net operating loss carryforwards and analyze and provide advice on the options that may be available to preserve and maximize the potential use of our net operating loss carryforwards, as well as on potential limitations and risks of such utilization strategy.

If we were to undergo an “ownership change” as defined in Section 382 of the Internal Revenue Code of 1986, as amended, or the “Code,” our net operating loss carryforwards and general business credit carryforwards generated prior to the ownership change would be subject to annual limitations, which could reduce, eliminate, or defer the utilization of these losses. Based upon an analysis completed during the third quarter of 2007 of past ownership changes, we believe we have experienced ownership changes on March 20, 1996 and October 2, 2000. Absent any other ownership changes in the future, we believe there are no significant limitations on our future ability to use net operating loss carryforwards generated prior to those dates. We do not believe that the sale of assets to PHC in February 2007 resulted in another ownership change that would further limit our future ability to use net operating loss carryforwards generated after October 2000 because it was a sale of assets. However, the IRS or some other taxing authority may disagree with our position and contend that we have already experienced other such ownership changes or that the sale of assets resulted in an ownership change. In such case, our ability to use our net operating loss carryforwards to offset future taxable income would be severely limited. If the sale of assets to Plant Health Care results in an ownership change as defined in Section 382 of the Code, our net operating loss carryforwards available to offset future taxable income could be severely limited and the net operating loss carryforwards may expire as a result of the limitation.

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

Liquidity and Capital Resources

Liquidity

Our operating expenditures have been significant since our inception. We currently anticipate that our operating expenses in 2009, if we continue current operations, will be greater than our operating expenses in 2008 and will significantly exceed net Home and Garden Product sales. The reason for the estimated greater operating expenses is the expenses incurred year-to-date and to be incurred in the future in connection with our attempt to secure shareholder approval of the proposed Plan of Dissolution.

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

As described above, our future capital requirements will depend on the success of our Home and Garden Business and whether or not the Plan of Dissolution is approved by our shareholders and implemented. We have no current intention to make substantial investments to grow our Home and Garden Business. We believe that the balance of our cash and cash equivalents at March 31, 2009 will be sufficient to meet our anticipated cash needs for net losses, working capital and capital expenditures for more than the next 12 months, although there can be no assurance in this regard.

Capital Resources

At March 31, 2009, our cash and cash equivalents totaled $4.8 million, a decrease of $0.3 million from the balance of $5.1 million at December 31, 2008. We plan to finance our operations in 2009 using cash from operations and existing cash and cash equivalents. As discussed in detail above and in the section entitled “Results of Operations — Income Taxes,“ due to the importance of avoiding a future ownership change under the tax laws, we are limited in our ability to issue additional stock to provide capital for our business. As of March 31, 2009, there were no material commitments for capital expenditures.

Net Cash Used in Operations

Net cash used in operations increased by $41,814, or 19%, to $263,773 in the first quarter of 2009 from $221,959 in the same period of 2008. Net cash used in operations during the first quarter of 2009 resulted primarily from a net loss of $226,721 and net fluctuations in various asset and liability balances totaling $37,052. Net cash used in operations during the first quarter of 2008 resulted primarily from a net loss of $130,276 offset by net fluctuations in various asset and liability balances totaling $93,358. We expect that net cash used in operations will continue to be significant.

Exchange Rate Risk

Historically, we conducted our operations in three primary functional currencies: the U.S. dollar, the euro and, until December 31, 2004, the Mexican peso. We closed and dissolved our European operation in December 2008. Historically, neither fluctuations in foreign exchange rates nor changes in foreign economic conditions have had a significant impact on our financial condition or results of operations.

Critical Accounting Policies, Estimates and Judgments

Our critical accounting policies are more fully described in Note 1 to our condensed consolidated financial statements included in this Quarterly Report and in Note 1 to our audited consolidated financial statements included in our most recent Annual Report on Form 10-K, which was filed with the Securities and Exchange Commission on March 27, 2009. Certain of our accounting policies require the application of significant judgment by management in selecting the appropriate assumptions for calculating financial estimates. By their nature, these judgments are subject to an inherent degree of uncertainty. These judgments are based on historical experience, terms of existing contracts, commonly accepted industry practices, information provided by our customers and other assumptions that we believe are reasonable under the circumstances. Our estimates and assumptions are reviewed periodically and the effects of revisions are reflected in the consolidated financial statements in the period in which they are determined to be necessary. Actual results may differ from these estimates under different assumptions or conditions. Our critical accounting policies and estimates include:

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

Stock-Based Compensation

We account for stock-based compensation in accordance with the fair value recognition provisions of Financial Accounting Standards Board, or “FASB,” Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment. We use the Black-Scholes-Merton option-pricing model which requires the input of highly subjective assumptions. These assumptions include estimating the length of time employees will retain their vested stock options before exercising them (“expected term”), the estimated volatility of our common stock price over the expected term and the number of options that will ultimately not complete their vesting requirements (“forfeitures”). Changes in the subjective assumptions can materially affect the estimate of fair value of stock-based compensation and, consequently, the related amount recognized on the consolidated statements of operations.

Recent Accounting Pronouncements

In December 2007, the FASB issued Statement of Financial Accounting Standards 141(R), Business Combinations, or “SFAS No. 141(R).” SFAS No. 141(R) improves the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in is financial reports about a business combination and its effects. SFAS No. 141(R) is effective for us beginning with fiscal year 2009. The impact of adopting SFAS No. 141(R) was not significant to the consolidated financial statements.

In December 2007, the FASB issued Statement of Financial Standards 160, Noncontrolling Interests in Consolidated Financial Statements, or “SFAS No. 160.” SFAS No. 160 improves the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements. SFAS No. 160 is effective for us beginning with fiscal year 2009. The impact of adopting SFAS No. 160 was not significant to the consolidated financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We do not currently hold any derivative instruments and we do not engage in hedging activities. Also, we do not have any outstanding variable interest rate debt and currently do not enter into any material transactions denominated in foreign currency.

Because of the relatively short-term average maturity of our investment funds, such investments are sensitive to interest rate movements. Therefore, our future interest income may be adversely impacted by changes in interest rates. Further, cash deposits with banks may exceed the amount of insurance provided on such deposits. However, these deposits may be redeemed upon demand. Our credit risk is managed by investing our excess cash in high-quality money market instruments and securities of the U.S. government. However, our direct exposure to interest rate fluctuations is currently not material to our results of operations.

Historically, we have conducted our operations in three primary functional currencies: the U.S. dollar, the euro and, until December 31, 2004, the Mexican peso. We closed and dissolved our European operations in December 2008. Historically, neither fluctuations in foreign exchange rates nor changes in foreign economic conditions have had a significant impact on our financial condition or results of operations.

Item 4T. Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer has evaluated the effectiveness and design of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended, or the “Exchange Act”) as of the end of the fiscal quarter covered by this Quarterly Report on Form 10-Q. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the fiscal quarter covered by this Quarterly Report on Form 10-Q, our disclosure controls and procedures were effective in ensuring that the information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to our Chief Executive Officer and Chief Financial Officer to allow timely decisions regarding required disclosure.

There were no changes to our internal control over financial reporting that occurred during the quarter ended March 31, 2009, which were identified in connection with our management’s evaluation required by Rules 13a-15(d) and 15d-15(d) under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1A. Risk Factors

Our results of operations and financial condition are subject to numerous risks and uncertainties described in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2008, filed with the Securities and Exchange Commission on March 27, 2009. You should carefully consider those risk factors, together with all of the other information included in this Quarterly Report on Form 10-Q. Additional considerations not presently known to us or that we currently believe are immaterial may also impair our business operations. If any of such risks actually occur, our business, financial condition or operating results could be materially and adversely affected, the value of our common stock could decline and you may lose all or part of your investment.

Except as set forth below, there have been no material changes to the risk factors set forth in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008.

Risks Related to the Plan of Dissolution

If the amount of our liabilities and expenses is higher than we currently anticipate, the amount we distribute to our shareholders pursuant to the Plan of Dissolution may be less than the amount we have estimated, or may be depleted entirely.

The amount of cash ultimately distributed to shareholders pursuant to the Plan of Dissolution depends on the amount of our liabilities and expenses during the liquidation process, and the amount we generate from the sale of our remaining non-cash assets, consisting primarily of our Home and Garden Business. We have attempted to estimate such liabilities and expenses in our definitive proxy statement on Schedule 14A filed with the Securities and Exchange Commission, or “SEC,” on April 1, 2009. However, those estimates may be inaccurate. Factors that could impact our estimates include the following:

•	If any of the estimates regarding the Plan of Dissolution and the expense of satisfying our outstanding obligations and liabilities during the liquidation process are inaccurate, the amount we distribute to our shareholders may be reduced or may be entirely depleted. For instance, if claims are asserted against us and are successful, we will have to defend or settle these claims before making distributions to our shareholders;

•	We have made certain estimates regarding the expense of personnel required and other operating expenses (including legal, accounting and other professional fees) necessary to liquidate and dissolve our company. Our actual expenses could vary significantly and are dependent on the timing of the effective date of dissolution, or the “Effective Date,” and the timing and manner of the sale of our non-cash assets. If the timing for either event differs from our plans, we may incur additional expenses above our current estimates, which could reduce or deplete entirely funds available for distribution to our shareholders; and

•	We have assumed that all material contract rights can be effectively transferred. If we are unable to obtain any required consents with the counterparties to those contracts, our ability to transfer such rights may be impaired.

After the Effective Date, we have an obligation to continue to comply with the applicable reporting requirements of the Exchange Act even though compliance with these reporting requirements may be economically burdensome. In order to curtail expenses, we intend, after the Effective Date, to seek relief from the SEC from the reporting requirements under the Exchange Act. We anticipate that, if such relief were granted, we would continue to file current reports on Form 8-K to disclose material events relating to our dissolution and liquidation along with any other reports that the SEC might require. However, the SEC may not grant any such relief, in which case we will be required to continue to incur the expenses associated with these reporting requirements, which will reduce the cash available for distribution to our shareholders.

If the amount of our contingency reserve is insufficient to satisfy the aggregate amount of our liabilities, each shareholder may be liable to our creditors for the amount of liquidating distributions received by such shareholder under the Plan of Dissolution.

After the Effective Date, our corporate existence will continue, but we will not be able to carry on any business except that appropriate to wind up and liquidate our business and affairs. Following the Effective Date, we will pay all expenses and known liabilities and our board will establish a contingency reserve consisting of cash or other assets that we believe to be adequate for the satisfaction of all current, contingent or conditional liabilities. We also may seek to acquire insurance coverage or take other steps our board determines are advisable to provide reasonable provision for the satisfaction of the estimated amount of such liabilities.

In the event the amount of our contingency reserve and other measures reasonably calculated to provide for satisfaction of liabilities are insufficient, each of our shareholders could be held liable for amounts due to our creditors to the extent of the amount of liquidating distributions received by such shareholder. In such event, a shareholder could be required to return all amounts received as distributions pursuant to the Plan of Dissolution and ultimately could receive nothing under the Plan of Dissolution. Moreover, for U.S. federal income tax purposes, payments made by a shareholder in satisfaction of our liabilities not covered by the assets in our contingency reserve or otherwise satisfied through insurance or other reasonable means generally would produce a capital loss for such shareholder in the year the liabilities are paid. The deductibility of any such capital loss generally would be subject to certain limitations under the Internal Revenue Code of 1986, as amended. We cannot assure you that the contingency reserve or any insurance or other arrangements that we establish will be adequate to satisfy the amount of all of our expenses and liabilities.

Distributions to our shareholders could be delayed.

All or a portion of any distributions to our shareholders could be delayed, depending on many factors, including:

•	if a creditor seeks an injunction against the making of distributions to our shareholders on the ground that the amounts to be distributed are needed to provide for the satisfaction of our liabilities;

•	if we became a party to unanticipated lawsuits or other claims asserted by or against us;

•	if we were unable to sell our remaining non-cash assets or if such sales took longer than expected;

•	if we were unable to settle claims with creditors or if such settlements took longer than expected; or

•	if the Department of Revenue of the State of Washington audits us and thereby delays the issuance of the revenue clearance certificate required to file our articles of dissolution with the Secretary of State of the State of Washington.

Any of the foregoing could delay or substantially diminish, or reduce to zero, the amount available for distribution to our shareholders. In addition, pursuant to the Washington Business Corporation Act, or ”WBCA,“ claims and demands may be asserted against us at any time during the three years following the Effective Date. Accordingly, our board of directors plans to establish a contingency reserve and may seek insurance coverage reasonably calculated to provide for satisfaction of the reasonably estimated amount of any claims, suits or liabilities reasonably likely to arise during the three-year period following the Effective Date. As a result of these factors, we may retain for distribution at a later date some or all of the amounts, if any, that we expect to distribute to shareholders.

Shareholders will lose the opportunity to capitalize on potential growth opportunities from the continuation of our business.

Our board of directors believes that the Plan of Dissolution is more likely to result in greater returns to shareholders than if we continued the status quo or pursued other alternatives. However, if the Plan of Dissolution is approved, shareholders will lose the opportunity to capitalize on potential business and possible future growth opportunities that may have arisen if we had continued the NOL Strategy or pursued other alternatives. It is possible that these opportunities could prove to be more valuable than the liquidating distributions our shareholders would receive pursuant to the Plan of Dissolution.

Shareholders may not be able to recognize a loss for U.S. federal income tax purposes until they receive a final distribution from us.

As a result of our dissolution and liquidation, for U.S. federal income tax purposes, our shareholders generally will recognize gain or loss equal to the difference between (i) the sum of the amount of cash and the fair market value (at the time of distribution) of property, if any, distributed to them, and (ii) their tax basis for their shares of our common stock. Liquidating distributions pursuant to the Plan of Dissolution may occur at various times and in more than one tax year. A shareholder generally will recognize any loss only when the shareholder receives our final liquidating distribution to shareholders, and then only if the aggregate value of all liquidating distributions with respect to a share is less than the shareholder’s tax basis for that share. Shareholders are urged to consult their own tax advisors as to the specific tax consequences to them of our dissolution and liquidation pursuant to the Plan of Dissolution.

Recordation of transfers of our common stock on our stock transfer books will be restricted after the Effective Date, and thereafter it generally will not be possible for shareholders to change record ownership of our stock.

We intend to close our stock transfer books at the close of business on the Effective Date. Thereafter, certificates representing our common stock will not be assignable or transferable on the books of our transfer agent except by will, intestate succession or operation of law, and will no longer be traded on The Nasdaq Capital Market. From and after the Effective Date, and subject to applicable law, our common stock will be deemed cancelled and each shareholder will cease to have any rights in respect thereof, except the right to receive distributions in accordance with the Plan of Dissolution. The proportionate interests of all of our shareholders will be fixed in our books on the basis of their respective stock holdings at the close of business on the Effective Date. Further, after the Effective Date, any distributions that we make will be made solely to the shareholders of record at the close of business on the Effective Date (except as may be necessary to reflect subsequent transfers recorded on our books as a result of any assignments by will, intestate succession or operation of law).

Further shareholder approval will not be required in connection with the implementation of the Plan of Dissolution.

Approval of the Plan of Dissolution by our shareholders at the special meeting will constitute full and complete authority for our board of directors and officers, without further shareholder approval, to proceed with the dissolution and liquidation of our company in accordance with the applicable provisions of the WBCA. Accordingly, we will be authorized to dispose of our Home and Garden Business and other non-cash assets without further shareholder approval. As a result, our board of directors may authorize actions in implementing the Plan of Dissolution, including the sale of our Home and Garden Business, with which our shareholders may not agree.

Our board of directors may revoke or delay implementation of the Plan of Dissolution even if our shareholders approve it.

Even if our shareholders approve the Plan of Dissolution at the special meeting, our board of directors has reserved the right, if such action would be in the best interest of our company and our shareholders and without further shareholder approval, to revoke the Plan of Dissolution to the extent and in the manner permitted by the WBCA at any time (i) prior to the Effective Date or (ii) at any time within 120 days after the Effective Date. In addition, our board of directors may delay the implementation of the Plan of Dissolution if it determines such delay is in the best interests of our company and our shareholders.

If prior to the Effective Date, we were to become an acquisition target or receive a proposal for implementing our NOL Strategy or other alternative transaction, our board may elect to delay or revoke the Plan of Dissolution if it believes that such acquisition or alternative transaction could or would be more favorable to and better serve the interests of our company and our shareholders. A revocation of the Plan of Dissolution would result in our shareholders not receiving any liquidating distributions. Any delay in the implementation of the Plan of Dissolution could result in increased expenses, which would reduce the amount available for distribution to our shareholders.

If our shareholders do not approve the Plan of Dissolution, our resources may diminish completely.

If our shareholders do not approve the Plan of Dissolution or if the Plan of Dissolution is not otherwise implemented pursuant to our board’s ability to abandon the Plan of Dissolution as discussed above, our board of directors will explore what, if any, strategic alternatives are available for the future of our company, which may include the continued exploration of our NOL Strategy. Other possible alternatives include seeking to raise capital from the sale of securities, which could result in substantial dilution to our existing shareholders and the granting of superior rights to the new shareholders, selling all of our stock or assets, changing our business focus, expanding the scope of our business through relationships with third parties, seeking voluntary dissolution at a later time and with potentially diminished assets or seeking bankruptcy protection. There can be no assurance that any of these alternatives would result in greater shareholder value than the proposed Plan of Dissolution. Moreover, any alternative we select may have unanticipated negative consequences, and we will face a number of risks, including:

•	We are likely to continue to incur net losses from the operation of our Home and Garden Business. Moreover, our Home and Garden Business may be negatively impacted by our announced intent to dissolve our company, which may cause our customers to transition to other products. Our net losses may increase in the future as we continue to operate our Home and Garden Business and could consume a material amount of our limited cash resources. We discuss the risks of the continued operation of our Home and Garden Business in further detail under the heading ”Risk Factors— Risks Related to Our Continuing Business Operations“ in our Annual Report on Form 10-K for the year ended December 31, 2008;

•	If we were to continue to explore our NOL Strategy, we cannot assure you that we would ever realize the value of our deferred tax assets. For example, if shareholders do not approve the Plan of Dissolution, there can be no assurance that the holders of our common stock, including one or more of the holders of 5% or more of our common stock, will not sell their shares and thereby potentially impair our ability to utilize our net operating loss carryforwards by causing an ”ownership change“ (as defined in Section 382 of the Code). In such case, pursuit of the NOL Strategy may not be among the alternatives available to us. The NOL Strategy is extremely speculative and subject to a number of risks that we describe in further detail under the heading ”Risk Factors— Risks Related to Our Business Plan to Utilize Net Operating Loss Carryforwards“ in our Annual Report on Form 10-K for the year ended December 31, 2008, and the continued pursuit of the NOL Strategy may consume substantially all of our remaining cash resources;

•	Any financing we may require to continue our operations or to acquire another business as part of the NOL Strategy may not be available on acceptable terms, if at all, particularly in light of the current economic crisis, which we believe will significantly impair our ability to attract capital through the sale of securities or otherwise obtain financing. Any financing we are able to obtain may substantially dilute the interests of our current shareholders;

•	We would continue to incur expenses associated with being a public reporting company, including ongoing SEC reporting obligations. These expenses would accelerate the depletion of our existing cash resources; and

•	Prior to the public announcement of our board’s approval of the Plan of Dissolution, our common stock had generally been trading below $1.00 per share for the prior two months. If our shareholders do not approve the Plan of Dissolution, we believe it is likely that the price of our common stock will fall below The Nasdaq Capital Market’s $1.00 minimum bid price requirement and that our common stock will eventually be delisted from The Nasdaq Capital Market, which could significantly impair our ability to fund operations through the sale of our securities.

If our shareholders do not approve the Plan of Dissolution, our stock price may be adversely affected.

On December 4, 2008, the day immediately prior to our announcement that our board of directors had approved the Plan of Dissolution, the closing sales price of our common stock on The Nasdaq Capital Market was $0.79. From December 5, 2008 to May 4, 2009, the sales price of our common stock on The Nasdaq Capital Market has ranged from a high of $1.70 and a low of $0.85. If our shareholders do not approve the Plan of Dissolution, our stock price may be adversely affected due to the market’s doubt as to our ability to successfully operate our Home and Garden Business or to successfully pursue other strategic alternatives, and we may not be able to retain our listing on The Nasdaq Capital Market.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On September 26, 2000, the SEC declared effective our Registration Statement on Form S-1, as amended (Registration No. 333-41028), as filed with the SEC in connection with our initial public offering. Our net proceeds, after accounting for $7.0 million in underwriting discounts and commissions and approximately $1.6 million in other expenses of the offering, were $91.5 million. At March 31, 2009, we had used approximately $18.6 million of the net offering proceeds to expand and enhance our former manufacturing and research and development and administration facilities, and approximately $68.1 million for working capital and general corporate purposes. The remaining portion of the net offering proceeds has been invested in cash equivalent instruments. Our use of the proceeds from the offering does not represent a material change in the use of proceeds described in the prospectus included as part of the Registration Statement.

Item 6. Exhibits

Exhibit 31.1 is being filed as part of this quarterly report on Form 10-Q. Exhibit 32.1 is being furnished with this quarterly report on Form 10-Q.

Exhibit Number	Description
31.1	Rule 13a-14(a)/15d-14(a) Certification (Chief Executive Officer and Chief Financial Officer).
32.1	Section 1350 Certification (Chief Executive Officer and Chief Financial Officer).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EDEN BIOSCIENCE CORPORATION

Date: May 5, 2009

By:	/s/ Nathaniel T. Brown Nathaniel T. Brown Chief Executive Officer, Chief Financial Officer and Secretary (Signing on behalf of the registrant and as Principal Financial and Accounting Officer)